Form 10-Q
period 1998-09-30
GOLDEN STATE HOLDINGS INC
filed 1998-11-16
CIK 1071000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        September 30, 1998
                                -------------------------------
                                             or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              N/A        to        N/A
                                ----------------------     ----------------

Commission File Number:                333 - 64597
                          ---------------------------------------
                                Golden State Holdings Inc.
-------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


      Delaware                                             95-4669792
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  135 Main Street, San Francisco, CA                         94105
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 415-904-1100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes   [ ] No


The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on November 10, 1998: 1,000 shares of common stock.

                               Page 1 of 47 pages
                           Exhibit index on page: 45

                           GOLDEN STATE HOLDINGS INC.
                     THIRD QUARTER 1998 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


                                                                                                      Page No.
                                                                                                      --------
PART I.       FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Unaudited Consolidated Balance Sheets
              September 30, 1998 and December 31, 1997...................................................3

              Unaudited Consolidated Statements of Income
              Nine months ended September 30, 1998 and 1997..............................................4

              Unaudited Consolidated Statements of Income
              Three months ended September 30, 1998 and 1997.............................................5

              Unaudited Consolidated Statements of Comprehensive Income
              Nine months ended September 30, 1998 and 1997..............................................6

              Unaudited Consolidated Statements of Comprehensive Income
              Three months ended September 30, 1998 and 1997.............................................7

              Unaudited Consolidated Statement of Stockholder's Equity
              Nine months ended September 30, 1998.......................................................8

              Unaudited Consolidated Statements of Cash Flows
              Nine months ended September 30, 1998 and 1997..............................................9

              Notes to Unaudited Consolidated Financial Statements......................................11

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............................................17


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................................................44

     Item 2.  Changes in Securities.....................................................................45

     Item 3.  Defaults Upon Senior Securities...........................................................45

     Item 4.  Submission of Matters to a Vote of Security Holders.......................................45

     Item 5.  Other Information.........................................................................45

     Item 6.  Exhibits and Reports on Form 8-K..........................................................45

                                      GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                        SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                                      (Unaudited)
                                     (dollars in thousands, except per share data)


                                                                           September 30,             December 31,
                                                                               1998                      1997
                                                                               ----                      ----
                      Assets
                      ------
Cash and amounts due from banks                                           $   552,762              $   350,214
Interest-bearing deposits in other banks                                       44,263                   36,164
Short-term investment securities                                              591,947                   25,933
                                                                          -----------              -----------
              Cash and cash equivalents                                     1,188,972                  412,311

Securities available for sale, at fair value                                  583,737                  813,085
Securities held to maturity                                                   251,960                   58,299
Mortgage-backed securities available for sale, at fair value               11,502,002                5,076,598
Mortgage-backed securities held to maturity                                 2,950,503                1,337,877
Loans held for sale, net                                                    1,479,686                1,483,466
Loans receivable, net                                                      30,763,348               19,424,410
Investment in Federal Home Loan Bank ("FHLB") System                          787,072                  468,191
Office premises and equipment, net                                            309,919                  159,349
Foreclosed real estate, net                                                    91,690                   76,997
Accrued interest receivable                                                   309,956                  188,203
Intangible assets (net of accumulated amortization of
      $96,674 in 1998 and $60,294 in 1997)                                    940,731                  675,927
Mortgage servicing rights                                                     889,253                  536,703
Other assets                                                                  952,841                  635,663
                                                                          -----------              -----------
              Total assets                                                $53,001,670              $31,347,079
                                                                          ===========              ===========


         Liabilities, Minority Interest and Stockholder's Equity
         -------------------------------------------------------
Deposits                                                                   25,342,039              $16,202,605
Securities sold under agreements to repurchase                              3,757,060                1,842,442
Borrowings                                                                 19,720,963               10,769,594
Other liabilities                                                           1,140,180                  702,475
                                                                          -----------              -----------
         Total liabilities                                                 49,960,242               29,517,116
                                                                          -----------              -----------

Commitments and contingencies                                                      --                       --

Minority interest                                                             775,529                  986,456

Stockholder's equity:
     Floating rate cumulative perpetual Preferred Stock, $1.00 par value, liquidation value of $15,000 per share, 24,000 shares authorized, 0 shares and 1,712 shares issued and outstanding
         at September 30, 1998 and December 31, 1997, respectively                 --                   25,680
     Common stock, $1.00 par value, 1,000 shares, authorized,
         issued and outstanding                                                     1                        1
     Additional paid-in capital                                             1,511,907                   31,890
     Accumulated other comprehensive income                                    41,280                   35,162
     Retained earnings (substantially restricted)                             712,711                  750,774
                                                                          -----------              -----------
         Total stockholder's equity                                         2,265,899                  843,507
                                                                          -----------              -----------
         Total liabilities, minority interest and stockholder's equity    $53,001,670              $31,347,079
                                                                          ===========              ===========

    See accompanying notes to unaudited consolidated financial statements.

                                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                  (Unaudited)
                                                 (in thousands)

                                                                                          1998                1997
                                                                                          ----                ----
Interest income:
     Loans receivable                                                                 $1,169,834          $1,166,028
     Mortgage-backed securities available for sale                                       294,174             216,280
     Mortgage-backed securities held to maturity                                          80,025              86,849
     Loans held for sale                                                                  85,070              55,898
     Securities available for sale                                                        40,445              40,325
     Securities held to maturity                                                           2,727               1,672
     Interest-bearing deposits in other banks                                             23,009               4,839
                                                                                      ----------          ----------
         Total interest income                                                         1,695,284           1,571,891
                                                                                      ----------          ----------
Interest expense:
     Deposits                                                                            545,734             562,904
     Securities sold under agreements to repurchase                                      106,386             104,863
     Borrowings                                                                          541,397             404,154
                                                                                      ----------          ----------
         Total interest expense                                                        1,193,517           1,071,921
                                                                                      ----------          ----------
         Net interest income                                                             501,767             499,970
Provision for loan losses                                                                 30,000              59,850
                                                                                      ----------          ----------
         Net interest income after provision for loan losses                             471,767             440,120
                                                                                      ----------          ----------
Noninterest income:
     Loan servicing fees, net                                                            106,070             109,440
     Customer banking fees and service charges                                            79,475              73,243
     Management fees                                                                       1,746               5,309
     Gain on sale of loans, net                                                           49,989              16,123
     Gain on sale of assets, net                                                             235              14,845
     Gain on sale of branches                                                            108,825               1,069
     Dividends on FHLB stock                                                              22,463              18,367
     Other income                                                                         15,257              17,737
                                                                                      ----------          ----------
         Total noninterest income                                                        384,060             256,133
                                                                                      ----------          ----------
Noninterest expense:
     Compensation and employee benefits                                                  200,679             190,370
     Occupancy and equipment                                                              65,114              61,423
     Savings Association Insurance Fund deposit insurance premium                          7,840               8,090
     Loan expense                                                                         33,863              51,838
     Marketing                                                                            12,009              10,378
     Professional fees                                                                    30,811              33,467
     Data processing                                                                      10,274               9,553
     Foreclosed real estate operations, net                                               (6,024)             (2,081)
     Amortization of intangible assets                                                    36,380              36,805
     Merger and integration costs                                                         31,917                  --
     Other                                                                                74,381              78,919
                                                                                      ----------          ----------
         Total noninterest expense                                                       497,244             478,762
                                                                                      ----------          ----------
Income before income taxes, minority interest and extraordinary loss                     358,583             217,491
Income tax (benefit) expense                                                            (143,106)             35,438
                                                                                      ----------          ----------
Income before minority interest and extraordinary loss                                   501,689             182,053
Minority interest                                                                         82,020              66,169
                                                                                      ----------          ----------
Income before extraordinary loss                                                         419,669             115,884
Extraordinary loss - loss on early extinguishment of debt, net                            80,007                  --
                                                                                      ----------          ----------
     Net income                                                                          339,662             115,884
Preferred stock dividends                                                                    578              11,005
                                                                                      ----------          ----------
     Net income available to common stockholder                                       $  339,084          $  104,879
                                                                                      ==========          ==========

   See accompanying notes to unaudited consolidated financial statements.

                                      GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                     THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                      (Unaudited)
                                                     (in thousands)

                                                                                          1998               1997
                                                                                          ----               ----
Interest income:
     Loans receivable                                                                   $408,494           $386,365
     Mortgage-backed securities available for sale                                       115,645             81,848
     Mortgage-backed securities held to maturity                                          32,592             27,980
     Loans held for sale                                                                  26,840             18,271
     Securities available for sale                                                        12,159             15,047
     Securities held to maturity                                                           1,155                743
     Interest-bearing deposits in other banks                                             21,438              1,049
                                                                                        --------           --------
         Total interest income                                                           618,323            531,303
                                                                                        --------           --------
Interest expense:
     Deposits                                                                            190,532            188,117
     Securities sold under agreements to repurchase                                       49,337             32,077
     Borrowings                                                                          201,052            145,671
                                                                                        --------           --------
         Total interest expense                                                          440,921            365,865
                                                                                        --------           --------
         Net interest income                                                             177,402            165,438
Provision for loan losses                                                                 10,000             19,950
                                                                                        --------           --------
            Net interest income after provision for loan losses                          167,402            145,488
                                                                                        --------           --------
Noninterest income:
     Loan servicing fees, net                                                             34,707             34,461
     Customer banking fees and service charges                                            28,278             26,491
     Management fees                                                                         442              1,220
     Gain on sale of loans, net                                                           13,865              4,765
     Gain on sale of branches                                                            108,911                 --
     Gain on sale of assets, net                                                             416             15,059
     Dividends on FHLB stock                                                               7,901              6,392
     Other income                                                                          4,806              6,458
                                                                                        --------           --------
         Total noninterest income                                                        199,326             94,846
                                                                                        --------           --------
Noninterest expense:
     Compensation and employee benefits                                                   73,105             62,868
     Occupancy and equipment                                                              23,785             20,579
     Savings Association Insurance Fund deposit insurance premium                          2,786              2,640
     Loan expense                                                                         10,363             17,872
     Marketing                                                                             2,142              2,694
     Professional fees                                                                    11,242             11,269
     Data processing                                                                       3,877              3,371
     Foreclosed real estate operations, net                                                 (886)            (1,224)
     Amortization of intangible assets                                                    13,151             12,210
     Merger and integration costs                                                         31,054                 --
     Other                                                                                24,929             22,008
                                                                                        --------           --------
         Total noninterest expense                                                       195,548            154,287
                                                                                        --------           --------
Income before income taxes, minority interest and extraordinary loss                     171,180             86,047
Income tax expense                                                                        78,028             13,547
                                                                                        --------           --------
Income before minority interest and extraordinary loss                                    93,152             72,500
Minority interest                                                                         36,406             23,176
                                                                                        --------           --------
Income before extraordinary loss                                                          56,746             49,324
Extraordinary loss - loss on early extinguishment of debt, net                            80,007                 --
                                                                                        --------           --------
     Net (loss) income                                                                   (23,261)            49,324
Preferred stock dividends                                                                     --              2,762
                                                                                        --------           --------
    Net (loss) income available to common stockholder                                   $(23,261)           $46,562
                                                                                        ========           ========

   See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)
                                 (in thousands)


                                                         1998         1997
                                                         ----         ----
Net (loss) income                                      $339,662     $115,884

Other comprehensive income, net of tax:
     Unrealized holding loss on securities available      6,654       14,924
     for sale:
         Unrealized holding gain arising during
                 the period
         Less: reclassification adjustment for gains
              included in net gain                         (536)         (90)
                                                       --------     --------
     Other comprehensive income                           6,118       14,834
                                                       --------     --------
Comprehensive income                                   $345,780     $130,718
                                                       ========     ========



See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)
                                 (in thousands)

                                                              1998        1997
                                                              ----        ----
Net (loss) income                                          $(23,261)    $49,324

Other comprehensive income, net of tax:
   Unrealized holding loss on securities
   available for sale:
      Unrealized holding gain arising during the period      13,150       8,120
      Less: reclassification adjustment for losses (gains)
            included in net gain                                 29         (86)
                                                           --------     -------
   Other comprehensive (loss) income                         13,179       8,034
                                                           --------     -------
Comprehensive (loss) income                                $(10,082)    $57,358
                                                           ========     =======



See accompanying notes to unaudited consolidated financial statements.

                                       GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                          NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                      (Unaudited)
                                                     (in thousands)



                                                                            Accumulated
                                                              Additional       Other                           Total
                                      Preferred  Common         Paid-in    Comprehensive     Retained       Stockholder's
                                        Stock     Stock         Capital        Income        Earnings          Equity
                                        -----     -----         -------        ------        --------          ------
Balance at December 31, 1997          $ 25,680      $1        $   31,890      $ 35,162       $750,774        $  843,507
Net income                                  --      --                --            --        339,662           339,662
Redemption of FN Holdings
     Preferred Stock                   (25,787)     --               787            --             --           (25,000)
Golden State Acquisition                    --      --         1,482,765            --             --         1,482,765
GS Escrow Merger                            --      --            (3,535)           --             --            (3,535)
Change in net unrealized holding
     gains on securities available
     for sale                               --      --                --         6,118                            6,118
Stock dividends                            107      --                --            --           (107)               --
Dividends on common stock                   --      --                --            --       (377,147)         (377,147)
Cash dividends on FN Holdings
     Preferred Stock                        --      --                --            --           (471)             (471)
                                      --------     ---        ----------      --------       --------        ----------
Balance at September 30, 1998         $     --      $1        $1,511,907      $ 41,280       $712,711        $2,265,899
                                      ========     ===        ==========      ========       ========        ==========


  See accompanying notes to unaudited consolidated financial statements

                            GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                            (Unaudited)
                                           (in thousands)


                                                                           1998            1997
                                                                           ----            ----
Cash flows from operating activities:
Net income                                                               $339,662        $115,884
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Amortization of intangible assets                                       36,380          36,805
   Accretion of premiums and discounts, net                                (7,633)        (15,263)
   Amortization of mortgage servicing rights                               92,003          81,418
   Provision for loan losses                                               30,000          59,850
   Gain on sales of assets, net                                              (235)        (14,845)
   Gain on sale of branches                                              (108,825)         (1,069)
   Gain on sales of foreclosed real estate, net                           (11,331)        (10,302)
   Loss on sale of loans, net                                              88,514          72,917
   Extraordinary loss - loss on early extinguishment of debt, net          80,007              --
   Depreciation and amortization of office premises and equipment          17,364          11,755
   Amortization of deferred debt issuance costs                             5,340           4,124
   FHLB stock dividends                                                   (22,463)        (18,367)
   Capitalization of originated mortgage servicing rights                (138,503)        (89,040)
   Purchases and originations of loans held for sale                   (6,391,601)     (4,458,632)
   Proceeds from the sale of loans held for sale                        6,354,361       4,205,318
   (Increase) decrease in other assets                                   (161,187)        113,135
   Increase in accrued interest receivable                                (10,131)        (11,967)
   Decrease in other liabilities                                         (300,358)        (85,534)
   Minority interest                                                       82,020          66,169
                                                                       ----------      ----------
      Net cash (used in) provided by operating activities                 (26,616)         62,356
                                                                       ----------      ----------

See accompanying notes to unaudited consolidated financial statements.

(Continued)


                                         GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                         (Unaudited)
                                                        (in thousands)


                                                                                        1998               1997
                                                                                        ----               ----
Cash flows from investing activities:
     Acquisitions:
         Golden State Acquisition                                                    $ 792,132        $        --
         Cal Fed Acquisition                                                            58,386           (161,196)
         GSAC Acquisition                                                             (123,718)                --
         Auto One Acquisition                                                               --             (2,845)
         Mortgage loan servicing rights and operations                                      --            (34,260)
     Purchases of securities available for sale                                       (531,774)          (916,571)
     Proceeds from maturities of securities available for sale                         803,296            490,797
     Purchases of securities held to maturity                                             (897)           (58,833)
     Proceeds from maturities of securities held to maturity                             2,263              4,938
     Purchases of mortgage-backed securities available for sale                     (6,099,674)        (2,295,151)
     Principal payments on mortgage-backed securities available for sale             1,933,451            670,837
     Proceeds from sales of mortgage-backed securities available for sale                5,664             71,914
     Principal payments on mortgage-backed securities held to maturity                 289,026            208,467
     Proceeds from sale of loans                                                         8,433             17,909
     Net decrease in loans receivable                                                1,365,571            805,915
     Purchases of FHLB stock, net                                                      (79,459)                --
     Purchases of office premises and equipment                                        (51,223)           (45,350)
     Proceeds from disposal of office premises and equipment                            19,228             18,095
     Proceeds from sales of foreclosed real estate                                     121,785            112,812
     Purchases of mortgage servicing rights                                            (68,203)           (27,507)
     Proceeds from sales of mortgage servicing rights                                     --                8,620
                                                                                   -----------        -----------
         Net cash flows used in investing activities                                (1,555,713)        (1,131,409)
                                                                                   -----------        ------------
Cash flows from financing activities:
     Branch Sales                                                                   (1,267,517)           (21,683)
     Net decrease in deposits                                                         (735,108)          (803,685)
     Proceeds from additional borrowings                                            17,098,354         13,040,268
     Principal payments on borrowings                                              (14,845,668)       (12,578,053)
     Net increase in securities sold under agreements to repurchase                  1,464,311            684,212
     Proceeds from GS Escrow Merger                                                  1,970,285                 --
     Bank Preferred Stock Tender Offers                                               (227,345)                --
     Debt Tender Offers                                                               (879,879)                --
     Proceeds from FN Escrow Merger                                                         --            603,313
     Issuance of FN Holdings Preferred Stock, net                                           --               (650)
     Issuance of REIT Preferred Stock, net                                                  --            482,449
     Redemption of FN Holdings/FN Escrow Preferred Stock                                    --            (17,250)
     Redemption of FN Holdings Preferred Stock                                         (25,000)           (93,750)
     Dividends on common stock                                                        (109,247)           (35,547)
     Dividends on Preferred Stock                                                         (471)            (9,103)
     Dividends paid to minority stockholders, net of taxes                             (83,725)           (70,904)
                                                                                   -----------        -----------
         Net cash flows provided by financing activities                             2,358,990          1,179,617
                                                                                   -----------        -----------
Net change in cash and cash equivalents                                                776,661            110,564
Cash and cash equivalents at beginning of period                                       412,311            269,869
                                                                                   -----------        -----------
Cash and cash equivalents at end of period                                          $1,188,972        $   380,433
                                                                                   ===========        ===========

See accompanying notes to unaudited consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(1)   Basis of Presentation

     The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and nine month periods in the prior year have been reclassified to conform to the current period's presentation.

      Golden State Holdings Inc. ("GS Holdings") is a newly formed subsidiary of First Nationwide Holdings Inc. ("FN Holdings"), which was formed to acquire all of the assets of FN Holdings (including all of the common stock of the Bank) as part of the Golden State Acquisition (as defined herein). GS Holdings is a holding company whose only significant asset is all of the common stock of the Bank.

      The accompanying consolidated financial statements include the accounts of GS Holdings or the "Company", California Federal Bank, A Federal Savings Bank ("California Federal" or "Bank") and its subsidiaries. Unless the context otherwise indicates, "GS Holdings" or "Company" refers to Golden State Holdings Inc. as the surviving entity after the consummation of the Golden State Acquisition, and as the surviving corporation in the GS Escrow Merger (as defined herein) for periods after the GS Escrow Merger. On September 11, 1998, Glendale Federal Bank, Federal Savings Bank ("Glendale Federal") merged with and into California Federal Bank, A Federal Savings Bank pursuant to the Golden State Merger (as defined herein). Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal Bank, A Federal Savings Bank, as the surviving entity after the consummation of the Golden State Merger. On January 3, 1997, First Nationwide Bank, A Federal Savings Bank merged with and into California Federal Bank, A Federal Savings Bank (the "Cal Fed Acquisition"). Unless the context otherwise indicates, (i) "Old California Federal" refers to California Federal Bank, A Federal Savings Bank prior to the consummation of the Cal Fed Acquisition and (ii) "California Federal" or "Bank" refers to California Federal Bank, A Federal Savings Bank, as the surviving entity after the consummation of the Cal Fed Acquisition, and to First Nationwide and its predecessors for periods prior to the Cal Fed Acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements of FN Holdings included in the Company's Current Report on Form 8-K (dated September 11, 1998). All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Current Report on Form 8-K.

     Minority interest represents amounts attributable to the Bank Preferred Stock, the Preferred Stock ("REIT Preferred Stock") of California Federal Preferred Capital Corporation, whose common stock is wholly owned by the Bank, and that portion of stockholders' equity of Auto One Acceptance Corporation, a subsidiary of the Bank ("Auto One"), attributable to 20% of its common stock.

     As GS Holdings' common stock is wholly owned by Golden State, earnings per share data is not presented. All activities for the consolidated entity are carried out by the Bank and its operating subsidiaries.

(2)  Golden State Acquisition

     On September 11, 1998, First Nationwide (Parent) Holdings Inc. ("Parent Holdings"), parent company of FN Holdings and the Bank, and Hunter's Glen/Ford Ltd. ("Hunter's Glen"), a 20% minority shareholder of FN Holdings, completed the merger with Golden State Bancorp Inc. ("Golden State"), the publicly traded parent company of Glendale Federal, in a tax-free exchange of shares (the "Golden State Merger"), accounted for under the purchase method of accounting. Pursuant to the Golden State Merger agreement, (i) FN Holdings, parent company of the Bank, contributed all of its assets (including all of the common stock of California Federal) to GS Holdings (the "FN Holdings Asset Transfer"), (ii) Parent Holdings, which then owned all of the common stock of FN Holdings, merged with and into Golden State, which indirectly owned 100% of the common stock of Glendale Federal, (iii) FN Holdings merged with

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


and into Golden State Financial Corporation ("GS Financial"), which owned all of the common stock of Glendale Federal (the "FN Holdings Merger", and together with the Golden State Merger, the "Holding Company Mergers"), and (iv) Glendale Federal merged with and into California Federal (the "Glen Fed Merger"). The FN Holdings Asset Transfer, the Holding Company Mergers and the Glen Fed Merger are referred to collectively as the "Golden State Acquisition."

     Following the Golden State Merger on September 30, 1998, the combined parent company, Golden State, has approximately 128.5 million common shares outstanding and continues to be a publicly traded company. At September 11, 1998, Glendale Federal had total assets of approximately $18.9 billion and deposits of $11.3 billion and operated 181 branches and 26 loan offices in California.

     The following is a summary of assets acquired and liabilities assumed in connection with the Golden State Acquisition at September 11, 1998.

                                                                                       Estimated
                                                                                       Remaining
                                              Carrying     Fair Value       Fair         Lives
                                                Value      Adjustments      Value      (in years)
                                                -----      -----------      -----      ----------
                                                               (dollars in thousands)
Cash and cash equivalents                  $    782,233    $      --     $   782,233       --
Securities and mortgage-backed securities     2,354,263       16,015       2,370,278        1
Loans receivable, net                        14,432,389      114,510      14,546,899      2-12
Office premises and equipment, net              158,446       (9,692)        148,754      3-10
Investment in FHLB System                       314,591           --         314,591       --
Foreclosed real estate, net                      47,504           --          47,504       --
Accrued interest receivable                     115,165           --         115,165       --
Mortgage servicing rights                       230,764      (17,831)        212,933       --
Goodwill                                        271,743     (271,743)             --       --
Other assets                                    204,372       62,972         267,344      2-5
Deposits                                    (11,293,173)     (10,547)    (11,303,720)     1-8
Borrowings                                   (5,877,574)     (45,310)     (5,922,884)     1-5
Other liabilities                              (399,737)     (71,350)       (471,087)     1-10
                                           ------------    ---------     -----------
                                           $  1,340,986    $(232,976)      1,108,010
                                           ============    =========
Purchase price                                                             1,464,361
                                                                         -----------
Excess cost over fair value of net
    assets acquired                                                      $   356,351       15
                                                                         ===========

     The Golden State Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets and liabilities assumed in the transaction based on estimates of fair value at the date of purchase. Since the date of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statements of income for the three and nine months ended September 30, 1998.

(3)  Issuance of Debt Securities

     On August 6, 1998, GS Escrow Corp. ("GS Escrow"), an affiliate of GS Holdings, issued $2 billion in debt securities consisting of (i) $250 million aggregate principal amount of its Floating Rate Notes Due 2003 (the "Floating Rate Notes"), (ii) $350 million aggregate principal amount of its 6-3/4% Senior Notes due 2001 (the "2001 Notes"), (iii) $600 million aggregate principal amount of its 7% Senior Notes Due 2003 (the "2003 Notes") and (iv) $800 million aggregate principal amount of its 7-1/8% Senior Notes Due 2005 (the "2005 Notes" and, together with the 2001 Notes and the 2003 Notes, the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "GS Escrow Notes"). Interest on the Fixed Rate Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1999. The Floating Rate Notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum, except that the initial rate will be 6-3/4% per annum, which is based on six-month LIBOR (which initial interest rate will be reset on the first interest payment date, and, thereafter, reset on a quarterly basis), and will mature on August 1, 2003. The first interest payment date for the Floating Rate Notes will be February 1, 1999. Thereafter, interest will be payable quarterly on each May 1, August 1, November 1 and February 1. The
2001 Notes will mature on August 1, 2001. The 2003 Notes will mature on
August 1, 2003. The 2005 Notes will mature on August 1, 2005.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements



     The GS Escrow Notes were issued to fund, in part, the Refinancing Transactions (as defined herein) that occurred following the Golden State Acquisition. Deferred issuance costs of $38.6 million related to the GS Escrow Notes are included in GS Holdings' other assets and are being amortized over the life of such notes.

(4)  Refinancing Transactions

     On August 17, 1998, FN Holdings commenced cash tender offers (the "Bank Preferred Stock Tender Offers") for each of the Bank's two outstanding series of Bank Preferred Stock, which together had a total aggregate liquidation preference of $473.2 million. The Bank Preferred Stock Tender Offers expired on September 14, 1998, at which time 222,721 shares of the 10-5/8% Preferred Stock and 995,437 shares of the 11-1/2% Preferred Stock were purchased for an aggregate purchase price of $135.8 million. During September 1998, GS Holdings continued to purchase Bank Preferred Stock through privately negotiated transactions. At September 30, 1998, 384,990 additional shares of the 10-5/8% Preferred Stock and 437,500 shares of the 11-1/2% Preferred Stock had been purchased for an aggregate purchase price of $91.5 million. The net tender premiums and expenses paid in connection with the Bank Preferred Stock Tender Offers totalled $19.5 million and are reflected as minority interest expense on the Company's consolidated statements of income for the three and nine months ended September 30, 1998.

     On September 14, 1998, GS Holdings commenced cash tender offers (the "Debt Tender Offers" and, together with the Bank Preferred Stock Tender Offers and the Parent Holdings Defeasance (as defined herein), the "Refinancing Transactions") for the FN Holdings 12-1/4% Senior Notes, the FN Holdings 9-1/8% Senior Sub Notes and the FN Holdings 10-5/8% Notes (collectively, the "FN Holdings Notes"), which together had a total aggregate principal amount of $915 million. On September 17, 1998, GS Holdings purchased $735.8 million aggregate principal amount of the FN Holdings Notes for an aggregate purchase price, including accrued interest payable, of $902.5 million. The after-tax tender premiums and expenses paid in connection with the Debt Tender Offers totalled $80.0 million and are reflected as an extraordinary loss, net of taxes, on the Company's consolidated statements of income for the three and nine months ended September 30, 1998.

     Concurrently with the closings of the Debt Tender Offers, GS Financial, as the successor obligor, gave a 30-day notice of redemption for all the outstanding $455 million aggregate principal amount of 12-1/2% Senior Notes Due 2003 of Parent Holdings (the "Parent Holdings Notes"), and irrevocably deposited in trust money or government obligations in an amount sufficient to pay the redemption price therefor, together with any accrued and unpaid interest to the date of redemption, for the purpose of defeasing the Parent Holdings Notes (the "Parent Holdings Defeasance").

     Since September 30, 1998, $178.7 million of the FN Holdings Notes have been purchased in connection with the Debt Tender Offers, with related premiums, fees and other expenses totalling $18.2 million on an after-tax basis. At November 4, 1998, only $0.2 million of the FN Holdings 12-1/4% Notes and $0.3 million of the FN Holdings 10-5/8% Notes remain outstanding. In addition, $51 million of the 10-5/8% Preferred Stock of the Bank was purchased by GS Holdings to date in the fourth quarter of 1998, with related expenses and premiums of $4.8 million. Further, the Parent Holdings Defeasance was completed on October 14, 1998. The Parent Holdings Defeasance will have no effect on the financial condition or results of operations of GS Holdings.

     GS Holdings expects to purchase any outstanding Bank Preferred Stock not acquired in the Bank Preferred Stock Tender Offers once it becomes redeemable (April 1, 1999 in the case of the 10-5/8% Preferred Stock and September 1, 1999 in the case of the 11-1/2% Preferred Stock).

(5) GS Escrow Merger

     On September 11, 1998 and upon the consummation of the Golden State Merger, GS Escrow was merged with and into GS Holdings, pursuant to a merger agreement by and between GS Escrow and GS Holdings (the "GS Escrow Merger"). In connection therewith, GS Holdings acquired the net proceeds from the Refinancing Transactions and

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


became successor obligor on the GS Escrow Notes. GS Escrow was a newly formed subsidiary of First Gibraltar Holdings Inc., an indirect parent company of FN Holdings, and had no significant assets. GS Escrow had not engaged in any business operations, acquired any assets or incurred any liabilities, other than in connection with the issuance of the GS Escrow Notes.

(6)  Acquisitions and Divestitures

     On February 4, 1998, Auto One acquired 100% of the partnership interests in Gulf States Acceptance Company, a Delaware limited partnership ("GSAC") and its general partner, Gulf States Financial Services, Inc., a Texas corporation. GSAC was liquidated and its assets and liabilities were transferred to Auto One (the "GSAC Acquisition"). The aggregate consideration paid in connection with the GSAC Acquisition was approximately $13.6 million plus a 20% interest in the common stock of Auto One.

     On September 11, 1998, the Company consummated the sale of its Florida bank franchise (consisting of 24 branches with deposits of $1.4 billion) to Union Planters Bank of Florida, a wholly owned subsidiary of Union Planters Corp. (the "Florida Branch Sale"). The Company recorded a pre-tax gain of approximately $108.9 million in connection with the Florida Branch Sale, representing a deposit premium of approximately 7.92%.

     The following pro forma financial information combines the historical results of the Company as if the Golden State Acquisition and the issuance of the GS Escrow Notes had occurred as of the beginning of the first period presented (in thousands):

                                        Nine months ended September 30,
                                            1998              1997
                                            ----              ----
        Net interest income               $784,095          $754,034
        Net income                         509,069           130,811

     The pro forma results are not necessarily indicative of the results which would have actually been obtained if the Golden State Acquisition or the issuance of the GS Escrow Notes had been consummated in the past nor do they project the results of operations in any future period.

(7)   Cash, Cash Equivalents, and Statement of Cash Flows

      The Company uses the indirect method to present cash flows from operating activities. Cash paid for interest for the nine months ended September 30, 1998 and 1997 was $1.2 billion and $1.0 billion, respectively.

      During the nine months ended September 30, 1998, noncash activity consisted of transfers of $85.3 million from loans receivable to foreclosed real estate, $5.9 million of loans made to facilitate sales of real estate owned, transfers of $3.2 million from loans held for sale (at lower of cost or market) to mortgage-backed securities classified as trading securities and $1.9 billion from loans receivable to mortgage-backed securities held to maturity upon the securitization of certain of the Company's multi-family loans. Noncash activity also includes a $267.9 million dividend related to the Company's deconsolidation from its tax reporting group as a result of the Golden State Acquisition, the retirement of Preferred Stock of $25.0 million and the issuance of additional Preferred Stock through Preferred Stock dividends of $.6 million.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


      During the nine months ended September 30, 1997, noncash activity consisted of transfers of $143.8 million from loans receivable and $1.2 million from loans held for sale (at lower of cost or market) to foreclosed real estate, $22.2 million of loans made to facilitate sales of real estate owned, the retirement of Preferred Stock of $1.5 million, the issuance of additional Preferred Stock through Preferred Stock dividends of $1.9 million and the forgiveness of a $19 million loan from an affiliate of FN Holdings in exchange for the redemption of the FN Holdings/FN Escrow Preferred Stock.

(8)  Income Taxes

         In connection with the Golden State Merger, the Company deconsolidated from the Mafco Group. As a result, only the amount of the net operating losses ("NOLs") of the Company not utilized by the Mafco Group on or before December 31, 1998 are available to offset taxable income of the Company thereafter. At September 11, 1998, had the Company (i) been a party to the Tax Sharing Agreement and (ii) filed a consolidated federal income tax return on behalf of itself and its subsidiaries for each of the years since the formation of the Company, it would have had regular NOL carryforwards for federal income tax purposes of approximately $1.6 billion. Upon deconsolidation, the amount of the Company's regular NOLs available to offset taxable income of the Company is estimated to be reduced by $1.0 billion. This reduction of NOLs and other tax attributes resulted in a $267.9 million reduction in retained earnings. This amount may change depending upon the actual operating earnings of the Mafco Group through December 31, 1998. Furthermore, the NOLs are subject to review and potential disallowance, in whole or in part, by the Internal Revenue Service.

(9)   Minority Interest

      In connection with the GSAC Acquisition, Auto One issued 250 shares of its common stock, par value $1.00 per share, representing a 20% interest in Auto One. The carrying value of Auto One's common stockholders' equity attributable to the minority stockholders at September 30, 1998 is ($1.1) million.

      In connection with the Bank Preferred Stock Tender Offers, 607,711 shares of the 10-5/8% Preferred Stock and 1,432,937 shares of the 11-1/2% Preferred Stock were purchased by the Company during the quarter ended September 30, 1998. See Note 4.

(10)  Stockholder's Equity

      In connection with the Golden State Acquisition, the Company issued 1,000 shares of its common stock with par value of $1.00 per share in exchange for 800 shares of its class A common stock with par value of $1.00 per share.

      Dividends on the FN Holdings Preferred Stock totalled $.6 million and $11.0 million during the nine months ended September 30, 1998 and 1997, respectively. Dividends on common stock totalled $377.1 million during the nine months ended September 30, 1998 and include a $267.9 million dividend related to the Company's deconsolidation from its tax reporting group as a result of the Golden State Merger. See Note 8. Dividends on common stock totalled $35.5 million during the nine months ended September 30, 1997.

(11)    Extraordinary Item

      In connection with the Debt Tender Offers, the Company purchased $735.8 million aggregate principal amount of the FN Holdings Notes for an aggregate purchase price, including accrued interest payable, of $902.5 million, resulting in an extraordinary loss of $80.0 million, net of income taxes, on the early extinguishment of such debt.

(12)  Newly Issued Accounting Pronouncements

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. This statement has no impact on the financial condition or results of operations of the Company, but will require changes in the Company's disclosure requirements.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), an amendment of Statements of Financial Accounting Standards No. 87, No. 88 and No. 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for earlier periods provided for comparative purposes, if available. It is not expected that the Company will experience any material revision in its disclosures when SFAS No. 132 is adopted.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. SFAS No. 133 applies to all entities and amends FASB Statement No. 107, Disclosures About Fair Values of Financial Instruments, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. SFAS No. 133 supersedes FASB Statements No. 80, Accounting for Futures Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. Management has not yet completed its analysis of SFAS No. 133 and is unable to determine the effect, if any, implementation may have on the Company's consolidated financial statements.

      In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), an amendment of Statement of Financial Accounting Standards No. 65. SFAS No. 65, as amended by SFAS No. 115, requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter after December 15, 1998. Early application is encouraged and is permitted as of the issuance of this statement. Management does not expect that adoption of SFAS No. 134 will have a material impact on the financial condition or results of operations of the Company.

(13)  Subsequent Event

     On November 2, 1998, the Bank signed a definitive agreement to acquire twelve retail branches located in Nevada (with deposits of approximately $637 million) from Norwest Bank Nevada, a subsidiary of Norwest Corporation, and Wells Fargo Bank N.A. This transaction is subject to regulatory approvals and is expected to close in April 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, provision for loan losses, capital resources and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause results to differ materially are: (i) changes in levels of market interest rates, (ii) changes in the California economy or California real estate values, (iii) changes in the level of mortgage loan prepayments, (iv) changes in federal banking laws and regulation, (v) difficulties, delays, or unanticipated costs related to addressing Year 2000 issues, including those arising from the Company's customers and suppliers, (vi) actions by the Company's competitors, and (vii) the risks described in the "Risk Factors"
section included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 1998 (File No. 333-64597) and declared effective on November 12, 1998. The Company assumes no obligation to update any such forward-looking statement.

OVERVIEW

     The principal business of GS Holdings, through California Federal, consists of (i) operating retail deposit branches to serve consumers in California and, to a lesser extent, in Nevada, (ii) originating and/or purchasing, on a nationwide basis, 1-4 unit residential loans and, to a lesser extent, certain commercial real estate, commercial and consumer loans, for investment and (iii) mortgage banking activities, including originating and servicing 1-4 unit residential loans for others. Revenues are derived primarily from interest earned on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, provisions for losses, general and administrative expenses consisting of compensation and benefits, advertising and marketing, premises and equipment, loan expenses, deposit insurance assessments, data processing and other general and administrative expenses.

     Acquisitions and Sales

     On February 4, 1998, Auto One consummated the GSAC Acquisition. The aggregate consideration paid was approximately $13.6 million plus a 20% interest in the common stock of Auto One.

     On September 11, 1998, the Bank sold its Florida branch franchise to Union Planters Bank for a pre-tax gain of $108.9 million representing a deposit premium of 7.92%.

     On September 11, 1998, the Golden State Acquisition was consummated. The carrying value of assets acquired and liabilities assumed totalled $18.9 billion and $17.7 billion, respectively. The transaction was accounted for as a purchase. The Company's results of operations reflect the impact of the Golden State Acquisition for the period September 11, 1998 to September 30, 1998.

     Net Income

     GS Holdings reported net income for the nine months ended September 30, 1998 of $339.7 million compared with net income of $115.9 million for the corresponding period in 1997. Net income for the nine months ended September 30, 1998 includes (i) a $250 million reduction of the valuation allowance related to the Company's deferred tax asset, (ii) a $108.9 million pre-tax gain from the Florida Branch Sale, (iii) $31.9 million in merger and integration costs (including severance, conversion and consolidation costs) incurred in connection with the Golden State Acquisition, (iv) an $80 million extraordinary loss on early extinguishment of debt, net and (v) $19.5 million in minority interest expense related to the Bank Preferred Stock Tender Offers. Without consideration of these items, net income for the nine months ended September 30, 1998 would have been $144.7 million, a result that is $28.8 million or 25%, higher than the same period in 1997.

     Net interest income was $501.8 million for the nine months ended September 30, 1998, compared to $500.0 million during the same period in 1997. The increase in 1998 over 1997 is primarily due to an increase in net interest-earning assets resulting from the Golden State Acquisition, partially offset by a reduction in the net interest margin, principally resulting from prepayments of higher rate interest-earning assets being replaced with interest-earning assets having comparatively lower rates, reflecting the relatively low level of interest rates in 1997 and 1998.

     GS Holdings reported a net loss for the three months ended September 30, 1998 of $23.3 million compared with net income of $49.3 million for the corresponding period in 1997. The net loss for the three months ended September 30, 1998 includes (i) a $108.9 million pre-tax gain from the Florida Branch Sale, (ii) $31.1 million in merger and integration costs (including severance, conversion and consolidation costs) incurred in connection with the Golden State Acquisition, (iii) an $80 million extraordinary loss on early extinguishment of debt, net and (iv) $19.5 million in minority interest expense related to the Bank Preferred Stock Tender Offers. Without consideration of these items, the company would have recognized net income of $31.2 million for the three months ended September 30, 1998.

     Year 2000

     During the year ended December 31, 1997, the Company finalized its plan to address issues related to required changes in computer systems for the year 2000 ("Year 2000"). Issues arise because computer systems and related software may have been designed to recognize only dates that relate to the 20th century. Accordingly, if no changes are implemented, some computer systems would interpret "1/1/00" as January 1, 1900 instead of January 1, 2000. Additionally, some equipment, being controlled by microprocessor chips, may not deal appropriately with a year "00."

      The Company has developed and is currently executing a comprehensive plan to make its computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation and (iv) testing and certification. At year end 1997, the Company had completed virtually all of the inventory and assessment stages for its Company owned systems and applications. The remediation process is currently underway and the Company is utilizing both internal and external resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation process is targeted to be substantially complete by year end 1998 and to be complete by March 31, 1999, while testing and certification of these systems and applications are currently targeted for completion by March 31, 1999. The Company is currently assessing risks related to the potential failure of material third parties to be ready for Year 2000.

      The Company has completed its inventory and assessment of electrical and electronic equipment which may be controlled by microprocessor chips, including automatic teller machines, telecommunications systems, building management systems, security equipment and systems, telecommunications equipment, vehicles and office equipment. All such equipment and systems not certified as Year 2000 ready are planned to be upgraded, discarded or replaced by March 31, 1999. In addition, the Company has completed its inventory of business forms to identify those containing a preprinted "19__". All such forms have been redesigned and replacement supplies have been ordered.

It is currently expected that costs related to Year 2000 will total approximately $15.8 million over the years 1997 to 2000. Of this, $6.8 million has been incurred since the inception of the Year 2000 project through September 30, 1998. Historically, cost estimates and actuals by year for Year 2000 are as follows:

                  (Costs in $ millions)
                     1997       1998
                     ----       ----

Estimates            $1.2       $8.8     (full year)
Actual               $1.2       $5.6     (September 30, 1998 year-to-date)


      Of the total Year 2000 project costs, $6.4 million are incremental third party expenses, which will be funded through operating cash flows. However, an increase in reprogramming costs would adversely affect this cost estimate. Expenditures in 1998 represent 17.9% of the total Information and Technology Services ("ITS") budget. No ITS projects have been deferred as a result of the Year 2000 efforts. Instead, incremental resources including consultants, contractors, software utilities and hardware were obtained from outside the Company to supplement existing staff. The Company is currently unaware of any asserted or unasserted claims of breach of contract or warranty, and, at the present time, does not anticipate any assertion of such claims in the future.

      GS Holdings has initiated communications with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to remediate their own Year 2000 issues. From its critical service providers, the Company has obtained written statements indicating they will be Year 2000-ready. However, through the testing and certification stage, the Company will continue to assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000-ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000-ready is not reasonably estimable.

      The Company has completed its risk assessment of each of its loan portfolios and identified material borrowers which are most likely to experience Year 2000 related problems. In an effort to educate borrowers and further assess Year 2000 preparedness, material borrowers have been contacted through questionnaires, surveys, or loan officer phone calls and visits. Educational materials have been sent to the majority of borrowers not categorized as material customers for Year 2000 purposes. Ongoing efforts to mitigate potential Year 2000 problems in higher-risk portfolios include incorporating Year 2000 compliance requirements in loan documents and assessing Year 2000 readiness in the Company's underwriting process for new loans and renewals.

      Year 2000 is the highest priority project within the ITS unit of the Company. Management believes there is no material risk that the Company will fail to address Year 2000 issues in a timely manner, and little possibility of material changes in its estimates of reserves, allowances for capitalized software costs, litigation and deferred revenue. In light of normal ongoing field visits by Bank regulatory examiners, there is little chance of enforcement action on the Company's Year 2000 project. The Company does not anticipate material loan losses or acceleration of prepayments due to Year 2000. However, the amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time nor can the Company identify specifically the most likely worst case scenario.

      The Company is currently developing a contingency plan which will be completed by December 31, 1998 to address a plan of action in the unlikely event that the Company or its vendors and/or business partners are not ready for Year 2000.

        Financial Condition

      During the nine months ended September 30, 1998, consolidated total assets increased $21.7 billion, to $53.0 billion, from December 31, 1997, and total liabilities increased from $29.5 billion to $50.0 billion, primarily as a result of $18.9 billion in assets acquired and $17.7 billion in liabilities assumed in the Golden State Acquisition and the issuance of the GS Escrow Notes. In connection with the Golden State Acquisition, approximately $356.4 million in goodwill was recorded by the Company, which amount represents the excess of purchase price over the fair value of net assets acquired.

      During the nine months ended September 30, 1998, minority interest decreased by $210.9 million, primarily as a result of $204.1 million of Bank Preferred Stock that was tendered in the Bank Preferred Stock Tender Offers. The Company recorded minority interest expense of $19.5 million representing the net tender premiums paid in connection with the purchase of Bank Preferred Stock.

      During the nine months ended September 30, 1998, stockholder's equity increased $1.4 billion. The increase in stockholder's equity is the net result of $1.5 billion related to the Golden State Acquisition, $339.7 million in net income for the period and a $6.1 million increase in the net unrealized gain on securities available for sale, partially offset by $377.1 million in common stock dividends, which include a $267.9 million dividend related to the Company's deconsolidation from its tax reporting group as a result of the Golden State Acquisition, a $25.0 million capital distribution related to the redemption of the Company's Preferred Stock, a $3.5 million reduction in equity resulting from the GS Escrow Merger and $0.6 million in dividends paid on the Company's Preferred Stock.

      GS Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments and specific allowances for loan losses, foreclosed real estate, net, and repossessed assets, increased to $323 million at September 30, 1998 compared with $272 million at December 31, 1997, primarily as a result of assets acquired in the Golden State Acquisition. However, total non-performing assets as a percentage of the Bank's total assets decreased to 0.62% at September 30, 1998 from 0.87% at December 31, 1997.

RESULTS OF OPERATIONS

     Nine Months Ended September 30, 1998 versus Nine Months Ended September 30, 1997

     The following table sets forth, for the periods and at the dates indicated, information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.

                                                                            Nine months ended
                                                                           September 30, 1998
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------           ----
                                                                          (dollars in millions)
ASSETS

 Interest-earning assets (1):
      Securities and interest-bearing deposits in banks (2)       $  1,180        $    66           7.48%
      Mortgage-backed securities available for sale                  6,661            294           5.89
      Mortgage-backed securities held to maturity                    1,396             80           7.64
      Loans held for sale, net                                       1,585             85           7.16
      Loans receivable, net                                         20,089          1,170           7.77
                                                                  --------        -------           ----
          Total interest-earning assets                             30,911          1,695           7.31%
                                                                                  -------           ----
 Noninterest-earning assets                                          3,834
                                                                  --------
          Total assets                                            $ 34,745
                                                                  ========

 LIABILITIES, MINORITY INTEREST
      AND STOCKHOLDER'S EQUITY

 Interest-bearing liabilities:
      Deposits                                                    $ 16,670            546           4.38%
      Securities sold under agreements to repurchase                 2,510            106           5.59
      Borrowings (3)                                                11,669            541           6.20
                                                                  --------        -------           ----
          Total interest-bearing liabilities                        30,849          1,193           5.17%
                                                                                  -------           ----
 Noninterest-bearing liabilities                                     1,497
 Minority interest                                                     966
 Stockholder's equity                                                1,433
                                                                  --------
          Total liabilities, minority interest and
                stockholder's equity                              $ 34,745
                                                                  ========
 Net interest income                                                               $  502
                                                                                   ======
 Interest rate spread                                                                               2.14%
                                                                                                    ====
 Net interest margin                                                                                2.15%
                                                                                                    ====
 Average equity to average assets                                                                   4.12%
                                                                                                    ====

                                                                                  Nine months ended
                                                                                  September 30, 1997
                                                                       ----------------------------------------
                                                                        Average                         Average
                                                                        Balance        Interest           Rate
                                                                        -------        --------           ----
                                                                                (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)               $ 1,025           $ 47            6.09%
     Mortgage-backed securities available for sale                         4,292            216            6.72
     Mortgage-backed securities held to maturity                           1,517             87            7.63
     Loans held for sale, net                                              1,051             56            7.09
     Loans receivable, net                                                19,900          1,166            7.81
                                                                         -------          -----            ----
         Total interest-earning assets                                    27,785          1,572            7.54%
                                                                                          -----            ----
Noninterest-earning assets                                                 2,863
                                                                         -------
         Total assets                                                    $30,648
                                                                         =======
LIABILITIES, MINORITY INTEREST
      AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                            $16,832            563            4.47%
     Securities sold under agreements to repurchase                        2,442            105            5.66
     Borrowings (3)                                                        8,472            404            6.38
                                                                         -------          -----            ----
         Total interest-bearing liabilities                               27,746          1,072            5.17%
                                                                                          -----            ----
Noninterest-bearing liabilities                                            1,092
Minority interest                                                            920
Stockholder's equity                                                         890
                                                                         -------
         Total liabilities, minority interest                            $30,648
             and stockholder's equity
Net interest income                                                                        $500
                                                                                           ====
Interest rate spread                                                                                       2.37%
                                                                                                           ====
Net interest margin                                                                                        2.39%
                                                                                                           ====
Average equity to average assets                                                                           2.90%
                                                                                                           ====

---------
(1) Non-performing assets are included in the average balances for the periods indicated.
(2) The information presented includes securities held to maturity, securities available for sale and interest-bearing deposits in other banks.
(3) Interest and average rate include the impact of interest rate swaps.

     The following table presents certain information regarding changes in interest income and interest expense of the Company during the periods indicated. The dollar amount of interest income and interest expense fluctuates depending upon changes in the respective interest rates and upon changes in the respective amounts (volume) of the Company's interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume). Changes attributable to both volume and rate have been allocated proportionately.

                                                                 Nine months ended September 30, 1998 vs. 1997
                                                                          Increase (Decrease) Due to
                                                                 ---------------------------------------------
                                                                    Volume            Rate               Net
                                                                    ------            ----               ---
                                                                                  (in millions)
INTEREST INCOME:

     Securities and interest-bearing deposits in banks               $   7           $  12               $ 19
     Mortgage-backed securities available for sale                     101             (23)                78
     Mortgage-backed securities held to maturity                        (7)             --                 (7)
     Loans held for sale, net                                           28               1                 29
     Loans receivable, net                                               9              (5)                 4
                                                                     -----           -----               ----
               Total                                                   138             (15)               123
                                                                     -----           -----               ----
INTEREST EXPENSE:

     Deposits                                                           (5)            (12)               (17)
     Securities sold under agreements to repurchase                      2              (1)                 1
     Borrowings                                                        148             (11)               137
                                                                     -----           -----               ----
               Total                                                   145             (24)               121
                                                                     -----           -----               ----
                 Change in net interest income                       $  (7)          $   9               $  2
                                                                     =====           =====               ====

     The volume variances in total interest income and total interest expense for the nine months ended September 30, 1998 compared to the corresponding period in 1997 are largely due to increased purchases of mortgage-backed securities funded with FHLB advances, the additional volume related to the Golden State Acquisition and the net impact of the Refinancing Transactions, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale. The positive total rate variance of $9 million is primarily attributed to the lower cost of funds on deposits, lower interest rates paid on new borrowings and the lower costing liabilities assumed in the Golden State Acquisition, partially offset by the comparatively lower market rates on mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

     Interest Income. Total interest income was $1.7 billion for the nine months ended September 30, 1998, an increase of $123.4 million from the nine months ended September 30, 1997. Total interest-earning assets for the nine months ended September 30, 1998 averaged $30.9 billion, compared to $27.8 billion for the corresponding period in 1997. The yield on total interest-earning assets during the nine months ended September 30, 1998 decreased to 7.31% from 7.54% for the nine months ended September 30, 1997, primarily due to the lower market rates on new mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

     GS Holdings earned $1.2 billion of interest income on loans receivable for the nine months ended September 30, 1998, an increase of $3.8 million from the nine months ended September 30, 1997. The average balance of loans receivable was $20.1 billion for the nine months ended September 30, 1998, compared to $19.9 billion for the same period in 1997. The weighted average rate on loans receivable decreased to 7.77% for the nine months ended September 30, 1998 from 7.81% for the nine months ended September 30, 1997. The increase in the average volume is primarily due to the addition of $14.5 billion in loans acquired in the Golden State Acquisition.

     GS Holdings earned $85.1 million of interest income on loans held for sale for the nine months ended September 30, 1998, an increase of $29.2 million from the nine months ended September 30, 1997. The average balance of loans held for sale was $1.6 billion for the nine months ended September 30, 1998, an increase of $534 million from the comparable period in 1997, primarily due to increased originations and longer holding periods prior to sales of jumbo loans during the nine months ended September 30, 1998. The weighted average rate on loans held for sale increased to 7.16% for the nine months ended September 30, 1998 from 7.09% for the nine months ended September 30, 1997, primarily due to the higher percentage of comparatively higher fixed-rate held for sale portfolio in 1998 compared to 1997.

     Interest income on mortgage-backed securities available for sale was $294.2 million for the nine months ended September 30, 1998, an increase of $77.9 million from the nine months ended September 30, 1997. The average portfolio balances increased $2.4 billion, to $6.7 billion, during the nine months ended September 30, 1998 compared to the same period in 1997. The weighted average yield on these assets decreased from 6.72% for the nine months ended September 30, 1997 to 5.89% for the nine months ended September 30, 1998. The increase in the volume and decrease in the weighted average yield is primarily due to purchases of $6.1 billion of mortgage-backed securities, additions of $2.3 billion from the Golden State Acquisition and $316.8 million purchased during the last three months of 1997 at comparatively lower market rates, as well as prepayments of higher rate mortgage-backed securities since September 30, 1997. Additionally, the Company recorded a $19.8 million writedown to the carrying value of mortgage-backed securities determined to have an other than temporary impairment.

     Interest income on mortgage-backed securities held to maturity was $80.0 million for the nine months ended September 30, 1998, a decrease of $6.8 million from the nine months ended September 30, 1997. The average portfolio balance decreased $121 million, to $1.4 billion, during the nine months ended September 30, 1998, primarily attributed to an increase in principal payments. The weighted average rates for the nine months ended September 30, 1998 and 1997 were 7.64% and 7.63%, respectively.

     Interest income on securities and interest-bearing deposits in other banks was $66.2 million for the period ended September 30, 1998, an increase of $19.4 million from the period ended September 30, 1997. The average portfolio balance increased from $1.0 billion for the period ended September 30, 1997 to $1.2 billion for the period ended September 30, 1998, primarily due to the proceeds received from the GS Escrow Notes, used to fund the Refinancing Transactions during the third and fourth quarters of 1998. The increase in the weighted average rate from 6.09% for the nine months ended September 30, 1997 to 7.48% for the nine months ended September 30, 1998 is primarily due to $19.8 million in interest income received on a $193.0 million federal income tax refund related to Old California Federal.

     Interest Expense. Total interest expense was $1.2 billion for the nine months ended September 30, 1998, an increase of $121.6 million from the nine months ended September 30, 1997. The increase is primarily the result of additional borrowings related to the GS Escrow Notes, $5.4 billion in additional FHLB advances and deposits of $11.3 billion assumed in the Golden State Acquisition and other new borrowings, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale.

     Interest expense on customer deposits, including Brokered Deposits, was $545.7 million for the nine months ended September 30, 1998, a decrease of $17.2 million from the nine months ended September 30, 1997. The average balance of customer deposits outstanding decreased from $16.8 billion to $16.7 billion for the nine months ended September 30, 1997 and 1998, respectively. The decrease in the average balance is a result of net deposit run-off, anticipated following the Cal Fed Acquisition. The overall weighted average cost of deposits was 4.38% for the nine months ended September 30, 1998 and 4.47% for the nine months ended September 30, 1997, primarily due to the higher average balances of lower rate custodial transaction accounts in 1998 and lower cost of funds on deposits assumed in the Golden State Acquisition.

     Interest expense on securities sold under agreements to repurchase totalled $106.4 million for the nine months ended September 30, 1998, an increase of $1.5 million from the nine months ended September 30, 1997. The average balance of such borrowings for the nine months ended September 30, 1998 and 1997 was $2.5 billion and $2.4 billion, respectively. The weighted average interest rate on these instruments decreased to 5.59% during the nine months ended September 30, 1998 from 5.66% for the nine months ended September 30, 1997, primarily due to a decrease in rates on new borrowings compared to such borrowings during 1997.

     Interest expense on borrowings totalled $541.4 million for the nine months ended September 30, 1998, an increase of $137.2 million from the nine months ended September 30, 1997. The average balance outstanding for the nine months ended September 30, 1998 and 1997 was $11.7 billion and $8.5 billion, respectively. The weighted average interest rate on these instruments decreased to 6.20% during the nine months ended September 30, 1998 from 6.38% for the nine months ended September 30, 1997, primarily due to the lower rates and the net impact of the Refinancing Transactions. The change in the volume includes the net impact of the Refinancing Transactions, the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition and the increase in FHLB advances used to fund the purchases of mortgage-backed securities and the Florida Branch Sale.

     Net Interest Income. Net interest income was $501.8 million for the nine months ended September 30, 1998, an increase of $1.8 million from the nine months ended September 30, 1997. The interest rate spread decreased to 2.14% for the nine months ended September 30, 1998 from 2.37% for the nine months ended September 30, 1997, primarily as a result of prepayments of higher rate interest-earning assets being replaced with interest-earning assets having comparatively lower yields.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gains on sales of loans and assets, gain on sale of branches and dividends on FHLB stock, was $384.1 million for the nine months ended September 30, 1998, an increase of $127.9 million from the nine months ended September 30, 1997. Income for the nine months ended September 30, 1998 reflects a $108.9 million gain on sales of branches attributed to the Florida Branch Sale. Income for the nine months ended September 30, 1997 includes a $14.0 million gain from the Servicing Sale.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $106.1 million for the nine months ended September 30, 1998, compared to $109.4 million for the nine months ended September 30, 1997. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $49.8 billion at September 30, 1997 to $69.3 billion at September 30, 1998. During the nine months ended September 30, 1998, California Federal sold $6.3 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $4.2 billion of such sales for the corresponding period in 1997.

     Customer banking fees were $79.5 million for the nine months ended September 30, 1998 compared to $73.2 million for the nine months ended September 30, 1997. The increase is primarily attributed to the impact of increased revenues from the retail banking operations acquired in the Golden State Acquisition, partially offset by the impact of the Florida Branch Sale.

     Gain on sale of branches was $108.8 million for the nine months ended September 30, 1998 compared to $1.1 million in 1997. The increase is primarily attributed to the Florida Branch Sale.

     Gain on sale of loans was $50.0 million for the nine months ended September 30, 1998, compared to $16.1 million for the nine months ended September 30, 1997. The increase in 1998 is primarily attributed to early payoffs of commercial loans with unamortized discounts ($11.8 million) and $22.1 million in additional gains from residential loan sales.

     Gain on sale of assets was $.2 million for the nine months ended September 30, 1998, compared to a gain of $14.8 million for the nine months ended September 30, 1997. The gain in 1997 is primarily attributed to a $14.0 million gain related to the Servicing Sale.

     Dividends on FHLB stock were $22.5 million for the nine months ended September 30, 1998, an increase of $4.1 million from the nine months ended September 30, 1997, representing an increase in the amount of such stock owned by the Company, as a result of an increase in borrowings under FHLB advances.

      There were no material variances between the nine months ended September 30, 1998 and the comparable period in 1997 with respect to management fees and other noninterest income.

     Noninterest Expense. Total noninterest expense was $497.2 million for the nine months ended September 30, 1998, an increase of $18.5 million from the nine months ended September 30, 1997. The variance between the two periods is primarily attributed to $31.9 million in merger and integration costs incurred in connection with the Golden State Acquisition, and increases of $10.3 million in compensation, $3.7 million in occupancy and equipment, $1.7 million in marketing costs, and $1.3 million in other net changes primarily as a result of the Golden State Acquisition and the Auto One and GSAC Acquisitions, partially offset by a $29.0 million provision for unreimbursable costs related to the foreclosure of single-family loans serviced for others (reflected as loan expense and professional fees) also recorded during the nine months ended September 30, 1997.

     Compensation and employee benefits expense was $200.7 million for the nine months ended September 30, 1998, an increase of $10.3 million from the nine months ended September 30, 1997. The increase is primarily attributed to 3,287 additional employees at September 30, 1998 compared to September 30, 1997, primarily due to additional employees from the Auto One and GSAC Acquisitions, and the Golden State Acquisition.

     Loan expense was $33.9 million for the nine months ended September 30, 1998, a decrease of $18.0 million from the nine months ended September 30, 1997. The decrease is primarily attributed to a $25.0 million provision for unreimbursable costs related to the foreclosure of single-family loans serviced for others recorded during the nine months ended September 30, 1997.

     Merger and integration costs were $31.9 million for the nine months ended September 30, 1998, attributed to transition expenses, which include severance, conversion and consolidation costs, incurred in connection with the Golden State Acquisition.

     There were no material variances between the nine months ended September 30, 1998 and the comparable period in 1997 with respect to occupancy and equipment, professional fees, data processing and other noninterest expense.

     Provision for Income Tax. During the nine months ended September 30, 1998 and 1997, GS Holdings recorded an income tax benefit of $143.1 million and income tax expense of $35.4 million, respectively. Based on resolutions of federal income tax audits and favorable future earnings expectations, during the second quarter of 1998 management changed its judgment about the realizability of GS Holdings' deferred tax asset and reduced its valuation allowance by $250 million in addition to the amount used to offset income during the period. For the nine months ended September 30, 1998 and 1997, GS Holdings' valuation allowance was reduced by $288.0 million and $73.4 million, respectively. GS Holdings' effective Federal tax rate was (51)% and 2% during the nine months ended September 30, 1998 and 1997, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the reductions in the deferred tax asset valuation allowance, partially offset by nondeductible goodwill amortization. GS Holdings' effective state tax rate was 11% and 14% during the nine months ended September 30, 1998 and 1997, respectively. Effective July 1, 1998, the Company's marginal tax rate for future periods increased to 42%.

      Minority Interest. Minority interest for the nine months ended September 30, 1998 includes $19.5 million in net premiums and expenses paid in connection with the Bank Preferred Stock Tender Offers. Dividends on the Bank Preferred Stock of $37.7 million and $39.6 million were also recorded during the nine months ended September 30, 1998 and 1997, respectively. Dividends on the REIT Preferred Stock totalling $34.2 million and $30.5 million were declared and paid during the nine months ended September 30, 1998 and 1997, respectively. Minority interest relative to the REIT Preferred Stock is reflected net of the income tax benefit of $7.7 million and $3.9 million for the nine months ended September 30, 1998 and 1997, respectively, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest for the nine months ended September 30, 1998 also includes a benefit of $1.7 million representing that portion of Auto One's loss (from February 4, 1998 through September 30, 1998) attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     Extraordinary Item. During the nine months ended September 30, 1998, the Company purchased $735.8 million aggregate principal amount of the FN Holdings Notes in the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $902.5 million. The amount of expenses and tender premiums paid in connection with such purchase totalled $80.0 million, net of income taxes, and is reflected as an extraordinary loss on the early extinguishment of debt on GS Holdings' consolidated statements of income for the nine months ended September 30, 1998.

     Three Months Ended September 30, 1998 versus Three Months Ended September 30, 1997

     The following table sets forth, for the periods and at the dates indicated, information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.

                                                                           Three months ended
                                                                           September 30, 1998
                                                               -------------------------------------------
                                                                Average                           Average
                                                                Balance         Interest           Rate
                                                                -------         --------           ----
                                                                          (dollars in millions)
ASSETS

 Interest-earning assets (1):
      Securities and interest-bearing deposits in banks (2)        $ 1,375          $  35            10.11%
      Mortgage-backed securities available for sale                  8,554            116             5.41
      Mortgage-backed securities held to maturity                    1,713             32             7.60
      Loans held for sale, net                                       1,455             27             7.38
      Loans receivable, net                                         21,361            408             7.67
                                                                   -------          -----            -----
          Total interest-earning assets                             34,458            618             7.19%
                                                                                    -----            -----
 Noninterest-earning assets                                          5,834
                                                                   -------
          Total assets                                             $40,292
                                                                   =======

 LIABILITIES, MINORITY INTEREST
      AND STOCKHOLDER'S EQUITY

 Interest-bearing liabilities:
      Deposits                                                     $17,999            190             4.20%
      Securities sold under agreements to repurchase                 3,459             49             5.58
      Borrowings                                                    12,913            202             6.18
                                                                   -------          -----            -----
          Total interest-bearing liabilities                        34,371            441             5.09%
                                                                                    -----            -----
 Noninterest-bearing liabilities                                     3,575
 Minority interest                                                     949
 Stockholder's equity                                                1,397
                                                                   -------
          Total liabilities, minority interest and
                stockholder's equity                               $40,292
                                                                   =======
 Net interest income                                                                 $177
                                                                                     ====
 Interest rate spread                                                                                 2.10%
                                                                                                      ====
 Net interest margin                                                                                  2.11%
                                                                                                      ====
 Average equity to average assets                                                                     3.47%
                                                                                                      ====

                                                                          Three months ended
                                                                          September 30, 1997
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------           ----
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)        $ 1,068          $ 17             6.31%
     Mortgage-backed securities available for sale                  4,970            82             6.59
     Mortgage-backed securities held to maturity                    1,452            28             7.71
     Loans held for sale, net                                       1,021            18             7.16
     Loans receivable, net                                         19 704           386             7.84
                                                                  -------          ----             ----
         Total interest-earning assets                             28,215           531             7.53%
                                                                                   ----             ----
Noninterest-earning assets                                          2,721
                                                                  -------
         Total assets                                             $30,936
                                                                  =======
LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                    $ 16,806           188             4.44%
     Securities sold under agreements to repurchase                 2,233            32             5.62
     Borrowings (3)                                                 9,137           146             6.32
                                                                  -------          ----             ----
         Total interest-bearing liabilities                        28,176           366             5.15%
                                                                                   ----             ----
Noninterest-bearing liabilities                                       911
Minority interest                                                     969
Stockholder's equity                                                  880
                                                                  -------
         Total liabilities, minority interest
             and stockholder's equity                             $30,936
                                                                  =======
Net interest income                                                                $165
                                                                                   ====
Interest rate spread                                                                                2.38%
                                                                                                    ====
Net interest margin                                                                                 2.39%
                                                                                                    ====
Average equity to average assets                                                                    2.85%
                                                                                                    ====

---------
(1) Non-performing assets are included in the average balances for the periods indicated.
(2) The information presented includes securities held to maturity, securities available for sale and interest-bearing deposits in other banks.
(3) Interest and average rate include the impact of interest rate swaps.

     The following table presents certain information regarding changes in interest income and interest expense of the Company during the periods indicated. The dollar amount of interest income and interest expense fluctuates depending upon changes in the respective interest rates and upon changes in the respective amounts (volume) of the Company's interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume). Changes attributable to both volume and rate have been allocated proportionately.

                                                           Three months ended September 30, 1998 vs. 1997
                                                                     Increase (Decrease) Due to
                                                         -------------------------------------------------
                                                          Volume                Rate                  Net
                                                          ------                ----                  ---
                                                                            (in millions)
 INTEREST INCOME:

       Securities and  interest-bearing  deposits in
         banks                                              $  6                $  12                 $ 18
       Mortgage-backed securities available for sale          46                  (12)                  34
       Mortgage-backed securities held to maturity             4                   --                    4
       Loans held for sale, net                                8                    1                    9
       Loans receivable, net                                  32                  (10)                  22
                                                            ----                 ----                 ----
               Total                                          96                   (9)                  87
                                                            ----                 ----                 ----

 INTEREST EXPENSE:
       Deposits                                                3                   (1)                   2
       Securities sold under agreements to repurchase         17                   --                   17
       Borrowings                                             61                   (5)                  56
                                                            ----                 ----                 ----
               Total                                          81                   (6)                  75
                                                            ----                 ----                 ----
                     Change in net interest income          $ 15                 $ (3)                $ 12
                                                            ====                 ====                 ====

     The volume variances in total interest income and total interest expense for the three months ended September 30, 1998 compared to the corresponding period in 1997 are largely due to average balance increases of $5.6 billion in interest-earning assets and $6.0 billion in interest-bearing liabilities related to the Golden State Acquisition, the net impact of the Refinancing Transactions and increased purchases of mortgage-backed securities funded with FHLB advances. The positive total rate variance of $3 million is primarily attributed to the lower cost of funds on deposits, lower interest rates paid on new borrowings and the lower costing liabilities assumed in the Golden State Acquisition, partially offset by comparatively lower market rates on mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

     Interest Income. Total interest income was $618.3 million for the three months ended September 30, 1998, an increase of $87.0 million from the three months ended September 30, 1997. Total interest-earning assets for the three months ended September 30, 1998 averaged $34.5 billion, compared to $28.2 billion for the corresponding period in 1997. The yield on total interest-earning assets during the three months ended September 30, 1998 decreased to 7.19% compared to 7.53% for the three months ended September 30, 1997, primarily due to lower market rates on new mortgage-backed securities purchased in 1998 and 1997, prepayments of higher rate interest-earning assets and the addition of assets from the Golden State Acquisition generally having lower yields.

     GS Holdings earned $408.5 million of interest income on loans receivable for the three months ended September 30, 1998, an increase of $22.1 million from the three months ended September 30, 1997. The average balance of loans receivable increased to $21.4 billion during the three months ended September 30, 1998 from $19.7 billion for the three months ended September 30, 1997. The weighted average yield on loans receivable decreased to 7.67% for the three months ended September 30, 1998 from 7.84% for the same period in 1997. The increase in the average volume is mainly due to the addition of $14.5 billion in loans related to the Golden State Acquisition.

      GS Holdings earned $26.8 million of interest income on loans held for sale for the three months ended September 30, 1998, an increase of $8.6 million from the three months ended September 30, 1997. The average balance of loans held for sale was $1.5 billion for the three months ended September 30, 1998, an increase of $434 million from the same period in 1997, primarily due to increased originations and longer holding periods before sale for jumbo loans during the three months ended September 30, 1998. The weighted average rate on loans held for sale increased to 7.38% for the three months ended September 30, 1998 from 7.16% for the three months ended September 30, 1997, primarily due to the higher percentage of comparatively higher fixed-rate held for sale portfolio in 1998 compared to 1997.

     Interest income on mortgage-backed securities available for sale was $115.6 million for the three months ended September 30, 1998, an increase of $33.8 million from the three months ended September 30, 1997. The average portfolio balance increased $3.6 billion, to $8.6 billion, during the three months ended September 30, 1998 compared to the same period in 1997. The weighted average yield on these assets decreased from 6.59% for the three months ended September 30, 1997 to 5.41% for the three months ended September 30, 1998. The increase in the volume and decrease in the weighted average yield is primarily due to the additions of $2.3 billion of mortgage-backed securities acquired in the Golden State Acquisition, purchases of $3.9 billion lower rate mortgage-backed securities during the three months ended September 30, 1998 and $316.8 million during the last three months of 1997, as well as prepayments of higher rate mortgage-backed securities since September 30, 1997. Additionally, the Company recorded a $19.8 million writedown to the carrying value of mortgage-backed securities determined to have an other than temporary impairment.

     Interest income on mortgage-backed securities held to maturity was $32.6 million for the three months ended September 30, 1998, an increase of $4.6 million from the three months ended September 30, 1997. The average portfolio balance increased $262 million, to $1.7 billion, during the three months ended September 30, 1998 compared to the same period in 1997. The weighted average yield on these assets decreased from 7.71% for the three months ended September 30, 1997 to 7.60% for the three months ended September 30, 1998. The increase in the volume is due to the addition of $1.9 billion of FNMA securitized multi-family loans with a weighted average rate of 7.39% during September 1998. The decrease in the weighted average yield is primarily due to downward rate adjustments of adjustable-rate mortgage-backed securities.

     Interest income on securities and interest-bearing deposits in banks was $34.8 million for the three months ended September 30, 1998, an increase of $17.9 million from the three months ended September 30, 1997. The average portfolio balance increased $306 million, to $1.4 billion, during the three months ended September 30, 1998 compared to the same period in 1997. The weighted average yield on these assets increased from 6.31% for the three months ended September 30, 1997 to 10.11% for the three months ended September 30, 1998. The increase in the weighted average yield is primarily due to $19.8 million in interest income received on a $193.0 million federal income tax refund related to Old California Federal.

     Interest Expense. Total interest expense was $440.9 million for the three months ended September 30, 1998, an increase of $75.1 million from the three months ended September 30, 1997. The increase is primarily the result of increased borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition and the issuance of the GS Escrow Notes.

     Interest expense on customer deposits, including Brokered Deposits, was $190.5 million for the three months ended September 30, 1998, an increase of $2.4 million from the three months ended September 30, 1997. The average balance of customer deposits outstanding increased from $16.8 billion to $18.0 billion for the three months ended September 30, 1997 and 1998, respectively. The increase in the average balance is primarily due to $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by net deposit run-off, anticipated following the Cal Fed Acquisition, and $1.4 billion in deposits sold in the Florida Branch Sale. The overall weighted average cost of deposits decreased to 4.20% for the three months ended September 30, 1998 from 4.44% for the three months ended September 30, 1997, primarily due to higher average balances of lower rate custodial transaction accounts and additions of lower-rate deposits acquired from Glendale Federal.

     Interest expense on securities sold under agreements to repurchase totalled $49.3 million for the three months ended September 30, 1998, an increase of $17.3 million from the three months ended September 30, 1997. The average balance of such borrowings for the three months ended September 30, 1998 and 1997 was $3.5 billion and $2.2 billion, respectively. The weighted average interest rate on these instruments decreased to 5.58% during the three months ended September 30, 1998 from 5.62% for the three months ended September 30, 1997, primarily due to a decrease in rates on new borrowings compared to such borrowings during 1997.

     Interest expense on borrowings totalled $201.1 million for the three months ended September 30, 1998, an increase of $55.4 million from the three months ended September 30, 1997. The average balance outstanding for the three months ended September 30, 1998 and 1997 was $12.9 billion and $9.1 billion, respectively. The weighted average interest rate on these instruments decreased to 6.18% during the three months ended September 30, 1998 from 6.32% for the three months ended September 30, 1997. The changes are attributed to the Refinancing Transactions, additional FHLB advances used to fund the purchases of mortgage-backed securities and the Florida Branch Sale, as well as an additional $5.4 billion in advances assumed in the Golden State Acquisition with a weighted average rate of 5.64%.

     Net Interest Income. Net interest income was $177.4 million for the three months ended September 30, 1998, an increase of $12.0 million from the three months ended September 30, 1997. The interest rate spread decreased to 2.10% for the three months ended September 30, 1998 from 2.38% for the three months ended September 30, 1997, primarily as a result of prepayments of higher interest-earning assets being replaced with interest-earning assets having comparatively lower yields, reflecting the flattening of the yield curve during the second half of 1997 and year to date in 1998.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gains on sales of loans and assets, gain on sale of branches, and dividends on FHLB stock, was $199.3 million for the three months ended September 30, 1998, an increase of $104.5 million from the three months ended September 30, 1997. Income for the three months ended September 30, 1998 includes a $108.9 million gain from the Florida Branch Sale. Income for the three months ended September 30, 1997 includes a $14.0 million gain from the Servicing Sale.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $34.7 million for the three months ended September 30, 1998, compared to $34.5 million for the three months ended September 30, 1997. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $49.8 billion at September 30, 1997 to $69.3 billion at September 30, 1998. During the three months ended September 30, 1998, California Federal sold $1.8 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $1.2 billion of such sales for the corresponding period in 1997.

     Gain on sale of branches was $108.9 million for the three months ended September 30, 1998, attributed to the Florida Branch Sale.

     Gain on sale of loans was $13.9 million for the three months ended September 30, 1998, compared to $4.8 million for the three months ended September 30, 1997. The increase is primarily attributed to early payoffs of commercial loans with unamortized discounts ($1.0 million) and $8.1 million in additional gains from residential loan sales during the third quarter of 1998.

     Gain on sale of assets was $.4 million for the three months ended September 30, 1998, compared to a gain of $15.1 million for the three months ended September 30, 1997. The gain in 1997 is primarily attributed to a $14.0 million gain related to the Servicing Sale.

     Dividends on FHLB stock were $7.9 million for the three months ended September 30, 1998, an increase of $1.5 million from the three months ended September 30, 1997, representing an increase in the volume of such stock owned by the Company, as a result of an increase in borrowings under FHLB advances.

     There were no material variances between the three months ended September 30, 1998 and the comparable period in 1997 with respect to customer banking fees, management fees and other noninterest income.

     Noninterest Expense. Total noninterest expense was $195.5 million for the three months ended September 30, 1998, an increase of $41.3 million from the three months ended September 30, 1997. The variance between the two periods is primarily attributed to $31.1 million in merger and integration costs incurred in connection with the Golden State Acquisition and $13.6 million in additional operating expenses related to the Golden State Acquisition, partially offset by the impact of the Florida Branch Sale.

     Compensation and employee benefits expense was $73.1 million for the three months ended September 30, 1998, an increase of $10.2 million from the three months ended September 30, 1997. The increase in expense is primarily attributed to 3,287 additional employees at September 30, 1998 compared to September 30, 1997, primarily attributed to additional employees from the Auto One and GSAC Acquisitions, and the Golden State Acquisition.

     Loan expense was $10.4 million for the three months ended September 30, 1998, a decrease of $7.5 million from the three months ended September 30, 1997. The decrease is primarily attributed to an $8.9 million provision for unreimbursable costs related to the foreclosure of single-family loans serviced for recorded during the three months ended September 30, 1997.

     Merger and integration costs were $31.1 million for the three months ended September 30, 1998, attributed to transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition.

     There were no material variances between the three months ended September 30, 1998 and the comparable period in 1997 with respect to occupancy and equipment, professional fees, data processing and other noninterest expense.

     Provision for Income Tax. During the three months ended September 30, 1998 and 1997, GS Holdings recorded income tax expense of $78.0 million and $13.5 million, respectively. For the quarter ended September 30, 1997, GS Holdings' valuation allowance was reduced by $28.5 million. GS Holdings' effective Federal tax rates were 38% and 2% during the three months ended September 30, 1998 and 1997, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of 1997 reductions in the deferred tax asset valuation allowance and nondeductible goodwill amortization. GS Holdings' effective state tax rate was 8% and 14% during the three months ended September 30, 1998 and 1997, respectively. Effective July 1, 1998, the Company's marginal tax rate for future periods increased to 42%.

     Minority Interest. Minority interest for the three months ended September 30, 1998 includes $19.5 million in net premiums and expenses related to the Bank Preferred Stock Tender Offers. Dividends on the Bank Preferred Stock of $11.2 million and $13.2 million were also recorded during the three months ended September 30, 1998 and 1997, respectively. Dividends on the REIT Preferred Stock totalling $11.4 million were declared and paid during each of the three months ended September 30, 1998 and 1997. Minority interest relative to the REIT Preferred Stock is reflected net of the income tax benefit of $4.8 million and $1.5 million, respectively, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest for the three months ended September 30, 1998 also includes a benefit of $1.0 million representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     Extraordinary Item. During the three months ended September 30, 1998, the Company purchased $735.8 million aggregate principal amount of the FN Holdings Notes in the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $902.5 million. The amount of expenses and tender premiums paid in connection with such purchase totalled $80.0 million, net of income taxes, and is reflected as an extraordinary loss on the early extinguishment of debt on GS Holdings' consolidated statements of income for the three months ended September 30, 1998.

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $30.0 million and $59.9 million during the nine months ended September 30, 1998 and 1997, respectively. The decrease in the provision for loan losses during the nine months ended September 30, 1998 compared to the same period in 1997 is the result of management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that have occurred but are not yet known, the estimated value of underlying collateral, and economic conditions. The allowance for loan losses is increased by provisions for loan losses and allowances on acquired loans, while it is decreased by charge-offs (net of recoveries).

      Activity in the allowance for loan losses during the nine months ended September 30, 1998 and 1997 is as follows (in thousands):

                                             1998                1997
                                             ----                ----

Balance - January 1                         $418,674          $246,556
   Purchase - Cal Fed Acquisition                 --           143,820
   Purchase - Golden State Acquisition       169,454                --
   Allowance on acquired loans                    --             1,596
   Provision for loan losses                  30,000            59,850
   Charge-offs                               (37,832)          (43,283)
   Recoveries                                  2,486             2,028
                                            --------          --------
Balance - September 30                      $582,782          $410,567
                                            ========          ========

     Although management believes that the allowance for loan losses is adequate for its current portfolios, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require additional provisions in the future.

ASSET AND LIABILITY MANAGEMENT

     Banks and savings associations are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, securities sold under agreements to repurchase and FHLB advances, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets. The process of planning and controlling asset and liability mixes, volumes and maturities to influence the net interest spread is referred to as asset and liability management. The objective of the Company's asset and liability management is to maximize its net interest income over changing interest rate cycles within the constraints imposed by prudent lending and investing practices, liquidity needs and capital planning.

     GS Holdings, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations while maintaining the flexibility required to execute its business strategies. The Company measures the interest rate sensitivity of the balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. The Company seeks to purchase assets or originate real estate loans that reprice frequently or mature within a relatively short period of time. At September 30, 1998, approximately 79% of the Company's real estate loan portfolio consisted of ARMs.

     Most ARMs are subject to periodic interest rate adjustment caps or floors. In a period of rising interest rates, ARMs could reach a periodic adjustment cap while still at a rate significantly below their contractual margin over existing market rates. Since repricing liabilities are typically not subject to such interest rate adjustment constraints, the Company's net interest margin would most likely be negatively impacted in this situation. Certain ARMs currently offered by the Company have a fixed monthly payment for a given period, with any changes as a result of market interest rates reflected in the unpaid principal balance through negative amortization. Alternatively, in a period of declining interest rates, ARMs could reach a periodic adjustment floor while still at a rate significantly higher than their contractual margin over existing market rates, resulting in a positive impact to the Company's net interest margin.

     One of the most important sources of a financial institution's net income is net interest income, which is the difference between the combined interest earned on interest-earning assets and the combined interest paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities.


     A traditional measure of interest rate risk within the savings industry is the interest rate sensitivity gap, which is the sum of all interest-earning assets minus the sum of all interest-bearing liabilities to be repriced within given periods. A gap is considered positive when the interest rate sensitive assets exceed interest rate sensitive liabilities, while the opposite results in a negative gap. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, and a positive gap would tend to result in an increase in net interest income, while the opposite would tend to occur in a period of falling rates.

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates), as of September 30, 1998. Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at September 30, 1998 is as follows:

                                                                          Maturity/Rate Sensitivity
                                                        ---------------------------------------------------------------
                                                        Within        1-5        Over 5        Non-interest
                                                        1 Year       Years        Years          Bearing          Total
                                                        ------       -----        -----          -------          -----
                                                                            (dollars in millions)
INTEREST-EARNING ASSETS:

Securities held to maturity, interest-bearing
     deposits in other banks and short-term
     investment securities(1)(2)                        $   636      $   --     $  252         $   --           $   888
Securities available for sale (3)                           584          --         --             --               584
Mortgage-backed securities
     available for sale (3)                              11,502          --         --             --            11,502
Mortgage-backed securities
     held to maturity (1)(4)                              2,919          28          1             --             2,948
Loans held for sale, net (3)(5)                           1,464          --         --             --             1,464
Loans receivable, net (1)(6)                             21,491       7,410      2,235             --            31,136
Investment in FHLB                                          787          --         --                              787
                                                        -------      ------     ------         ------           -------
                                                                                                   --
     Total interest-earning assets                       39,383       7,438      2,488             --            49,309
Non-interest-earning assets                                  --          --         --          3,693             3,693
                                                        -------      ------     ------         ------           -------
                                                        $39,383      $7,438     $2,488         $3,693           $53,002
                                                        =======      ======     ======         ======           =======

INTEREST-BEARING LIABILITIES:

Deposits (7)                                            $23,047      $2,295     $   --         $   --           $25,342
Securities sold under agreements to
        repurchase (1)                                    3,757          --         --             --             3,757
FHLB advances (1)                                         9,141       4,307      3,899             --            17,347
Other borrowings (1)                                         56           7      2,311                            2,374
                                                        -------      ------     ------         ------           -------
                                                                                                   --
     Total interest-bearing liabilities                  36,001       6,609      6,210             --            48,820
Non-interest-bearing liabilities                             --          --         --          1,140             1,140
Minority interest                                            --          --         --            776               776
Stockholder's equity                                         --          --                     2,266             2,266
                                                        -------      ------     ------         ------           -------
                                                                                    --
                                                        $36,001      $6,609     $6,210         $4,182           $53,002
                                                        =======      ======     ======         ======           =======

Gap                                                      $3,382        $829    $(3,722)                            $489
                                                         ======        ====    =======                             ====
Cumulative gap                                           $3,382      $4,211       $489                             $489
                                                         ======      ======       ====                             ====

Gap as a percentage of total assets                        6.4%        1.5%     (7.0)%                             0.9%
                                                           ===         ===       ===                               ===
Cumulative gap as a percentage of total assets             6.4%        7.9%      0.9%                              0.9%
                                                           ===         ===       ===                               ===

---------
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of September 30, 1998. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from the Company's prepayment estimates.
(2) Consists of $252 million of securities held to maturity, $44 million of interest-bearing deposits in other banks and $592 million of short-term investment securities.
(3) As loans held for sale and securities and mortgage-backed securities available for sale may be sold within one year, they are considered to be maturing within one year.
(4)  Excludes underlying non-performing loans of $2 million.
(5)  Excludes non-performing loans of $16 million.
(6) Excludes allowance for loan losses of $583 million and non-performing loans of $210 million.
(7) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     At September 30, 1998, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $489 million. At December 31, 1997, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $154 million.

     The maturity/rate sensitivity analysis is a static view of the balance sheet with assets and liabilities grouped into certain defined time periods, and thus only partially depicts the dynamics of the Company's sensitivity to interest rate changes. Since it is measured at a single point in time, this analysis may not fully describe the complexity of relationships between product features and pricing, market rates and future management of the balance sheet mix. The Company utilizes computer modeling, under various interest rate scenarios, to provide a dynamic view of the effects of the changes in rates, spreads, and yield curve shifts on net interest income.

     The Company's risk management policies are established by the Asset/Liability Management Committee ("ALCO") of the Bank. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and market value of portfolio equity, management of liquidity to provide adequate funding, and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies adopted and their impact on operations, and, at least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements.

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. government securities and other specified securities to deposits and borrowings due within one year. Effective November 24, 1997, the OTS established a minimum liquidity requirement for the Bank of 4.00%, a reduction from 5.00%, which had been in effect prior to that date in 1997. California Federal has been in compliance with the liquidity regulations during 1998 and 1997.

     A major source of the Company's funding is expected to be the Bank's retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans and mortgage-backed securities, while additional funds can be obtained from a variety of other sources including Brokered Deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will continue to be important sources of funding, and management expects there to be adequate collateral for such funding requirements.

     The Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals, the repayment of borrowings, and the payment of dividends with respect to the REIT Preferred Stock and the Bank Preferred Stock. Certificates of deposit scheduled to mature during the twelve months ending September 30, 1999 aggregate $12.1 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at September 30, 1998, GS Holdings had securities sold under agreements to repurchase, FHLB advances and other borrowings aggregating $13.0 billion maturing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances or other borrowings at prevailing rates.

     Interest on the GS Escrow Notes approximates $140.9 million per year. Although GS Holdings expects that distributions from the Bank will be sufficient to pay interest when due and the principal amount of its long-term debt at maturity, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to GS Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of GS Holdings' subsidiaries then in effect, by the terms of any class of Preferred Stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock and the Bank Preferred Stock, or under applicable federal thrift laws.

     Since September 30, 1998, $178.7 million of the FN Holdings Notes have been purchased in connection with the Debt Tender Offers, with related premiums, fees and other expenses totalling $18.2 million on an after-tax basis. At November 4, 1998, only $0.2 million of the FN Holdings 12-1/4% Notes and $0.3 million of the FN Holdings 10-5/8% Notes remain outstanding. In addition, $51 million of the 10-5/8% Preferred Stock of the Bank was purchased by GS Holdings to date in the fourth quarter of 1998, with related expenses and premiums of $4.8 million. Further, the Parent Holdings Defeasance was completed on October 14, 1998. The Parent Holdings Defeasance will have no effect on the financial condition or results of operations of GS Holdings.

     The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $1.2 billion at September 30, 1998, the Company has substantial additional borrowing capacity with the FHLB and other sources.

     As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the nine months ended September 30, 1998 were net loan repayments of $1.4 billion, proceeds from sales of loans held for sale of $6.4 billion, $17.1 billion in additional borrowings, $2.0 billion from the GS Escrow Merger, a $1.5 billion net increase in securities sold under agreements to repurchase and $3.0 billion in proceeds from principal payments and maturities of securities and mortgage-backed securities available for sale and held to maturity. The primary uses of funds were $14.8 billion in principal payments on borrowings, $6.1 billion in purchases of securities and mortgage-backed securities available for sale, $6.4 billion in originations of loans, $735.1 million from a net decrease in deposits, $227.3 million and $879.9 million for the Bank Preferred Stock and Debt Tender Offers, respectively, and $193.4 million in dividend payments.

PROBLEM AND POTENTIAL PROBLEM ASSETS

     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any insignificant delay (i.e., 60 days or less) or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including non-performing loans, troubled debt restructurings, and performing loans which exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty. The Company bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

     At September 30, 1998, the carrying value of loans that were considered to be impaired totalled $163.5 million (of which $28.6 million were on non-performing status). The average recorded investment in impaired loans during the nine months ended September 30, 1998 was approximately $165.3 million. For the nine months ended September 30, 1998,

GS Holdings recognized interest income on those impaired loans of $6.1 million, which included $1.2 million of interest income recognized using the cash basis method of income recognition.

     The following table presents the amounts, net of specific allowances for loan losses and purchase accounting adjustments, of the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.

                                                                      September 30, 1998
                                                      --------------------------------------------------
                                                      Non-performing      Impaired          Restructured
                                                      --------------      --------          ------------
                                                                        (in millions)
  Real Estate:
       1-4 unit residential                               $190              $ --                $ 4
       5+ unit residential                                  19                77                 11
       Commercial and other                                  9                80                 21
       Construction                                          1                 1                 --
                                                          ----              ----                ---
         Total real estate                                 219               158                 36
    Non-real estate                                          9                 5                 --
                                                          ----              ----                ---
         Total loans, net                                  228              $163 (b)            $36 (c)
                                                                            ====                ===
    Foreclosed real estate, net                             92
    Repossessed assets                                       3
                                                          ----
         Total non-performing assets                      $323 (a)
                                                          ====


                                                                       December 31, 1997
                                                       --------------------------------------------------
                                                       Non-performing       Impaired         Restructured
                                                       --------------       --------         ------------
                                                                          (in millions)
  Real Estate:
     1-4 unit residential                                 $165               $ --               $ 2
     5+ unit residential                                    12                 43                43
     Commercial and other                                    6                 67                26
     Construction                                            2                 --                --
                                                          ----               ----               ---
       Total real estate                                   185                110                71
Non-real estate                                              7                 --                --
                                                          ----               ----               ---
       Total loans                                         192               $110 (b)           $71 (c)
                                                                             ====               ===
Foreclosed real estate, net                                 77
Repossessed assets                                           3
                                                          ----
       Total non-performing assets                        $272 (a)
                                                          ====

     ---------
     (a) Includes loans securitized with recourse on non-performing status of $2.3 million and $5.2 million at September 30, 1998 and December 31, 1997, respectively, and loans held for sale on non-performing status of $16.1 million and $1.2 million at September 30, 1998 and December 31, 1997.
     (b) Includes $28.6 million and $18.6 million of loans on non-performing status at September 30, 1998 and December 31, 1997, respectively. Also includes $38.3 million and $17.5 million of loans classified as troubled debt restructurings at September 30, 1998 and December 31, 1997, respectively.
     (c) Includes non-performing loans of $0.7 million and $2.1 million at September 30, 1998 and December 31, 1997, respectively. At December 31, 1997, $1.7 million of these non-performing troubled debt restructurings were also considered impaired.

     There were no accruing loans contractually past due 90 days or more at September 30, 1998 or December 31, 1997.

     GS Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, increased to $323 million at September 30, 1998, from $272 million at December 31, 1997, primarily as a result of assets acquired in the Golden State Acquisition. However, non-performing assets as a percentage of the Bank's total assets decreased to 0.62% at September 30, 1998, from 0.87% at December 31, 1997.

     GS Holdings, through the Bank, manages its credit risk by regularly assessing the current and estimated future performance of the real estate markets in which it operates. The Company has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. These three functions are charged with the responsibility of reducing the risk profile within the residential, commercial and multi-family asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Company's portfolio management strategy and regulatory requirements. In addition to these asset management functions, the Company has a specialized credit risk management group that is charged with the development of credit policies and performing credit risk analyses for all asset portfolios.

     The following table presents non-performing real estate assets by geographic region of the country as of September 30, 1998:

                                                                                 Total
                                     Non-performing        Foreclosed       Non-performing
                                       Real Estate        Real Estate,        Real Estate      Geographic
                                     Loans, Net (2)          Net (2)            Assets        Concentration
                                     --------------         --------            ------        -------------
                                                               (dollars in millions)
     Region:
         California                        $142                $63               $205             65.96%
         Northeast (1)                       27                  9                 36             11.42
         Other regions                       50                 20                 70             22.62
                                           ----                ---               ----            ------
              Total                        $219                $92               $311            100.00%
                                           ====                ===               ====            ======

     ---------
     (1) Includes Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.
     (2) Net of purchase accounting adjustments and specific allowances for losses.

     At September 30, 1998, the Company's largest non-performing asset was approximately $5.1 million, and it had four non-performing assets over $2 million in size with balances averaging approximately $3.4 million. The Company has 1,815 non-performing assets below $2 million in size, including 1,677 non-performing 1-4 unit residential assets.

     A summary of the activity in the allowance for loan losses by loan type is as follows for the nine months ended September 30, 1998:

                                                                      5+ Unit
                                                                    Residential
                                                 1-4 Unit         and Commercial        Consumer
                                                Residential         Real Estate         and Other       Total
                                                -----------         -----------         ---------       -----
                                                               (dollars in millions)

Balance - December 31, 1997                        $202                 $198               $19          $419
     Purchase - Golden State Acquisition             50                   78                41           169
     Provision for loan losses                       19                    7                 4            30
     Charge-offs                                    (25)                  (7)               (6)          (38)
     Recoveries                                       2                   --                 1             3
                                                   ----                 ----               ---          ----
Balance - September 30, 1998                       $248                 $276               $59          $583
                                                   ====                 ====               ===          ====

     The ratio of allowance for loan losses to non-performing loans at September 30, 1998 and December 31, 1997 was 255.7% and 217.8%, respectively.

MORTGAGE BANKING OPERATIONS

     Since 1994, the Bank, through its wholly owned mortgage bank subsidiary, First Nationwide Mortgage Corporation ("FNMC"), has significantly expanded its mortgage banking operations. During January 1998, FNMC acquired mortgage-servicing assets of $3.6 billion, as a result of bulk servicing acquisitions. With the consummation of the bulk servicing acquisitions, the acquisition of additional 1-4 unit residential loan servicing portfolios in the Golden State Acquisition and the originated servicing, the 1-4 unit residential loans serviced for others totalled $69.3 billion at September 30, 1998, an increase of $21.8 billion and $21.9 billion from December 31, 1997 and September 30, 1997, respectively. During the nine months ended September 30, 1998, the Bank, through FNMC, originated $6.4 billion and sold (with servicing retained) $6.3 billion of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the nine months ended September 30, 1998 totalled $192.8 million, an increase of $7.7 million from the nine months ended September 30, 1997.

     A decline in long-term interest rates generally results in an acceleration of mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of mortgage servicing rights ("MSRs"), and generally will result in a reduction in the market value of MSRs and in the Company's servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedged the change in value of its MSRs based on changes in interest rates ("MSR Hedge").

     At September 30, 1998, FNMC was a party to several interest rate floor contracts maturing from August 2001 through January 2003. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Treasury rate falls below negotiated prices. At September 30, 1998, the notional amount of the interest rate floors was $1.3 billion and the strike prices were between 5.5% and 6.5%. In addition, FNMC was a party to swap agreements related to principal-only mortgage-backed securities and prepayment-linked swap agreements with a remaining notional amount of $110.7 million and $818.2 million, respectively. At September 30, 1998, the Company was also a party to options on swap agreements ("swaptions") with a notional amount of $300.0 million. The estimated market values of interest rate floor contracts, swaps and swaptions designated as hedges against MSRs at September 30, 1998 were $52.0 million, $24.0 million and $12.7 million, respectively.

     The following is a summary of activity in MSRs and the MSR Hedge for the nine months ended September 30, 1998 (in thousands):

                                                                            MSR         Total MSR
                                                           MSRs            Hedge          Balance
                                                           ----            -----          -------
Balance at December 31, 1997                            $531,269        $  5,434         $536,703
 Additions - Glendale Federal                            214,085              --          214,085
 Additions - bulk purchases                               57,136              --           57,136
 Originated servicing                                    138,503              --          138,503
 Additions - other                                        40,338              --           40,338
 Additions to MSR Hedge                                       --          19,999           19,999
 Sale of servicing rights                                 (1,057              --           (1,057)
 Payments received under interest rate floor contracts        --          (6,296)          (6,296)
 Net payments made under principal-only agreements            --         (19,809)         (19,809)
 Net payments made under futures contracts                    --           1,654            1,654
 Amortization                                            (88,376)         (3,627)         (92,003)
                                                        --------        --------         --------
Balance at September 30, 1998                           $891,898        $ (2,645)        $889,253
                                                        ========        ========         ========

     Capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. SFAS No. 125 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At September 30, 1998 and December 31, 1997, no allowance for impairment of the mortgage servicing rights was necessary.

CAPITAL RESOURCES

     OTS capital regulations require savings associations to satisfy three minimum capital requirements: tangible capital, core (leverage) capital and risk-based capital. In general, an association's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. An association's ratio of core capital to adjusted total assets (the "core capital ratio") must be at least 4%, recently amended from 3% which had been in effect prior to March 1998. Core capital generally is the sum of tangible capital plus certain qualifying intangibles. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which equals assets plus the credit risk equivalent of certain off-balance sheet items, each multiplied by the appropriate risk weight). Supplementary capital, which may not exceed 100% of core capital for purposes of the risk-based requirements, includes, among other things, certain permanent capital instruments such as qualifying cumulative perpetual preferred stock, as well as some forms of term capital instruments, such as qualifying subordinated debt. The capital requirements are viewed as minimum standards by the OTS, and most associations are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their particular circumstances. The Bank is not subject to any such individual minimum regulatory capital requirement. These capital requirements are applicable to the Bank but not to GS Holdings.

     At September 30, 1998, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.37%, 5.37% and 11.57%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of September 30, 1998:

                                                                  Tangible            Core          Risk-based
                                                                  Capital            Capital          Capital
                                                                  -------            -------          -------
                                                                              (dollars in millions)
      Stockholders' equity of the Bank at September 30, 1998         $3,607           $3,607           $3,607
      Minority interest - REIT Preferred Stock                          500              500              500
      Unrealized (gain) loss on securities available for sale, net:
           Debt securities                                              (40)             (40)             (40)
      Non-qualifying MSRs                                               (89)             (89)             (89)
      Non-allowable capital:
              Intangible assets                                        (941)            (941)            (941)
              Goodwill Litigation Assets                               (160)            (160)            (160)
              Investment in subsidiaries                                (69)             (69)             (69)
              Excess deferred tax asset                                 (68)             (68)             (68)
      Supplemental capital:
              Qualifying subordinated debt debentures                    --               --               94
              General loan loss allowance                                --               --              342
      Assets required to be deducted:
               Low level recourse deduction                              --               --              (12)
               Equity in subsidiaries                                    --               --              (20)
               Land loans with more than 80% LTV ratio                   --               --               (2)
                                                                     ------           ------           ------
      Regulatory capital of the Bank                                  2,740            2,740            3,142
      Minimum regulatory capital requirement                            765            2,040            2,173
                                                                     ------           ------           ------
      Excess above minimum capital requirement                       $1,975           $  700           $  969
                                                                     ======           ======           ======

      Regulatory capital of the Bank                                  5.37%            5.37%           11.57%
      Minimum regulatory capital requirement                          1.50             4.00             8.00
                                                                      ----             ----            -----
      Excess above minimum capital requirement                        3.87%            1.37%            3.57%
                                                                      ====              ====           =====


     The amount of adjusted total assets used for the tangible and core capital ratios is $51.0 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $27.2 billion.

     The Bank is also subject to the "prompt corrective action" standards prescribed in the FDICIA and related OTS regulations, which, among other things, define specific capital categories based on an association's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Associations categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the association either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire association. Once an association becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

     To be considered "well capitalized," a savings association must generally have a leverage capital ratio of at least 5.00%, a Tier 1 (core capital) risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An association is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At September 30, 1998, California Federal's capital levels were sufficient for it to be considered "well capitalized:"

                                                             Risk-based
                                        Leverage       -----------------------
                                         Capital       Tier 1    Total Capital
                                         -------       ------    -------------
Regulatory capital of the Bank            5.37%        10.09%        11.57%
"Well capitalized" ratio                  5.00          6.00         10.00
                                          ----          ----         -----
Excess above "well capitalized" ratio     0.37%         4.09%         1.57%
                                          ====          ====         =====

     OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At September 30, 1998, $68 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from the Bank's regulatory capital at September 30, 1998.

DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in reported market risks faced by the Company since the FN Holdings' report in Item 7A of its Form 10-K for the year ended December 31, 1997.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     GS Holdings and California Federal are involved in legal proceedings on claims incidental to the normal conduct of their business. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on the financial condition or results of operations of the Company.

     In addition to legal proceedings within the normal course of business, the Bank is the plaintiff in a claim against the United States in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "California Federal Litigation"). In the California Federal Litigation, the Bank alleges, among other things, that the United States breached certain contractual commitments regarding the computation of its regulatory capital for which the Bank seeks damages and restitution. The Bank's claims arose from changes, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), with respect to the rules for computing Old California Federal's regulatory capital.

     On July 1, 1996, the United States Supreme Court issued its opinion for United States v. Winstar Corporation, No. 95-865, which affirmed the decisions of the United States Court of Appeals for the Federal Circuit and the United States Court of Federal Claims in various consolidated cases (the "Winstar Cases") granting summary judgment to the plaintiff thrift institutions on the liability portion of their breach of contract claims against the United States. The Supreme Court held that the government breached certain express contracts when Congress enacted FIRREA, and the Supreme Court remanded the proceedings for a determination of the appropriate measure and amount of damages, which to date have not been awarded.

     On October 30, 1996, Old California Federal filed a motion for partial summary judgment as to the Federal government's liability to the Bank for breach of contract, which was opposed by the Federal government. In addition, the government filed a cross-motion for partial summary judgment as to certain liability issues. A hearing on the motions for partial summary judgment on liability was held on August 7, 1997. On December 22, 1997, a U.S. Claims Court Judge ruled in favor of this motion to establish the government's liability, and a formal order in that regard was subsequently issued on July 16, 1998. On November 12, 1998, a U.S. Claims Court Judge ruled that California Federal cannot meet its burden for proving expectancy damages and ordered that the case will proceed to trial beginning December 7, 1998 on the damages issue of restitution and reliance.

     In connection with the Glen Fed Merger, the Bank is a plaintiff in a claim against the United States in the lawsuit, Glendale Federal Bank, Federal Savings Bank v. United States, No. 90-772C ("the Glendale Goodwill Litigation"). In the Glendale Goodwill Litigation, Glendale Federal sued the United States Government (the "Government") contending that FIRREA's treatment of supervisory goodwill constituted a breach by the Government of its 1981 contract with the Bank, under which the Bank had merged with a Florida thrift and was permitted to include the goodwill resulting from the merger in its regulatory capital. In July 1992, the United States Court of Federal Claims (the "Claims Court") found in favor of Glendale Federal's position, ruling that the Government breached its express contractual commitment to permit Glendale Federal to include supervisory goodwill in its regulatory capital and that Glendale Federal is entitled to seek financial compensation.

     The trial to determine damages commenced in the Claims Court on February 24, 1997 and the taking of testimony in the trial was completed on April 9, 1998. In lieu of traditional closing briefs, the Claims Court requested the parties to respond to a series of written questions posed by the Court regarding factual and legal issues raised in the damages trial. Responses to those questions, as well as each party's reply to the other's responses, have been filed with the Court and final oral arguments were held on September 11, 1998. California Federal anticipates a decision by early 1999.

     In connection with the Cal Fed Acquisition, the Company recorded as an asset part of the estimated after-tax cash recovery from the California Federal Litigation that will inure to the Company, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests in any such recovery (the "Goodwill Litigation Asset"). In connection with the Golden State Acquisition, the Company recorded a second Goodwill Litigation Asset related to the estimated after-tax cash recovery from the Glendale Goodwill Litigation that will inure to the Company, net of amounts payable to holders of the Litigation Tracking Warrants. The Goodwill Litigation Asset related to the California Federal Litigation was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997.

The Goodwill Litigation Asset related to the Glendale Goodwill Litigation was recorded at its estimated fair value of $60 million, net of estimated tax liabilities, as of September 11, 1998. Both Goodwill Litigation Assets are included in the consolidated balance sheet as of September 30, 1998.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

      3.1     Certificate of Incorporation of the Registrant, as amended.

      3.2     By-laws of the Registrant, as amended.

     27.1     Financial Data Schedule

     (b) Reports on Form 8-K:

         During the quarter ended September 30, 1998, the Company made one filing on Form 8-K:

         1. Filing dated September 11, 1998, reporting on item 2, "Acquisition or Disposition of Assets" and item 7, "Financial Statements, Pro forma Financial Information and Exhibits." This filing reported that Golden State Bancorp Inc. and its subsidiaries consummated the transactions contemplated by the Agreement and Plan of Reorganization, dated as of February 4, 1998, as amended (the "Agreement") by and among Golden State, GS Financial, Parent Holdings, FN Holdings, First Gibraltar Holdings, a Delaware corporation and the sole stockholder of Parent Holdings ("FGH"), and Hunter's Glen. Pursuant to the Agreement, FN Holdings merged with and into GS Financial, Parent Holdings merged with and into Golden State, and Glendale Federal merged with and into California Federal. This filing included the following unaudited consolidated financial statements of the
              Company:

                  Pro Forma Condensed Combined Statement of Financial Condition as of June 30, 1998.

                  Pro Forma Condensed Combined Statement of Operations for the six months ended June 30, 1998.

                  Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1997.

              The filing also included the following audited consolidated financial statements of the acquired business (Glendale Federal) as of June 30, 1998 and 1997 and for the three-year period ended June 30, 1998:

                  Independent Auditors Report

                  Consolidated Statements of Financial Condition

                  Consolidated Statements of Operations

                  Consolidated Statements of Changes in Stockholders' Equity

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            Golden State Holdings Inc.



                                   /s/ Richard H. Terzian
                            ---------------------------------------------------
                            By:  Richard H. Terzian
                                 Executive Vice President and Chief Financial
                                 Officer (Signing on behalf of the Registrant
                                 and as the Principal Financial Officer)



                                   /s/ Renee Nichols Tucei
                            ---------------------------------------------------
                            By:  Renee Nichols Tucei
                                 Senior Vice President and Controller
                                 (Signing as the Principal Accounting Officer)




November 12, 1998