Form 10-K
period 1998-12-31
GOLDEN STATE HOLDINGS INC
filed 1999-03-29
CIK 1071000

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   FORM 10-K
                             ----------------------
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to
                        Commission file number 333-64597

                           GOLDEN STATE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       95-4669792
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

135 MAIN STREET, SAN FRANCISCO, CALIFORNIA                         94105
 (Address of principal executive offices)                       (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 415-904-1100 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: N/A SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: N/A

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes     No
                                          ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 28, 1999: N/A.

     The number of shares outstanding of the registrant's $1.00 par value common stock, as of the close of business on February 28, 1999: 1,000 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
                           Exhibit index on page 102

================================================================================

                                                     GOLDEN STATE HOLDINGS INC.

                                                   1998 ANNUAL REPORT ON FORM 10-K
                                                          TABLE OF CONTENTS

                                                               PART I

                                                                                                              Page
ITEM 1.           Business......................................................................................3
                           General..............................................................................4
                           Lending Activities...................................................................9
                           Non-performing Assets...............................................................19
                           Investment Activities...............................................................23
                           Sources of Funds....................................................................27
                           Other Activities....................................................................38
                           Dividend Policy of the Bank.........................................................40
                           Employees...........................................................................41
                           Competition.........................................................................41
                           Regulation..........................................................................42
                           Regulation of GS Holdings...........................................................42
                           Regulation of the Bank..............................................................43
                           Taxation............................................................................49
ITEM 2.           Properties...................................................................................50
ITEM 3.           Legal Proceedings............................................................................51
ITEM 4.           Submission of Matters to a Vote of Security Holders..........................................51

                                                      PART II

ITEM 5.           Market for the Registrant's Common Equity and Related Stockholder Matters....................52
ITEM 6.           Selected Financial Data......................................................................53
ITEM 7.           Management's Discussion and Analysis
                      of Financial Condition and Results of Operations.........................................56
                           General.............................................................................56
                           Results of Operations...............................................................59
                           Provision for Federal and State Income Taxes........................................68
                           Tax Effects of Dividend Payments by the Bank........................................70
                           Provision for Loan Losses...........................................................70
                           Asset and Liability Management......................................................70
                           Liquidity...........................................................................73
                           Impact of Inflation and Changing Prices.............................................76
                           Problem and Potential Problem Assets................................................76
                           Mortgage Banking Operations.........................................................80
                           Capital Resources...................................................................81
                           Year 2000...........................................................................83
ITEM 7A.          Quantitative and Qualitative Disclosures about Market Risk...................................85
ITEM 8.           Financial Statements and Supplementary Data..................................................87
ITEM 9.           Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure...................................................87

                                                     PART III

ITEM 10.          Directors and Executive Officers of the Registrant...........................................88
ITEM 11.          Executive Compensation.......................................................................91
ITEM 12.          Security Ownership of Certain Beneficial Owners and Management...............................97
ITEM 13.          Certain Relationships and Related Transactions...............................................97

                                                      PART IV

ITEM 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................102

Signatures....................................................................................................110

Audited Financial Statements..................................................................................F-1

     The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, provision for loan losses, capital resources and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 filed on September 29, 1998 (File No. 333-64597) and declared effective on November 12, 1998. The Company assumes no obligation to update any such forward-looking statement.


                                     PART I

ITEM 1.  BUSINESS

     Golden State Holdings, Inc. ("GS Holdings" or the "Company") is a holding company whose only significant asset is all of the voting common stock of California Federal Bank, A Federal Savings Bank ("California Federal" or "Bank"). GS Holdings was formed to acquire all to the assets of First Nationwide Holdings Inc. ("FN Holdings") (including all of the voting common stock of the Bank) as part of the Golden State Acquisition (as defined herein). FN Holdings was a holding company whose only significant asset was all the common stock of the Bank. As such, the principal business operations of FN Holdings were, and the principal business operations of GS Holdings are, conducted by the Bank and its subsidiaries.

     California Federal, formerly First Nationwide Bank, A Federal Savings Bank ("First Nationwide") formerly First Madison Bank, FSB ("First Madison"), was organized and chartered as a federal stock savings bank in December 1988 under the Home Owners' Loan Act ("HOLA") to acquire substantially all of the assets and to assume deposits, secured and certain other liabilities of five insolvent Texas savings and loan associations ("Texas Closed Banks") from the FSLIC Resolution Fund ("FSLIC/RF"), as successor to the Federal Savings and Loan Insurance Corporation ("FSLIC").

     On September 11, 1998, First Nationwide (Parent) Holdings Inc. ("Parent Holdings"), parent company of FN Holdings and the Bank, and Hunter's Glen/Ford Ltd. ("Hunter's Glen"), a 20% minority shareholder of FN Holdings, completed a merger (the "Golden State Merger," as defined herein) with Golden State Bancorp Inc. ("Golden State"). Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal Bank, A Federal Savings Bank, as the surviving entity after the consummation of the Golden State Merger.

     On January 3, 1997, First Nationwide merged with and into California Federal, pursuant to the Cal Fed Acquisition (as defined herein). Unless the context otherwise indicates, (i) "Cal Fed" and "Old California Federal" refer to Cal Fed Bancorp Inc. and the Bank, respectively, prior to the consummation of the Cal Fed Acquisition and (ii) the "Bank" refers to California Federal Bank, A Federal Savings Bank, as the surviving entity after the consummation of the Cal Fed Acquisition, and to First Nationwide and its predecessors for periods prior to the Cal Fed Acquisition.

GENERAL

     The Company's operations are significantly influenced by general economic conditions in the markets and geographic areas in which the Company conducts its business, the monetary and fiscal policies of the federal government and the regulatory policies of certain governmental agencies. Deposit balances and the cost of borrowings are influenced by interest rates on competing investments and general market interest rates. The Company's loan volume and yields are also impacted by market interest rates on loans, the supply of and demand for housing, and the availability of funds.

     The Company, which is headquartered in San Francisco, California, is a diversified financial services company that primarily serves consumers in California and to a lesser extent, in Nevada. The Company's principal business consists of (i) operating retail deposit branches that provide retail consumers and small businesses with deposit products such as demand, transaction and savings accounts; investment products such as mutual funds, annuities and insurance; and (ii) mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market or for retention in its own portfolio, and servicing loans for itself and others. To a lesser extent, the Company originates and/or purchases certain commercial real estate, commercial and consumer loans for investment. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, including FHLB advances, collections on loans, asset sales and retained earnings. Refer to note 25 of the Company's consolidated financial statements for additional information about the Company's business segments.

     The Bank is chartered as a federal stock savings bank under the HOLA and regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), which, through the Savings Association Insurance Fund ("SAIF"), insures the deposit accounts of the Bank, up to applicable limits. The Bank is also a member of the Federal Home Loan Bank System ("FHLBS").

     The Company's revenues are derived from interest earned on loans, interest and dividends received on securities and mortgage-backed securities, gains on sales of loans and other investments, fees received in connection with loan servicing and securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, general and administrative expenses consisting of compensation and benefits, data processing, occupancy and equipment, communications, deposit insurance assessments, advertising and marketing, professional fees and other general and administrative expenses.

     As of December 31, 1998, the Company had assets totalling $54.8 billion, deposits totalling $24.6 billion and operated retail branch offices at 358 locations in two states.

     On April 14, 1994, First Madison entered into the Asset Purchase Agreement (the "Asset Purchase Agreement") with First Nationwide Bank, A Federal Savings Bank ("Old FNB"), an indirect subsidiary of Ford Motor Company ("Ford Motor"). On October 3, 1994, effective immediately after the close of business on September 30, 1994, First Madison acquired substantially all of the assets and certain of the liabilities (the "FN Acquired Business") of Old FNB (the "FN Acquisition"). Effective on October 1, 1994, First Madison changed its name to First Nationwide Bank, A Federal Savings Bank.

     Business Strategy

      Since the FN Acquisition and through the consummation of the Golden State Merger, the Company's business strategy was executed through three types of transactions, as the information set forth below illustrates:

      o Acquisitions which complemented the Company's geographic and business line strategies, such as the Golden State Acquisition;

      o Divestitures of branches outside the Company's primary geographic region; and

      o     Expansion of the Company's mortgage servicing operations.

     In December 1994, the Bank's wholly-owned mortgage bank operating subsidiary, First Nationwide Mortgage Corporation ("FNMC"), entered into a series of agreements with Standard Federal Savings Association ("StanFed"), to acquire certain of StanFed's mortgage servicing assets and assume certain of StanFed's mortgage servicing liabilities for approximately $178 million (the "Maryland Acquisition"). As a result of the Maryland Acquisition, FNMC acquired a 1-4 unit residential loan servicing portfolio of approximately $11.4 billion (including $1.8 billion of mortgage servicing rights that are owned by third parties who have subcontracted the servicing function to FNMC (a "sub-servicing portfolio")) and certain other assets and liabilities. The transaction was consummated on February 28, 1995. In connection with the Maryland Acquisition, FNMC moved its mortgage servicing operations to Maryland from its former location in Sacramento, California.

     On October 2, 1995, FNMC purchased from Lomas Mortgage USA, Inc. ("LMUSA") a 1-4 unit residential loan servicing portfolio of approximately $11.1 billion (including a sub-servicing portfolio of $3.1 billion), a $2.9 billion master servicing portfolio in which FNMC monitors the performance and consolidates the reporting and remittances of multiple servicers for various investors (a "master servicing portfolio") and other assets, for $100.9 million and the assumption of certain indebtedness secured by the acquired loan portfolio (the "1995 LMUSA Purchase").

     On January 31, 1996, FNMC purchased LMUSA's remaining $14.1 billion loan servicing portfolio (including a sub-servicing portfolio of $2.4 billion), a master servicing portfolio of $2.7 billion, $5.9 million in foreclosed real estate, $46.8 million in net other servicing receivables, $2.6 million in mortgage loans, and $6.2 million in net other assets (including $1.4 million in cash and cash equivalents) for a purchase price of approximately $160.9 million (the "1996 LMUSA Purchase" and, together with the 1995 LMUSA Purchase, the "LMUSA Purchases").

     During the first six months of 1996, the Company consummated the sale of its retail branches in Ohio, New York, New Jersey and Michigan (the "Branch Sales") at gross prices which represented an average premium of 7.96% of the approximately $4.6 billion of deposits sold. The Company recorded a pre-tax gain of $363.3 million in connection with the Branch Sales.

     On February 1, 1996, the Company acquired SFFed Corp. ("SFFed"), a savings and loan holding company, and its wholly owned federal savings association, San Francisco Federal Savings and Loan Association ("San Francisco Federal"), (the "SFFed Acquisition"), for approximately $264.2 million. San Francisco Federal operated 35 branches in the Northern California area and, at February 1, 1996, had approximately $4.0 billion in assets and approximately $2.7 billion in deposits.

     On June 1, 1996, the Company acquired Home Federal Financial Corporation ("HFFC") and its wholly owned federally chartered savings association subsidiary, Home Federal Savings and Loan Association of San Francisco ("Home Federal") (the "Home Federal Acquisition," and together with the SFFed Acquisition, the "1996 Acquisitions"). The aggregate consideration paid in connection with the Home Federal Acquisition was approximately $67.8 million. At June 1, 1996, HFFC had approximately $717 million in assets and $632 million in deposits.

     In November 1996, the Bank formed California Federal Preferred Capital Corporation ("Preferred Capital Corp."), a real estate investment trust ("REIT"), for the purpose of acquiring, holding and managing real estate mortgage assets. All of Preferred Capital Corp.'s common stock is owned by the Bank. Pursuant to a subservicing agreement with FNMC, FNMC services Preferred Capital Corp.'s mortgage assets. On January 31, 1997, Preferred Capital Corp. issued to the public $500 million of its 91/8% Noncumulative Exchangeable Preferred Stock (the "REIT Preferred Stock"), which is reflected in the Company's consolidated balance sheet as minority interest. Preferred Capital Corp. used the proceeds from such offering to acquire mortgage assets from the Bank.

      On January 3, 1997, pursuant to an Agreement and Plan of Merger among FN Holdings, Cal Fed and Old California Federal, First Nationwide merged with and into Old California Federal and Cal Fed was liquidated. The aggregate consideration paid under the merger agreement consisted of approximately $1.2 billion in cash and the issuance of litigation interests. Old California Federal, at December 31, 1996, had total assets of approximately $14.1 billion and deposits of $8.9 billion, and operated 119 branches in California and Nevada. Effective with the merger, First Nationwide's name changed to California Federal Bank, A Federal Savings Bank. In connection with the Cal Fed Acquisition, FN Holdings made a capital contribution to the Bank on January 3, 1997 of approximately $685 million.

     On January 3, 1997 and prior to the consummation of the Cal Fed Acquisition, First Nationwide Escrow Corp. ("FN Escrow"), an affiliate of FN Holdings, was merged with and into FN Holdings, pursuant to a merger agreement by and between FN Holdings and FN Escrow (the "FN Escrow Merger"). In connection therewith, FN Holdings acquired the net proceeds from the issuance of FN Escrow's $575 million of Senior Subordinated Notes due 2003 (the "FN Holdings 10 5/8% Notes") and assumed FN Escrow's obligations under such notes and indenture.

     FN Holdings financed the Cal Fed Acquisition with (i) the net proceeds of approximately $555 million from the issuance of the FN Holdings 10 5/8% Notes,
(ii) net proceeds of $145 million from a newly formed Delaware corporation, ("Special Purpose Corp."), all the common stock of which is owned by Gerald J. Ford, the Chairman of the Board, Chief Executive Officer and a Director of the Bank, in exchange for $150 million aggregate liquidation value of FN Holdings' Cumulative Perpetual Preferred Stock ("FN Holdings Preferred Stock") and (iii) existing cash.

     Effective May 31, 1997, FNMC acquired a residential mortgage loan servicing portfolio of approximately $3.2 billion from WMC Mortgage Corporation (the "Weyerhaeuser Purchase") for $37.1 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Mortgage Banking Operations."

     On September 1, 1997, the Company acquired Auto One Acceptance Corporation ("Auto One") in a purchase transaction (the "Auto One Acquisition"). Auto One primarily engages in indirect sub-prime auto financing activities, providing loan processing, funding and loan servicing for over 800 franchised automobile dealers. Auto One is a licensed lender in 47 states. Auto One is headquartered in Dallas, Texas and operates as a subsidiary of the Bank.

     On September 30, 1997, FNMC sold servicing rights for approximately 52,000 loans with an unpaid principal balance of approximately $2.3 billion, recognizing a pre-tax gain of $14.0 million (the "Servicing Sale").

     On December 12, 1997, the Company sold its retail deposits and all related retail banking facilities in the state of Texas (consisting of three branches) totalling $57.6 million at a gross price representing a deposit premium of 4.1% (the "Texas Branch Sale"). The Company recorded a pre-tax gain of $2.5 million in connection with the Texas Branch Sale.

     On February 4, 1998, Auto One acquired 100% of the partnership interest of Gulf States Acceptance Company, a Delaware limited partnership ("GSAC") and its general partner, Gulf States Financial Services, Inc., a Texas corporation. GSAC was liquidated and its assets and liabilities were transferred to Auto One (the "GSAC Acquisition"). The aggregate consideration paid by Auto One in connection with the GSAC Acquisition was approximately $13.6 million plus a 20% interest in the common stock of Auto One. This interest is reflected in the Company's consolidated balance sheet as minority interest.

     On September 11, 1998, Parent Holdings and Hunter's Glen completed the merger with Golden State, the publicly traded parent company of Glendale Federal Bank, A Federal Savings Bank ("Glendale Federal"), pursuant to which Parent Holdings, Hunter's Glen and Golden State agreed to a tax-free exchange of shares in a merger transaction (the "Golden State Merger"), accounted for under the purchase method of accounting. Pursuant to the Golden State Merger agreement, (i) FN Holdings contributed all of its assets (including all of the common stock of the Bank) to GS Holdings (the "FN Holdings Asset Transfer"),
(ii) Parent Holdings, which then owned all of the common stock of FN Holdings, merged with and into Golden State, which indirectly owned 100% of the common stock of Glendale Federal, (iii) FN Holdings merged with and into Golden State Financial Corporation ("GS Financial"), which owned all of the common stock of Glendale Federal (the "FN Holdings Merger" and together with the Golden State Merger, "the Holding Company Merger") and (iv) Glendale Federal merged with and into the Bank (the "Glen Fed Merger"). The FN Holdings Asset Transfer, the Holding Company Mergers and the Glen Fed Merger are referred to collectively as the "Golden State Acquisition." At September 11, 1998, Glendale Federal had total assets of approximately $18.9 billion and deposits of $11.3 billion, and operated 181 branches and 26 loan offices in California.

     On August 6, 1998, GS Escrow Corp. ("GS Escrow"), an affiliate of GS Holdings, issued $2 billion in debt securities consisting of (i) $250 million aggregate principal amount of its Floating Rate Notes Due 2003 (the "Floating Rate Notes"), (ii) $350 million aggregate principal amount of its 6 3/4% Senior Notes due 2001 (the "2001 Notes"), (iii) $600 million aggregate principal amount of its 7% Senior Notes Due 2003 (the "2003 Notes") and (iv) $800 million aggregate principal amount of its 7 1/8% Senior Notes Due 2005 (the "2005 Notes" and, together with the 2001 Notes and the 2003 Notes, the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "GS Escrow Notes"). The

GS Escrow Notes were issued to fund, in part, the Refinancing Transactions (as defined herein) that occurred following the Golden State Acquisition.

     On August 17, 1998, FN Holdings commenced cash tender offers (the "Bank Preferred Stock Tender Offers") for each of the Bank's two outstanding series of Bank Preferred Stock (as defined herein), which together had a total aggregate liquidation preference of $473.2 million. On September 14, 1998, GS Holdings commenced cash tender offers (the "Debt Tender Offers" and together with the Bank Preferred Stock Tender Offers and the Parent Holdings Defeasance (as defined herein), and the issuance of the GS Escrow Notes, the "Refinancing Transactions") for the FN Holdings 12 1/4% Senior Notes Due 2001 (the "FN Holdings 12 1/4% Senior Notes"), the FN Holdings 9 1/8% Senior Subordinated Notes Due 2003 (the "FN Holdings 9 1/8% Senior Sub Notes") and the FN Holdings 10 5/8% Notes, (collectively, the "FN Holdings Notes"), which together had a total aggregate principal amount of $915.0 million.

     On September 14, 1998, GS Escrow was merged with and into GS Holdings, pursuant to a merger agreement by and between GS Escrow and GS Holdings (the "GS Escrow Merger"). In connection therewith, GS Holdings acquired the net proceeds from the Refinancing Transactions and became successor obligor on the GS Escrow Notes. GS Escrow was a newly formed subsidiary of First Gibraltar Holdings Inc., an indirect parent company of FN Holdings, and had no significant assets. GS Escrow had not engaged in any business operations, acquired any assets nor incurred any liabilities, other than in connection with the issuance of the GS Escrow Notes.

     On September 11, 1998, the Company consummated the sale of its 24 branch banking offices in Florida to Union Planters Bank of Florida, with deposits totalling $1.4 billion (the "Florida Branch Sale"). The Company recorded a pre-tax gain of $108.9 million in connection with the Florida Branch Sale, representing a deposit premium of approximately 7.92%.

     On November 2, 1998, the Company signed definitive agreements to acquire twelve retail branches located in Nevada (with deposits of approximately $637 million as of September 30, 1998) from Norwest Bank, Nevada, a subsidiary of Norwest Corporation, and Wells Fargo Bank, N.A. This transaction is expected to close in April 1999.

     These transactions have expanded and strengthened the Company's presence in the West Coast, providing additional economies of scale and diversity of operations within its target markets. The Company believes that its strategic acquisition and divestiture activity has enhanced the value of its franchise and improved its operating efficiency through the consolidation or elimination of duplicative back office operations and administrative and management functions. This is evidenced, in part, by the significant improvement in the Bank's efficiency ratio over the past four year period of acquisitions, divestitures and consolidations. The Bank's efficiency ratio, which represents the ratio of noninterest expense to net interest income and noninterest income (excluding certain non-recurring items and goodwill amortization) for the year ended December 31, 1995 was 63.47%, improving to 50.32% for the year ended December 31, 1998. Further, because the Company had excess servicing capacity and existing servicing expertise, it was able to accommodate the loan servicing portfolios acquired in these transactions without the need for significant additional investment. Since the FN Acquisition, the Company's mortgage servicing portfolio (including loans serviced by the Bank and its subsidiaries, excluding loans serviced for the Bank by FNMC) increased from $6.7 billion to $68.8 billion at December 31, 1998.

     The Company's strategic plan aims at achieving increased profitability, revenue diversity and growth while preserving credit quality. Key elements of the business plan include:

     o California Federal will continue its transition toward a more "bank-like" institution. In particular, the traditional savings bank activities of the Bank will be supplemented and expanded by the following initiatives:

         -- Continue to market demand deposit and transaction accounts as the primary account relationship. The corollary reduction in emphasis on certificates of deposits will contribute to a lower overall cost of funds. Transaction account relationships also tend to generate greater fee income.

         -- Offer a broader range of retail products. Mutual funds, insurance and annuity products, mortgage and home equity loans are currently available to Bank customers. The Bank has only recently begun a concentrated marketing effort to realize the opportunity to sell more products and services to its customers through a convenient array of distribution channels. The successful marketing of products and services and increased functionality of distribution channels will enhance customer fulfillment, retention, and profitability.

         -- Expand small business and middle market lending. The Bank generally ranks as one of the top four depository institutions in most of the markets it serves. This high profile provides the Bank with the opportunity to compete very effectively to provide services to small businesses. Local, small business lending generates wider margins than most of the Bank's current earning assets and will help increase the Bank's demand deposits.

     o Enhance operating efficiency by, among other things, further expanding its customer base, increasing transaction volumes and reducing costs through optimization of its distribution channels and consolidation of administrative and managerial functions.

     o FNMC will continue to increase noninterest income, provide a loan production platform to generate Bank assets and augment portfolio run-off, and obtain incremental efficiencies in its mortgage banking operations. In particular, FNMC will seek to maintain servicing at a level between 900,000 and 1.1 million mortgage loans in its Frederick, Maryland facility.

     o Focus on risk management by seeking to protect the credit quality of its assets through, among other things, continuing to originate residential loans and increase origination of small business and commercial loans, while ensuring compliance with the Bank's carefully developed underwriting standards, which have resulted in non-performing assets of 0.57% of the Bank's total assets at December 31, 1998. Non-performing assets as a percentage of total assets of the Bank was 0.87% and 1.36% at December 31, 1997 and 1996, respectively.

     o Retain the best practices of the most recent merger partners. California Federal contributes an efficient back office operation, a large-scale mortgage banking business, and proven merger integration skills. The merger with Glendale Federal offers complementary attributes including consumer marketing skills, a growing small business lending practice, and an attractive retail mortgage origination network.

     o Mitigate interest rate risk by adding primarily adjustable rate loans, shorter duration loans and securities and floating rate consumer and business loans to its earning assets portfolio, through growth in demand deposit account balances. MSR (as defined herein) valuation risk will be mitigated through an actively managed hedge program.

     o Continue to support underserved communities located near its branch networks through lending initiatives, investment, and personal involvement.

     o Continue to evaluate external growth and revenue diversification through selective acquisitions which are consistent with its business strategy. The Company's primary focus will be the effective integration of its recent acquisitions and continued migration of its products, services, and balance sheet toward a community bank structure. This growth may include acquisitions of businesses that management believes offer the potential for higher growth and margin expansion.

     The implementation of the proceeding strategies is subject to numerous contingencies beyond management's control. These contingencies include general and regional economic conditions, competition and changes in regulation and interest rates. Accordingly, no assurance can be given that any of the Company's strategies will prove to be effective or that the Company's goals will be achieved.

     Ownership Structure

     Prior to the Golden State Acquisition, FN Holdings was owned 80% by Parent Holdings and 20% by Hunter's Glen. Pursuant to the Golden State Merger agreement, Mafco Holdings Inc. ("Mafco Holdings"), a corporation which wholly owns MacAndrews and Forbes Holdings Inc. ("MacAndrews Holdings," and together with Mafco Holdings, "MacAndrews and Forbes"), which is controlled by Ronald O. Perelman, and Hunter's Glen received 41,067,270 and

15,655,718 shares, respectively, of Golden State common stock in consideration of their ownership interests in Parent Holdings and FN Holdings. Immediately after the Golden State Acquisition, Golden State's pre-merger stockholders owned approximately 52.1% of the combined entity on a fully diluted basis. In addition, the Golden State Merger agreement provided that Mafco Holdings and Hunter's Glen, or their successors, were entitled to receive contingent additional shares of common stock under certain circumstances, which contingent consideration could cause the actual ownership percentages of Mafco Holdings and Hunter's Glen to change.

     Immediately prior to the consummation of the Golden State Acquisition, the charter of the Bank was amended to provide that each share of Bank Preferred Stock is entitled to one vote and each CALGZ (as defined herein) and each CALGL (as defined herein) has 1/5 of one vote with the holders of the common stock of the Bank, the Bank Preferred Stock, the CALGZs and the CALGLs voting together as a single class. In addition, after giving effect to a stock split of the common stock of the Bank, GS Holdings' ownership of 100% of the common stock represents approximately 90% of the total voting power of voting securities of the Bank. In addition to its common stock ownership of the Bank, GS Holdings owns $380.7 million liquidation value of the Bank Preferred Stock purchased in the Bank Preferred Stock Tender Offers.

     LENDING ACTIVITIES

     The Company's principal lending activity has been the origination of adjustable and fixed-rate mortgage loans secured by residential real estate. To a lesser extent, the Company also originates certain commercial real estate loans as well as consumer loans, which principally consist of adjustable-rate home equity lines of credit. In connection with the Glen Fed Merger, the Company acquired a portfolio of business banking loans, which primarily have adjustable rates. Prior to 1997, the commercial real estate lending activity of the Company had been limited to restructuring and refinancing existing portfolio loans, and multi-family loans originated under its affordable housing program. The Company commenced the origination of multi-family (5+ units) and commercial loans on a limited basis during 1997. The Company also participates in a number of other affordable housing programs and initiatives.

     The Company's 1-4 unit residential loans are originated by FNMC. Throughout this document, references to the Company and its 1-4 unit residential loan production or servicing activities relate to functions performed by FNMC. The Company originates 1-4 unit residential loans through three channels: (i) retail, (ii) wholesale and (iii) correspondent. Since the Glen Fed Merger in September 1998, the Company has a significant retail origination presence in California. Wholesale originations (wherein loans are acquired from independent loan brokers) are conducted through regional wholesale offices throughout the United States. The Company also purchases newly originated loans from correspondents throughout the United States and through contracts to administer various housing bond and other private mortgage lending programs. The Company originates adjustable rate mortgage ("ARM") loans on 1-4 unit residential real estate which, in the case of ARMs originated after December 31, 1996, have generally been held for investment, and fixed rate 1-4 unit residential loans, which are generally held for sale to the secondary mortgage market.

     The Company originates multifamily and commercial real estate loans through its Commercial Real Estate Group which has loan production and asset management offices located in San Francisco, Los Angeles, Dallas and Phoenix. New loan originations are produced through several sources including (i) direct borrower solicitation, (ii) mortgage brokerage referrals, (iii) real estate sales agent referrals, and, to a lesser extent, (iv) loan purchases from other investors or originators.

     Loans are originated which meet stated underwriting guidelines and pricing guidelines established by the Commercial Real Estate Subcommittee and approved by the Credit Policy Committee of the Bank. Generally multifamily secured loans have loan-to-value ratios ("LTVs") of 75% or below and debt coverage ratios ( "DCRs") of 1.20 or above. Loans secured by commercial properties (shopping centers, office buildings, warehouses, etc.) generally have LTVs of 70% or below and DCRs of 1.25 and above. Loans are typically offered at either (i) adjustable rates based on a negotiated margin over U.S. Treasury Bill or 11th District Cost of Funds indices with terms of ten to 30 years with rates adjusted semi-annually, or (ii) fixed rates or fixed/adjustable rates based on a negotiated margin over the matching term U.S. Treasury Bond for terms of three to ten years. Amortization periods are generally 20 to 25 years on commercial loans and 25 to 30 years on multifamily loans.

     The Company also offers lending and deposit products to its customer base, focusing on small businesses located in the markets served by the Company's retail banking offices. The Company offers revolving lines of credit, accounts receivable and inventory financing, business checking accounts and cash management services. In addition, the Company also originates variable-rate agricultural and secured term loans with maturities of up to ten years. Through its SBA (as defined herein) lending program, the Company provides long-term financing to expanding small businesses.

     The Company generates consumer loan applications at its retail branches. In addition, the Company conducts direct-mail solicitations, principally of its existing customers, for secured loans. All consumer loan processing, servicing and collection operations were moved from a facility in Oak Brook, Illinois to Sacramento, California, during the second quarter of 1997.

     With its entry into the sub-prime automobile lending business, the Company purchases loans in bulk from third parties and independent automobile dealers. These loans typically have fixed interest rates, with terms to maturity of up to 60 months.

     The following table reflects activity related to loans receivable, excluding loans held for sale:


                                                     Year Ended December 31,
                                                   ---------------------------
                                                      1998               1997
                                                      ----               ----
                                                          (in millions)
      Balance at beginning of period                $19,921            $10,584
      Originations                                    4,103              1,024
      Purchases:
           Cal Fed Acquisition                           --             10,060
           Glen Fed Merger                           14,562                 --
           Auto One                                     317                221
           GSAC Acquisition                             112                 --
      Sales                                             (11)               (21)
      Foreclosures                                     (119)              (178)
      Payments, payoffs and other                    (8,122)            (1,769)
                                                    -------            -------
      Balance at end of period                      $30,763            $19,921
                                                    =======            =======

     Interest Rates, Terms and Fees

     The Company offers a variety of ARM products, generally with the objectives of (i) matching, as closely as possible, the interest rate sensitivity of its interest-earning assets with the interest rate sensitivity of its interest-bearing liabilities and (ii) maintaining a relatively stable net interest margin in varied interest rate environments. In response to consumer demand, and in order to diversify its loan portfolio and help to control its future interest rate risk, the Company's loan portfolio includes several ARM products which vary as to (i) the frequency and amount of periodic interest rate changes and (ii) the minimum and maximum rates applied to a particular loan. ARMs have the advantage of reducing the lending institution's sensitivity to interest rate fluctuations. However, they also present certain risks not associated with traditional fixed rate mortgages, such as adjustments in interest rates which could cause payment increases that some borrowers might be unable to service.

     The Company also offers a variety of fixed rate products on 1-4 residential, multi-family and commercial loans. Such loans are generally fixed/adjustable rate hybrid loan products which initially have a fixed rate period ranging from three to ten years followed by an adjustable rate period through the final maturity of the loan. Prepayment penalties vary depending on the loan type and the length of the fixed rate period.

     The Company attempts to mitigate the credit risks associated with mortgage lending activities by the use of carefully developed underwriting standards. Substantially all 1-4 unit residential loans originated are underwritten to conform with standards adopted by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), the Government National Mortgage Association ("GNMA"), or other secondary market investors. Accordingly, the Company's underwriting standards include LTV ratios and maximum loan amounts for both fixed rate loans and ARMs that closely mirror secondary market requirements. Generally, when a loan is originated with an exception to these standards, specific strong compensating factors are required. With respect to ARMs, the Company underwrites the borrower's ability to pay at the maximum second year payment rate, consistent with secondary market requirements.

     In addition to the interest earned on its loans, the Company charges fees for loan originations, prepayments, modifications, late payments, changes of property ownership and other similar services. The amount of this fee income varies with the volume of loan originations, prepayments, the general economic conditions affecting the portfolio and other competitive factors affecting the mortgage market.

     Generally, late charges are assessed when payments are delinquent. On loans secured by real estate, these charges are generally limited to 4% to 6% of the overdue payment of principal and interest and cannot be imposed until the payment is more than 15 days late, in accordance with the contractual terms of the loans and regulatory requirements in effect when the loans were made.

     Composition of Loan Portfolio

     The composition of the Company's loan portfolio, excluding loans held for sale and Covered Assets (as defined herein), is set forth in the following table, at the dates indicated:

                                                                           At December 31,
                                                   -------------------------------------------------------------
                                                      1998          1997         1996        1995          1994
                                                   ---------      --------     --------    --------     --------
                                                                            (in millions)
     Real estate loans:
         1-4 unit residential                       $23,493        $14,071      $ 6,118     $ 5,423      $ 5,612
         5+ unit residential                          2,641          3,035        2,164       1,854        2,178
         Commercial real estate                       2,940          2,146        1,978       1,716        2,015
         Land                                            33              5           11           9           15
         Construction                                    22              1            6          --            8
                                                    --------       -------      -------     -------      -------
              Total real estate loans                29,129         19,258       10,277       9,002        9,828
                                                    --------       -------      -------     -------      -------
     Equity-line loans                                  385            355          243         111          407
     Other consumer loans                               242            107           55          59           85
     Purchased auto loans                               465            171           --          --           --
     Business banking loans                             529             22           --          --           --
     Commercial loans                                    13              8           30           2            1
                                                    --------       -------      -------     -------      -------
              Total loans receivable                 30,763         19,921       10,605       9,174       10,321
                                                    --------       -------      -------     -------      -------

     Less:
         Deferred loan fees, costs, discounts
           and premiums, net                           (103)           (47)          (5)        (19)         --
         Allowance for loan losses                      589            419          247         210          203
         Purchase accounting adjustments, net            (4)           125          150         153          151
                                                    --------       -------      -------     -------      -------

     Loans receivable, net                          $30,281        $19,424      $10,213     $ 8,830      $ 9,967
                                                    ========       =======      =======     =======      =======

     The following table presents the Company's real estate loan portfolio (excluding loans held for sale), by collateral type, interest rate type and state concentration at December 31, 1998:

                                   1-4 unit              5+ unit             Commercial
                                 Residential           Residential            and Other         Total Real
                             ------------------    ------------------    -----------------       Estate      % of
            State            Variable     Fixed    Variable     Fixed    Variable    Fixed        Loans      Total
            -----            --------     -----    --------     -----    --------    -----        -----      -----
                                                          (dollars in millions)
     California              $13,550     $4,192     $2,237       $197     $2,330      $311       $22,817      78.33%
     New York                    344        228         25         14         23        22           656       2.25
     Florida                     687        321         66         11         78        29         1,192       4.09
     Nevada                      177         63          7          6         14         3           270       0.93
     Illinois                    196        126          8          1         25        17           373       1.28
     Texas                       181        170          3          7          3         3           367       1.26
     Other states (1)          1,700      1,558         30         29        120        17         3,454      11.86
                             -------     ------     ------       ----     ------      ----       -------     ------
               Total         $16,835     $6,658     $2,376       $265     $2,593      $402       $29,129     100.00%
                             =======     ======     ======       ====     ======      ====       =======     ======

------------------

(1) Real estate loans involving property located in 44 states, Puerto Rico and the District of Columbia; not more than 1.0% of the total amount of such loans are located in any one state.

     The following table summarizes the Company's loan portfolio, excluding loans held for sale, at December 31, 1998, based upon various contractually scheduled principal payments allocated to the indicated maturity categories. This table does not reflect expected prepayments.

                                                                    Due
                                                  Due            Over One             Due
                                                Within          But Within           Over
                                               One Year         Five Years        Five Years          Total
                                               --------         ----------        ----------          -----
                                                                       (in millions)
     Real estate loans:
         1-4 unit residential
              Fixed rate                          $ 2            $   65          $ 6,591           $ 6,658
              Variable rate                         1                20           16,814            16,835

         5+ unit residential
              Fixed rate                           57                54              154               265
              Variable rate                        95               462            1,819             2,376
         Commercial real estate and other
              Fixed rate                           70               132              200               402
              Variable rate                       244             1,283            1,066             2,593
                                                 ----            ------          -------           -------
                  Total                           469             2,016           26,644            29,129
                                                 ----            ------          -------           -------
     Commercial and consumer loans:
              Fixed rate                           63               511              122               696
              Variable rate                       359               120              459               938
                                                 ----            ------          -------           -------
                  Total                           422               631              581             1,634
                                                 ----            ------          -------           -------

                  Total loans receivable         $891            $2,647          $27,225           $30,763
                                                 ====            ======          =======           =======

     1-4 Unit Residential Lending

     The Company currently offers four primary 1-4 unit residential ARM programs, and a variety of 1-4 unit fixed rate programs with maturities ranging from 15 to 30 years. Adjustable rate programs include loans which: (i) provide for monthly interest rate adjustments after the third month or semi-annually from inception of the loan, based on the Federal Home Loan Bank ("FHLB") 11th District Cost of Funds index, (ii) provide for annual rate adjustments based upon the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year, (iii) provide for annual rate adjustments based upon the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year after an initial fixed rate period of three, five, seven or ten years, or (iv) provide for semi-annual rate adjustments based on the weekly average of the secondary market rates on six-month negotiable certificates of deposit. Some ARMs offer an option to convert to a fixed rate after the first year through the fifth year of the loan term. A variety of features are incorporated into ARM loans to protect borrowers from unlimited adjustments in interest rates and payments. All ARMs have lifetime caps which limit the amount of rate increases over the life of the loan. ARMs whose rates adjust annually have rate caps which limit the amount that rates can change to two percentage points per year. ARMs whose rates adjust semi-annually have rate caps which limit the amount that rates can change to one percentage point per rate change. Loans which adjust monthly based upon the FHLB 11th District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. If the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. As of December 31, 1998, the Company's capitalized interest relative to such 1-4 unit residential loans was approximately $49.7 million. This amount represents approximately .50% of the approximately $9.9 billion of 1-4 unit residential ARMs that have the potential to experience negative amortization. The Company also originates 15- and 30-year fully amortizing 1-4 unit fixed rate residential loans under a variety of fixed rate programs, primarily for resale in the secondary mortgage market. When 1-4 unit residential loans are sold, FNMC normally retains the servicing of the loan. On all ARM products except those with interest rates based on the FHLB 11th District Cost of Funds index, the Company offers a three-year prepayment penalty pricing option, wherein the borrower receives favorable pricing in exchange for agreeing to pay a fee in the event that the borrower prepays more than 20% of the original principal balance in any rolling twelve-month period during the first three years after the inception of the loan. On all fixed rate products except for 15-year conforming loans, the Company offers a similar prepayment penalty pricing option that applies during the first five years after inception of the loan. The penalty does not apply if the prepayment occurs in connection with the sale of the property securing the loan. FNMC originated $2.6 billion of loans with prepayment penalty options for the Company during 1998. See "--Mortgage Banking Operations" for a further discussion of these activities.

     Multi-family, Commercial and Other Real Estate Lending

     While the Company has always originated multi-family, commercial and other real estate loans as part of affordable housing programs, it began to originate other commercial real estate loans during 1997 and 1998 on a limited basis. The Company's loan portfolio includes loans principally acquired through acquisitions which are secured by multi-family residential, commercial, industrial, office and retail real estate properties. The Company's variable rate multi-family and commercial real estate loans have a maximum amortized loan term of 30 years with loans having balloon payments due in one to 15 years. ARMs primarily adjust with the FHLB 11th District Cost of Funds or the six-month Treasury Bill indices with a monthly or semi-annual rate adjustment. The terms and characteristics of the ARMs originated for multi-family and commercial real estate lending purposes are similar to those for residential lending. As such, many of the same risks and protections related to residential borrowers are present in the multi-family and commercial real estate portfolios, including the potential for negative amortization. Negative amortization for multi-family and commercial real estate loans is allowed to increase the outstanding principal balance to 110% of the original loan amount. If the loan reaches 110% of the original loan amount, all future interest rate increases will increase the monthly payment to amortize the loan over the remaining life of the loan. At December 31, 1998, the Company's capitalized interest relative to such loans was approximately $1.0 million, which represents approximately .03% of the $3.5 billion of multi-family and commercial real estate loans that have the potential to experience negative amortization.

     Real estate loans secured by multi-family and commercial property represent a significant portion of the Company's portfolio. Management periodically reviews the multi-family and commercial real estate loan portfolio. At December 31, 1998 and 1997, the multi-family and commercial real estate loan portfolio totalled $5.6 billion and $5.2 billion, respectively. At December 31, 1997, there were $28.9 million of multi-family or commercial real estate loans with credit enhancements wherein the lead participant subordinated its minority interest in a pool of loans to the Company's interest in the corresponding pool of loans. There were no such loans at December 31, 1998.

     The Company's potential for loss on the multi-family and commercial loan portfolio acquired from Old FNB and, to a lesser extent, the 1-4 unit residential loan portfolio acquired from Old FNB, was mitigated by the terms of the NonPerforming Asset Sale Agreement (the "Put Agreement") entered into by the Company with Granite Management and Disposition, Inc. ("Granite"), an affiliate of Old FNB, in connection with the FN Acquisition. The Put Agreement expired on November 30, 1996, at which time it had been fully utilized by the Company. The aggregate purchase price of assets which were put to Granite, representing the outstanding principal balance, accrued interest and certain other expenses, was $500 million, including assets put to Granite by Old FNB from January 1 through October 1, 1994.

     A portion of the Company's mortgage servicing rights ("MSRs"), which are rights to service mortgages held by others, were acquired from Old FNB, Old California Federal and Glendale Federal which had sold multi-family and commercial real estate loans subject to certain recourse provisions. These recourse liabilities were assumed by the Company in the FN Acquisition, the Cal Fed Acquisition and the Glen Fed Merger. At December 31, 1998, the principal balance of loans sold with recourse totalled $2.6 billion, of which $770.2 million related to the acquisitions noted above.

     Consumer Lending

     The Company's consumer loan originations are primarily concentrated in home equity lending. The portfolio is geographically dispersed and correlates closely to retail deposit branch distribution. At December 31, 1998, the home equity portfolio totalled $385 million, or 61.40%, of the total consumer loan portfolio of $627 million. At December 31, 1997, the home equity portfolio totalled $355 million, or 76.84%, of the total consumer loan portfolio of $462 million.

     The Company offers a prime-based interest rate home equity line of credit on owner-occupied residential and nonowner occupied properties. In determining the amount of credit to be extended, all loans secured by the collateral properties are aggregated and compared to the appraised value of the properties. The Company's policy is to extend credit up to a maximum combined LTV ratio of 100%.

     Other consumer loan products include: fixed rate home equity installment loans which, while secured, are based on repayment ability and credit history; second trust deed residential loans; credit card and retail consumer loans; mobile home loans and unsecured lines of credit.

     It is the Company's strategic objective to increase the size of the home equity loan portfolio over the next twelve months.

     Sub-prime Auto Lending

     The Company commenced purchases of sub-prime auto loans in connection with the Auto One Acquisition. Auto One has been involved in the sub-prime auto lending business for over ten years, and has an established servicing platform for such loans. At December 31, 1998 and 1997, the Company's sub-prime auto loans portfolio totalled $465 million and $171 million, respectively. Such loans were purchased in bulk from a third party or from independent automobile dealers after the consummation of the Auto One Acquisition. These purchased loans have fixed interest rates, with terms to maturity based upon the mileage on the collateral vehicle, up to a maximum of 60 months. Approximately 70% of Auto One's current purchases are collateralized with vehicles two years old or newer. Underwriting on loans purchased from dealers is performed by Auto One personnel prior to the purchase.

     Purchased sub-prime loans are grouped and accounted for in homogeneous pools based upon certain common risk characteristics, including interest coupon rate, credit quality, and period of origination. At acquisition, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows ("Expected Cash Flows") for each pool. For certain purchased pools of loans, the amount paid reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans in the pool. Accordingly, at acquisition, the Company recognizes the excess of the pool's scheduled contractual principal and contractual interest payments over its Expected Cash Flows as an amount that should not be accreted ("Nonaccretable Difference"). The remaining amount - representing the excess of the pool's Expected Cash Flows over the amount paid - is accreted into interest income over the remaining life of each pool ("Accretable Yield").

     Over the life of each pool of loans, the Company continues to estimate Expected Cash Flows. In the event a pool's actual cash flows plus the expected future cash payments are less than the Expected Cash Flows estimated at the time of purchase, the amount by which the current carrying value of the pool exceeds the present value of the future expected cash flows discounted at the originally estimated internal rate of return is considered an impairment and requires an allocation of the allowance for loan losses established by provisions for loan losses. If the present value of a pool's expected remaining cash flows discounted at the originally estimated internal rate of return exceeds the current carrying value of the pool, the amount of the Accretable Yield is increased and the amount of the Nonaccretable Difference is decreased by the amount the sum of a pool's expected remaining cash flows exceeds the sum of the remaining payments less the Nonaccretable Difference. The adjusted Accretable Yield is accreted into interest income over the pool's remaining life using the interest method.

     Activity related to purchased sub-prime loans for the years ended December 31, 1998 and 1997 is summarized as follows (in millions):


                                                                                                  Allocated
                                               Contractual                                        Allowance      Purchased
                                                Payments       Nonaccretable     Accretable       for Loan       Sub-prime
                                               Receivable       Difference         Yield           Losses       Loans, net
                                                ----------       ----------         -----           ------       -----------
Purchases and acquisitions                         $  272            $ (54)          $(38)            $--           $ 180
Repossessions & charge-offs                            (9)               6             --              --              (3)
Payments, payoffs & accretion                         (10)               1              3              --              (6)
Provision for loan losses                              --               --             --              --              --
Reclassifications                                      --               --             --              --              --
                                                   ------            -----           ----             ---           -----
Balance, December 31, 1997                            253              (47)           (35)             --             171

Purchases and acquisitions                            690             (136)           (99)             (5)            450
Repossessions & charge-offs                           (63)              43             --              --             (20)
Payments, payoffs & accretion                        (206)              17             48              --            (141)
Provision for loan losses                              --               --             --              (3)             (3)
Reclassifications                                      --                2             (2)             --              --
                                                   ------            -----           ----             ---           -----
Balance, December 31, 1998                         $  674            $(121)          $(88)            $(8)          $ 457
                                                   ======            =====           ====             ===           =====

     Business Banking

     The Company's business banking program has four components: community business banking, commercial markets banking, agribusiness lending and Small Business Administration ("SBA") lending. The Company's community business banking product line includes, but is not limited to, business checking and savings products of various types, cash management products and services, account analysis, payroll services, electronic banking services and merchant draft services. Community business banking focuses primarily on businesses with annual sales of less than $10 million, located in the markets served by the Company's retail banking offices. To meet the credit needs of these business customers, the Company offers a wide variety of secured and unsecured prime-based lines of credit and term loans. The Company offers credit-scored lines of credit and term loans, as well as traditional lines of credit and term loans with maturities up to ten years. The maximum credit commitment offered by community business banking is $1 million. At December 31, 1998, total funded and unfunded credit commitments under the community business banking group totalled $267 million.

     The Company, through its commercial markets group, accommodates businesses with annual sales of up to $150 million, but focuses primarily on businesses with annual sales between $10 million and $75 million. The Company offers its commercial markets group customers products including business checking accounts, various cash management services, revolving lines of credit, accounts receivable, inventory financing and term loans. Specific loan terms are determined based upon the financial strength of the borrower, the amount of credit granted, and the type and quality of collateral available. At December 31, 1998, funded and unfunded credit commitments under the commercial markets group totalled $131 million.

     The Company's agribusiness lending program serves the southern half of the Central Valley region of California from Bakersfield to Modesto and specializes in production loans for crops such as cotton, grapes, nuts, stone fruit, and dairy operations, together with agricultural related businesses such as processors and packers. At December 31, 1998, funded and unfunded credit commitments under the agribusiness lending program totalled $230 million.

     The SBA is a federal government agency created to assist small businesses by providing guarantees of loans made to eligible small businesses. Through its SBA lending program, the Company focuses on the long-term needs of small businesses and provides long-term, variable and fixed-rate financing to expanding small businesses. The Company has been granted statewide preferred lender status by the SBA. This designation allows the Company to approve SBA guaranteed loan applications without prior review from the SBA, thereby accelerating the decision-making process for small business loan applications. Preferred lenders, the highest lender status awarded by the SBA, enjoy priority funding and service from the SBA. Loans approved through the preferred lender program carry a maximum SBA guarantee of 75%. At December 31, 1998, funded and unfunded credit commitments under the SBA lending program totalled $185 million. Additionally, the servicing portfolio totalled $173 million.

     At December 31, 1998, deposit relationships under the various business banking product lines totalled $1.1 billion.

     The Company's business banking loan products primarily have adjustable interest rates that are indexed to the Prime Rate, as published in the Wall Street Journal.

     Loans Held for Sale

     Activity related to loans held for sale for the years ended December 31, 1998 and 1997 is summarized as follows:

                                                     1998            1997
                                                     ----            ----
                                                         (in millions)

      Balance at beginning of period                $1,483         $   825
      Purchases and originations                     9,136           7,871
      Sales                                         (7,892)         (5,511)
      Payments, payoffs and other                     (360)         (1,702)
                                                    ------          ------
      Balance at end of period                      $2,367          $1,483
                                                    ======          ======

     Loans held for sale are carried at the lower of aggregate amortized cost or market value. The majority of ARMs originated are held by the Company for investment.

     Origination of 1-4 Unit Residential Loans

     The Company originates 1-4 unit residential loans principally through the efforts of wholesale origination offices through which loans are acquired from independent loan brokers and, to a lesser degree, staff loan agents. To promote continuity of customer service, help meet credit needs and to increase opportunities to sell customer deposit and other financial services offered by the Company and its subsidiaries, loan inquiries from retail branch customers and "walk-in" applicants are encouraged. These inquiries are initially processed by retail branch office personnel, with support provided by regional lending offices. The 1-4 unit residential loan agents are compensated principally on a commission basis. Closed 1-4 unit residential loans are also acquired by FNMC through a correspondent lending operation.

     The majority of 1-4 unit residential loans originated by the Company have LTV ratios of 80% or less at the time of origination. The Company has originated such loans with LTV ratios of up to 95%, with the portion of the loan exceeding 80% guaranteed by private mortgage insurance, the premiums of which are paid monthly by the borrower. Certain exceptions to this guideline have been made for low and moderate income borrowers. However, the amount of 1-4 unit residential loans subject to such exceptions is not significant in terms of the Company's total loan originations. The value of the property offered as security for a 1-4 unit residential loan is determined by a professionally qualified appraiser approved by the Company, who may or may not be an employee of the Company. As further security for its loan, the Company requires title insurance and fire and casualty insurance on all loans secured by liens on real property. The Company also requires flood insurance on any loan secured by real property if the property lies within a U.S. Housing and Urban Development Department ("HUD") designated flood hazard area.

     The following table summarizes 1-4 unit residential loan originations for the years ended December 31, 1998 and 1997 (in millions):

                                                         1998                              1997
                                        --------------------------------      --------------------------------
     Production Channel                    ARM       Fixed      Total            ARM        Fixed      Total
     ------------------                 ---------   --------  ----------      ----------  ---------  ---------
     Retail and portfolio retention      $  315.1   $1,434.5   $ 1,749.6        $   74.4   $  580.3   $  654.7
     Wholesale                            2,325.5    4,166.3     6,491.8           635.3    3,438.8    4,074.1
     Correspondent lending                  680.7    1,776.3     2,457.0         1,420.0    1,321.0    2,741.0
     Other                                    0.2    1,727.8     1,728.0              --    1,040.3    1,040.3
                                         --------   --------   ---------        --------   --------   --------
                                         $3,321.5   $9,104.9   $12,426.4        $2,129.7   $6,380.4   $8,510.1
                                         ========   ========   =========        ========   ========   ========

     Mortgage Banking Operations

     Mortgage banking activities allow the generation of fee income without the associated capital retention requirements attributable to traditional real estate lending activities. Generally, the Company originates fixed rate 1-4 unit residential loans for sale in the secondary mortgage market. ARMs originated prior to September 30, 1995 and after December 31, 1996 have generally been held by the Company for investment. During the last quarter of 1995 and in 1996, however, substantially all of the fixed and variable rate 1-4 unit residential loans originated were sold in the secondary market to provide funds for the acquisition and divestiture activity occurring during the period. The Company employs forward sale hedging techniques to minimize the interest rate and pricing risks associated with the origination and sale of fixed rate 1-4 unit residential loans. The Company has also entered into one-year flow agreements with third party lenders whereby the Company has committed to purchase newly originated mortgage loan servicing rights for quarterly deliveries up to an agreed upon total principal amount.

     At the time of origination, management identifies 1-4 unit residential loans that are expected to be sold in the foreseeable future. At December 31, 1998, management had identified $2.4 billion of 1-4 unit residential loans as held for sale. These loans have been classified as assets held for sale in the consolidated balance sheet at December 31, 1998 and are recorded at the lower of aggregate amortized cost or market value. At December 31, 1998, the Company had forward and whole loan sale commitments to sell loans totalling $2.7 billion. In addition, the Company had entered into commitments to originate and purchase fixed and variable rate loans (mortgage loan pipeline) of $3.9 billion.

     At December 31, 1998, the Company had $943.6 million in mortgage servicing rights, an increase of $406.9 million from December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Mortgage Banking Operations." The servicing portfolio of FNMC (excluding loans serviced for the Bank) approximates $65.4 billion and 783,000 loans as of December 31, 1998. The servicing portfolio of FNMC, including loans serviced for the Bank, approximates $87.7 billion and 954,000 loans as of December 31, 1998. Substantially all of FNMC's loans are serviced in a 230,000 square-foot facility in Frederick, Maryland.

     Mortgage loan sales, primarily fixed-rate loans sold to FNMA, FHLMC, GNMA and private investors, totalled $7.9 billion and $5.5 billion in 1998 and 1997, respectively.

     Old FNB, Old California Federal and Glendale Federal occasionally sold 1-4 unit residential loans under recourse provisions; such liabilities were assumed by the Company in the FN and Cal Fed Acquisitions, and in the Glen Fed Merger. As of December 31, 1998, the balance of 1-4 unit residential loans sold with certain recourse provisions totalled $778.0 million.

     On September 30, 1997, the Company, through FNMC, sold servicing rights on approximately 52,000 GNMA mortgage loans with unpaid principal balances of approximately $2.3 billion, recognizing a pre-tax gain on sale of $14.0 million. Additionally, during 1998, the Company sold servicing rights on approximately 3,527 loans serviced for private investors with unpaid principal balances of approximately $144.2 million, recognizing a pre-tax gain on sale of $.3 million. This portfolio was comprised of multiple private investor portfolios with small loan counts. These sales were part of management's strategy to enhance the profitability of the servicing portfolio and sell less profitable servicing. Management expects to continue to execute similar sales in the future.

     The Company, through FNMC, has generally retained the right to service the loans it has sold. FNMC collects payments of principal and interest from the borrower and, after retaining a servicing fee, remits the balance to the investors. When a loan is sold and MSRs are retained, a portion of the cost of originating the mortgage loan is allocated to the MSR based on its fair market value. The servicing asset is amortized in proportion to, and over the period of, estimated net servicing income. The Company monitors the prepayments on the loans serviced for investors and reduces the balance of the asset if the actual prepayments are in excess of the estimated prepayment trends used to record the original asset. The Company's assumptions relative to the prepayment speed, discount and servicing fee rates are reviewed periodically to reflect current market conditions and regulatory requirements.

     At December 31, 1998, the Company, through FNMC, owned rights to service approximately $65.4 billion of whole loans, participation interests and mortgage-backed securities for others. These loans had an average balance of $82,129, a weighted average coupon rate of 7.74%, a weighted average maturity of 274 months and a service fee spread of .39%. The greater than 30 day delinquency rate on these loans (including delinquent bankruptcies, foreclosed loans and loans in foreclosure) at December 31, 1998 was 1.24%. For the year ended December 31, 1998, gross revenue for servicing activities (residential loan servicing and ancillary fees) totalled $264.2 million.

     A decline in long-term interest rates generally results in an acceleration of mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of MSRs and generally will result in a reduction of the market value of MSRs and in the Company's servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company is engaged in an active hedge program to mitigate the impact of interest rate fluctuations on the value of its MSRs.

     At December 31, 1998, the Company, through FNMC, was a party to several interest rate floor contracts maturing through October 1, 2003. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Swaps rate falls below the strike prices. At December 31, 1998, the notional amount of the interest rate floors was $2.1 billion and the strike prices were between 5.2% and 5.6%. In addition, the Company, through FNMC, entered into principal only swap agreements with a notional amount of $.2 billion and prepayment- linked swap agreements with a notional amount of $1.9 billion. Further, at December 31, 1998, the Company, through FNMC, was a party to swaptions contracts in which the Company paid to the counterparties premiums in exchange for the right, but not the obligation, to purchase an interest rate swap. At December 31, 1998, the notional amount of the interest rate swap agreement underlying the swaptions was $2.3 billion.

     Prior to January 1, 1998, FNMC owned FNMC Mortgage Services, Inc. which was a 33% owner of First Nationwide Mortgage Partnership LP ("FNMP") and its managing general partner. FNMP owned the MSRs on approximately $2.3 billion of loans serviced for FNMA, GNMA, FHLMC and private investors. FNMP's investment in such MSRs and its other assets were partially funded by independent bank lines of credit totalling approximately $24.8 million and its servicing duties were performed by FNMC under a subservicing contract. As of January 1, 1998, FNMC purchased the remaining 67% of FNMP. The outstanding balances of the line of credit were repaid in full and the lines of credit were terminated during 1998.

NON-PERFORMING ASSETS

     Non-performing assets consist of non-performing loans, foreclosed real estate and repossessed assets. Total nonperforming assets as a percentage of total assets declined to 0.57% at December 31, 1998 from 0.87% at December 31, 1997.

     Classification of Assets

     Savings associations are required to classify their assets on a regular basis, establish prudent allowances for loan losses and make quarterly reports of troubled asset classifications to the OTS. Assets must be classified as "pass," "special mention," "substandard," "doubtful" or "loss." An asset is generally designated as "special mention" if potential weaknesses are identified that, if left uncorrected, would result in deterioration of the repayment prospects for the asset. An asset, or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. Thus, these assets are characterized by the possibility that the association will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if identified weaknesses make collectibility or liquidation in full highly questionable and improbable. An asset, or a portion thereof, that is considered to be uncollectible is classified "loss." It should be noted that the Company does not maintain assets in a loss classification category; rather, the carrying value of all troubled assets is reduced by any amount considered to be uncollectible. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. Savings associations must maintain adequate general valuation allowances in accordance with generally accepted accounting principles and federal regulations for assets classified as "substandard" or "doubtful" and either immediately write off assets classified as "loss" or establish specific valuation allowances equal to the amounts classified as "loss."

     The Company has a comprehensive process for classifying assets, and asset reviews are performed on a periodic basis. Such reviews are prioritized according to an asset's risk characteristics, such as loan size, collateral type and/or location, and potential loan performance problems. The objective of the review process is to identify significant trends and determine the levels of loss exposure to the Company that would require adjustments to specific and general valuation allowances. If the quality of the Company's loans deteriorates or if the allowance for loan losses is inadequate to absorb actual losses, a material adverse effect on the Company's results of operations and financial condition would be likely to result.

     Loan Portfolio Risk Elements

     When a borrower fails to make a contractually required payment on a loan, the loan is characterized as delinquent. In most cases delinquencies are cured promptly; however, foreclosure proceedings, and in some cases workout proceedings, are generally commenced if the delinquency is not cured. The procedures for foreclosure actions vary from state to state, but generally if the loan is not reinstated within certain periods specified by statute, the property securing the loan can be acquired through foreclosure by the lender. While deficiency judgments against the borrower are available in some of the states in which the Company originates loans, the value of the underlying collateral property is usually the principal source of recovery available to satisfy the loan balance.

     In general, loans are placed on nonaccrual status after being contractually delinquent for more than 90 days. When a loan is placed on nonaccrual status, all interest previously accrued but not received is reversed and the loan is considered non-performing. The Company may modify or restructure a loan as a result of a borrower's inability to service the obligation under the original terms of the loan agreement.

     The following table indicates the carrying value of the Company's loans, excluding Covered Assets, which have been placed on nonaccrual status, as well as the carrying value of foreclosed real estate and repossessed assets, at the dates indicated:

                                                                                   December 31
                                                       -----------------------------------------------------
                                                         1998        1997       1996        1995     1994
                                                       -------     -------     -------    -------    -------
                                                                          (dollars in millions)
     Non-performing loans:
         Real estate:
              1-4 unit residential                        $190        $165        $146       $136       $133
              5+ unit residential                           16          12          13         23         24
              Commercial and other                          10           6           9          9         11
              Land                                          --          --          --         --          7
              Construction                                   1           2           1         --          2
                                                          ----        ----        ----       ----       ----
                  Total real estate                        217         185         169        168        177
         Equity-line and consumer                            9           7           3          3          4
                                                          ----        ----        ----       ----       ----
              Total non-performing loans                   226         192         172        171        181
     Foreclosed real estate, net                            80          77          52         49         37
     Repossessed assets                                      4           3          --         --         --
                                                          ----        ----        ----       ----       ----
              Total non-performing assets                 $310 (a)    $272 (b)    $224 (c)   $220       $218
                                                          ====        ====        ====       ====       ====
     Non-performing loans as a percentage
         of loans receivable                              0.75%       0.99%       1.69%      1.94%      1.81%
                                                          ====        ====        ====       ====       ====

     Non-performing assets as a percentage
         of total assets                                  0.57%       0.87%       1.36%      1.50%      1.49%
                                                          ====        ====        ====       ====       ====

------------------
     (a)  Includes $111.7 million of assets acquired in the Glen Fed Merger.

     (b)  Includes $70.2 million of assets acquired in the Cal Fed Acquisition.

     (c) Includes $74.5 million of assets acquired in the 1996 Acquisitions and in the 1996 LMUSA Purchase.

     Interest income of $9.7 million, $6.8 million and $4.9 million was received and recognized by the Company for nonaccrual loans during the years ended December 31, 1998, 1997 and 1996. Had the loans performed in accordance with their original terms, $18.2 million, $15.9 million and $13.7 million would have been recognized during December 31, 1998, 1997 and 1996, respectively. The Company has had no loans contractually past due 90 days or more on accrual status in the past five years.

     The following table indicates loans classified by the Company as troubled debt restructurings, net of purchase accounting adjustments, and excluding Covered Assets, at the dates indicated:

                                                       At December 31,
                                        ---------------------------------------------
                                        1998       1997      1996      1995      1994
                                        ----       ----      ----      ----      ----
                                                        (in millions)
     Real estate:
     1-4 unit residential                $ 4        $ 2      $  3      $  8      $ 19
     5+ unit residential                   9          7        55       147       204
     Commercial and other                 19         24        29        79       110
                                         ---        ---      ----      ----      ----
        Total restructured loans         $32        $33      $ 87      $234      $333
                                         ===        ===      ====      ====      ====


     For the year ended December 31, 1998, interest income of $3.0 million, $3.5 million and $13.0 million was recognized on restructured loans during the years ended December 31, 1998, 1997 and 1996. Had the loans performed in accordance with their original terms, $3.0 million, $3.6 million and $13.4 million would have been recognized during December 31, 1998, 1997 and 1996, respectively. There were no non-real estate restructured loans in any of the past five years.

     Allowance for Loan Losses

     The Company charges current earnings with a provision for estimated credit losses on loans receivable to bring the total allowance to a level deemed appropriate by management. The provision considers both specifically identified problem loans and credit risks not specifically identified in the loan portfolio. The allowance for loan losses is based on such factors as the financial condition of the borrowers, the fair value of the loan collateral, recourse to guarantors, analysis of delinquency trends, geographic and collateral-type concentrations, past loss experience, regulatory policies, and other factors related to the collectibility of the Company's loan portfolio.

     The following table summarizes activity in the Company's allowance for loan losses during the periods indicated:

                                                                          Year ended December 31,
                                                            --------------------------------------------------
                                                            1998      1997        1996         1995       1994
                                                            ----      ----        ----         ----       ----
                                                                              (in millions)
Balance at beginning of period                                $419      $247      $210         $203       $  2
     Purchases - Glen Fed Merger                               170        --        --           --         --
     Purchases - Cal Fed Acquisition                            --       144        --           --         --
     Purchases - SFFed Acquisition                              --        --        40           --         --
     Purchases - Home Federal Acquisition                       --        --         5           --         --
     Purchases - FN Acquisition                                 --        --        --           --        202
     Provision for loan losses                                  40        80        40           37          6
     Charge-offs:
         1-4 unit residential                                  (28)      (38)      (35)         (28)        (4)
         5+ unit residential and commercial real estate (a)    (10)       (8)       (4)          --         (4)
         Consumer and other                                     (8)      (10)       (6)          (5)        (1)
                                                               ---       ---      ----         ----       -----
              Total charge-offs                                (46)      (56)      (45)         (33)        (9)
     Recoveries                                                  6         4         3            3          2
                                                               ---       ---      ----         ----       -----
         Net charge-offs                                       (40)      (52)      (42)         (30)        (7)
     Allowance for losses assigned to loans sold                --        --        (6)          --         --
                                                               ---       ---      ----         ----       ----
Balance at end of period                                      $589      $419      $247         $210       $203
                                                              ====      ====      ====         ====       ====

------------
(a) Reduced level of activity during 1996, 1995 and 1994 reflects the utilization of the Put Agreement, which expired in November 1996.

     The Company has increased its allowance for loan losses over the past five years both through periodic provisions (and charges to income) of $203 million and through balances of $561 million acquired in connection with the various acquisitions which occurred during that time. Charge-offs during the five year period totalled $189 million; however, it should be noted that the charge-off activity related to predecessor institutions is not reflected in this table for periods prior to acquisition by the Company. Losses charged by predecessor institutions during the five years presented totalled $771 million. On a pro forma basis, average annual chargeoffs for the five years ended December 31, 1998 were $192 million, which represents approximately three years of losses based on the allowance for loan losses at December 31, 1998.

     Although the general loan loss allowance has been allocated by type of loan for internal valuation purposes, all such allowance is available to support any losses which may occur, regardless of type, in the Company's loan portfolio.

     The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated:

                                                                   Year ended December 31,
                                               ------------------------------------------------------------
                                                 1998          1997         1996         1995         1994
                                                 ----          ----         ----         ----         ----
                                                                             (in millions)
     Specific allowance:
       Real estate loans:
         1-4 unit residential                    $ --         $ --          $ --         $  1         $  4
         5+ unit residential and
           commercial real estate                  17            8             6           --           --
                                                 ----         ----          ----         ----         ----
              Total specific allowance             17            8             6            1            4
                                                 ----         ----          ----         ----         ----
     General allowance:
       Real estate loans:
         1-4 unit residential                     250          202           123          115          105
         5+ unit residential and
           commercial real estate                 260          190           109           85           85
                                                 ----         ----          ----         ----         ----
              Total real estate loans             510          392           232          200          190
       Equity-line and consumer loans              62           19             9            9            9
                                                 ----         ----          ----         ----         ----
              Total general allowance             572          411           241          209          199
                                                 ----         ----          ----         ----         ----
              Total allowance for
                loan losses                      $589         $419          $247         $210         $203
                                                 ====         ====          ====         ====         ====


     The table below provides the Company's ratios of net charge-offs on loans during the period indicated to average outstanding loan balances for the years indicated:

                                                                 Year ended December 31,
                                                -----------------------------------------------------------
                                                 1998          1997         1996         1995         1994
                                                 ----          ----         ----         ----         ----
     Real estate:
         1-4 unit residential                    0.11%         0.25%         0.55%       0.47%        0.06%
         5+ unit residential and
              commercial real estate             0.18          0.15          0.09          --         0.10
     Consumer and other                          0.50          1.72          1.86        1.00         0.23

     Impaired Loans

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Problem and Potential Problem Assets" for a discussion of the Company's impaired loans as of December 31, 1998 and 1997.

INVESTMENT ACTIVITIES

     The Bank is required by OTS regulations to maintain a specified minimum amount of liquid assets which may be invested in specified securities. The Bank is also permitted to invest in certain other types of securities. Securities balances (including cash equivalent securities) exceeding minimum federal requirements are subject to change over time based on the Bank's asset/liability funding needs and interest rate risk management objectives. The Bank's liquidity levels take into consideration anticipated future cash flows and all available sources of credit. Liquidity is maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs including deposit withdrawal requests, loan funding commitments, and other investment or restructuring requirements. See "Regulation of the Bank--Liquid Assets."

     Cash Equivalents

     The Company sells federal funds, purchases securities under agreements to resell, and invests in interest-bearing deposits in other banks from time to time to help meet the Bank's regulatory liquidity requirements and as temporary holdings until the funds can be otherwise deployed or invested.

     Securities Available for Sale

     The following summarizes the amortized cost and estimated fair value of the Company's securities available for sale at the dates indicated (in millions):

                                                                         December 31, 1998
                                                       -------------------------------------------------------------
                                                                     Gross        Gross         Net
                                                       Amortized   Unrealized   Unrealized   Unrealized     Carrying
                                                         Cost         Gains       Losses        Gain         Value
                                                       ---------   ----------   ----------   ----------     ---------
     Marketable equity securities                         $ --         $  2        $  --          $ 2          $  2
     U.S. government and agency obligations                768            1           --            1           769
                                                          ----         ----        -----          ---          ----
            Total                                         $768         $  3        $  --            3          $771
                                                          ====         ====        =====                       ====
     Estimated tax effect                                                                          (1)
                                                                                                  ---
         Net unrealized holding gain
              in stockholder's equity                                                             $ 2
                                                                                                  ===


                                                                         December 31, 1997
                                                       -------------------------------------------------------------
                                                                     Gross        Gross         Net
                                                       Amortized   Unrealized   Unrealized   Unrealized     Carrying
                                                         Cost         Gains       Losses        Gain         Value
                                                       ---------   ----------   ----------   ----------     ---------
     Marketable equity securities                         $ --         $ --         $ --         $ --          $ --
     U.S. government and agency obligations                813            1          (1)           --           813
                                                          ----         ----         ----         ----          ----
            Total                                         $813         $  1         $(1)           --          $813
                                                          ====         ====         ====                       ====
     Estimated tax effect                                                                          --
                                                                                                 ----
         Net unrealized holding gain
              in stockholder's equity                                                            $ --
                                                                                                 ====


                                                                         December 31, 1996
                                                       -------------------------------------------------------------
                                                                     Gross        Gross         Net
                                                       Amortized   Unrealized   Unrealized   Unrealized     Carrying
                                                         Cost         Gains       Losses        Gain         Value
                                                       ---------   ----------   ----------   ----------     ---------
     Marketable equity securities                         $ 27          $35         $ --          $35          $ 62
     U.S. government and agency obligations                480            1          (1)           --           480
                                                          ----          ---         ----          ---          ----
            Total                                         $507          $36         $(1)           35          $542
                                                          ====          ===         ====                       ====
     Estimated tax effect                                                                         (4)
                                                                                                  ---
         Net unrealized holding gain
              in stockholder's equity                                                             $31
                                                                                                  ===

     Marketable equity securities available for sale at December 31, 1998 represent GS Holdings' investment in Precept Business Services, Inc. acquired by the Bank in a distribution from Affiliated Computer Services ("ACS") and distributed by the Bank to GS Holdings as a dividend in kind during the second quarter of 1998.

     Marketable equity securities available for sale at December 31, 1996 represented approximately 5.93% of the outstanding stock of ACS, with a cost basis of $27 million. The ACS stock represents the only marketable equity security classified as available for sale at December 31, 1996. Pursuant to the terms of a settlement agreement dated June 17, 1991, between the Bank, ACS, and the Federal Deposit Insurance Corporation ("FDIC"), the FDIC was entitled to share in a defined portion of the proceeds from the sale of the ACS common stock owned by the Bank. On June 28, 1996, the Bank sold 2,000,000 shares of its investment in common stock of ACS for gross proceeds totalling $92.3 million from which it satisfied its full obligation to the FDIC and recognized a pre-tax gain of $40.4 million. The Bank's remaining shares of ACS stock were sold in October 1997, resulting in a pre-tax gain of approximately $25.0 million.

     Securities Held to Maturity

     The following summarizes the amortized cost and estimated fair value of the Company's securities held to maturity at the dates indicated (in millions):

                                                                               December 31,
                                      ----------------------------------------------------------------------------
                                               1998                     1997                      1996
                                      ----------------------    ----------------------    ------------------------
                                                   Estimated                 Estimated                  Estimated
                                      Amortized      Fair       Amortized      Fair       Amortized       Fair
                                        Cost         Value        Cost         Value        Cost          Value
                                      ---------    ---------    ---------    ---------    ---------     ----------
     Municipal securities              $ 84          $ 85           $--         $--           $--          $--
     U. S. government and agency
       obligations                       --           --             --          --             4            4
     Commercial paper                   167           167            58          58            --           --
                                       ----          ----           ---         ---           ---          ---
     Total                             $251          $252           $58         $58           $ 4          $ 4
                                       ====          ====           ===         ===           ===          ===

     The weighted average stated interest rate on the Company's securities held to maturity was 4.77%, 5.32% and 6.85% at December 31, 1998, 1997 and 1996,
respectively.

      Mortgage-Backed Securities Available for Sale

     The following summarizes the amortized cost and estimated fair value of the Company's mortgage-backed securities ("MBS") available for sale at the dates indicated (in millions):

                                                                            December 31, 1998
                                                       -------------------------------------------------------------
                                                                     Gross        Gross         Net
                                                       Amortized   Unrealized   Unrealized   Unrealized     Carrying
                                                         Cost         Gains       Losses        Gain         Value
                                                       ---------   ----------   ----------   ----------     ---------
    GNMA                                                 $   762          $ 1       $  (5)         $(4)      $   758
    FNMA                                                   2,897           12         (14)          (2)        2,895
    FHLMC                                                  1,354            7          (5)           2         1,356
    Other mortgage-backed securities                         706            4          (5)          (1)          705
    Collateralized mortgage obligations                    7,222           26         (14)          12         7,234
                                                         -------          ---        ----          ---       -------
      Total                                              $12,941          $50        $(43)           7       $12,948
                                                         =======          ===        ====                    =======
    Estimated tax effect                                                                            (3)
    Net unrealized holding gain                                                                    ---
        in stockholder's equity                                                                    $ 4
                                                                                                   ===


                                                                           December 31, 1997
                                                       -------------------------------------------------------------
                                                                     Gross        Gross         Net
                                                       Amortized   Unrealized   Unrealized   Unrealized     Carrying
                                                         Cost         Gains       Losses        Gain         Value
                                                       ---------   ----------   ----------   ----------     ---------

    GNMA                                                  $  249          $ 3       $ --          $ 3          $  252
    FNMA                                                   2,408           17         (6)          11           2,419
    FHLMC                                                  1,198           20         --           20           1,218
    Other mortgage-backed securities                         575            5         --            5             580
    Collateralized mortgage obligations                      607            3         (2)           1             608
                                                          ------          ---        ---         ---          ------
      Total                                               $5,037          $48        $(8)          40          $5,077
                                                          ======          ===        ===                      ======
    Estimated tax effect                                                                           (5)
                                                                                                  ---
    Net unrealized holding gain
        in stockholder's equity                                                                   $35
                                                                                                  ===


                                                       -------------------------------------------------------------
                                                                     Gross        Gross         Net
                                                       Amortized   Unrealized   Unrealized   Unrealized     Carrying
                                                         Cost         Gains       Losses        Gain         Value
                                                       ---------   ----------   ----------   ----------     ---------

    GNMA                                                  $   67          $ 1        $ --           $ 1       $   68
    FNMA                                                     524            5          (5)           --          524
    FHLMC                                                    626           17          --            17          643
    Collateralized mortgage obligations                      365           --          (1)           (1)         364
                                                          ------          ---        ----           ---       ------
      Total                                               $1,582          $23        $ (6)           17       $1,599
                                                          ======          ===        ====                     ======
    Estimated tax effect                                                                             (2)
                                                                                                    ---
    Net unrealized holding gain
        in stockholder's equity                                                                       $15
                                                                                                    ===

     At December 31, 1998, 1997 and 1996, mortgage-backed securities available for sale included securities totalling $1.1 billion, $1.4 billion and $53.0 million, respectively, which resulted from the securitization of certain qualifying mortgage loans from the Bank's portfolio.

     Mortgage-backed securities available for sale included $5.6 billion, $4.6 billion and $1.1 billion of variable-rate securities as of December 31, 1998, 1997 and 1996, respectively.

     GS Holdings maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and the credit risk of default which arises in holding a portfolio of loans to maturity. By investing in mortgage-backed securities, management seeks to achieve a positive spread over the cost of funds used to purchase these securities. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity. Premiums and discounts on the purchase of mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion effect of prepayments being adjusted based on revised estimates of future repayments.

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings. Mortgage-backed securities issued or guaranteed by GNMA are generally weighted at 0% for risk-based capital purposes. Mortgage-backed securities issued or guaranteed by FNMA or FHLMC (except interest-only securities or the residual interests in collateralized mortgage obligations ("CMOs")) are generally weighted at 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See "Regulation of the Bank."

     The Company held privately issued CMOs with an aggregate carrying value of $7.2 billion at December 31, 1998. The following represents all such investments with a carrying value in excess of ten percent of stockholder's equity (in millions):


                                         Aggregate                 Aggregate
       Issuer                            Carrying Value             Market Value
       ------                            --------------             ------------
       Residential Funding Mortgage         $879                        $882
       Countrywide Home Loans                476                         479
       GE Capital Mortgage                   446                         446
       Norwest Asset Securities Corp.        403                         404

     At December 31, 1998, all of the mortgage-backed securities held by the Company had one of the two highest credit ratings from one or more of the national securities rating agencies except for $179.0 million, of which $175.2 million are non-rated CMO residual class securities formed by Old California Federal's and Glendale Federal's originations of residential mortgages. Such credit rating, however, may be subject to revision or withdrawal at any time by such rating agencies. The mortgage-backed securities which GS Holdings purchases and maintains in its portfolio include certain CMOs. A CMO is a special type of pay-through debt obligation in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules and a residual class of the CMO security being sold, with each such class possessing different risk characteristics. The residual interest sold represents any residual cash flows which result from the excess of the monthly receipts generated by principal and interest payments on the underlying mortgage collateral and any reinvestment earnings thereon, less the cash payments to the CMO holders and any administrative expenses. As a matter of policy, due to the risk associated with residual interests, the Company does not invest in the residual interests of CMOs.

     Mortgage-backed Securities Held to Maturity

     A summary of the Company's mortgage-backed securities held to maturity at the dates indicated is as follows:

                                                                         December 31,
                                             -----------------------------------------------------------------
                                                     1998               1997                   1996
                                             -------------------- ---------------------- ---------------------
                                                        Estimated              Estimated             Estimated
                                               Amortized    Fair    Amortized    Fair    Amortized     Fair
                                                 Cost      Value      Cost       Value      Cost       Value
                                             ---------  --------- ------------ ------- ---------- ----------
                                                                          (in millions)
     FNMA                                       $2,546     $2,595     $1,018    $1,038     $1,214     $1,232
     FHLMC                                         223        228        318       333        406        420
     Other mortgage-backed securities                2          2          2         2          2          2
                                                ------     ------     ------    ------     ------     ------
         Total                                  $2,771     $2,825     $1,338    $1,373     $1,622     $1,654
                                                ======     ======     ======    ======     ======     ======

     The weighted average stated interest rate on the Company's mortgage-backed securities held to maturity was 7.22%, 7.33% and 7.27% at December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, 1997 and 1996, mortgage-backed securities held to maturity included variable rate securities totalling $2.7 billion, $1.3 billion and $1.6 billion, respectively, which resulted from the securitization with FNMA and FHLMC of certain qualifying mortgage loans from the Company's loan portfolios with full recourse to the Company.

     During the years ended December 31, 1998, 1997 and 1996, the Company did not sell any of its mortgage-backed securities held to maturity.

     Mortgage-backed securities held to maturity are carried at amortized cost unless there is evidence of a decline in value that is other than temporary. Permanent declines in value are charged to income in the periods in which the declines are determined. Premiums and discounts on the purchase of mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion effect of prepayments being adjusted based on revised estimates of future repayments.

SOURCES OF FUNDS

     General

     Deposits, sales of securities under agreements to repurchase, advances from the FHLB of San Francisco, sales, maturities and principal repayments on loans and mortgage-backed securities and issuances of debentures and preferred stock have been the major sources of funds for use in the Company's lending and investment activities and other general business purposes. Management closely monitors rates and terms of competing sources of funds on a daily basis and utilizes the source which is most cost-effective. The availability of funds from sales of loans and securities is influenced by the levels of general interest rates and other market conditions. For additional information regarding the Company's sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity" and the Company's Consolidated Statements of Cash Flows set forth in the Consolidated Financial Statements.

     Loan principal and interest payments are a relatively stable source of funds, while customer deposit inflows and outflows and loan repayments and prepayments are influenced significantly by the levels of general interest rates and money market conditions, and may fluctuate widely. Borrowings may be used to compensate for reductions in normal sources of funds such as customer deposits.

     Deposits

     The Company offers a variety of deposit accounts designed to attract both short-term and long-term deposits. There are no rate limitations on any type of deposit account presently offered by the Company. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and prevailing market conditions. The following table shows the distribution of deposits by type of account at the dates indicated:

                                                                         December 31,
                                             ---------------------------------------------------------------------
                                                     1998                  1997                   1996
                                             --------------------   ----------------------   ---------------------
                                                         Percent                Percent                   Percent
                                            Amount     of Deposits   Amount   of Deposits    Amount    of Deposits
                                            ------     -----------   ------   -----------    ------    -----------
                                                                    (dollars in millions)
     Transaction accounts:
         Passbook accounts                   $ 3,372       13.7%    $ 2,162        13.4%     $  841        10.0%
         Demand deposits:
              Interest-bearing                 1,865        7.6       1,149         7.1         510         6.0
              Noninterest-bearing              3,029       12.3       1,179         7.3         729         8.6
         Money market deposit accounts         3,255       13.2       1,270         7.9         881        10.4
                                             -------      -----     -------       -----      ------       -----
              Total transaction accounts      11,521       46.8       5,760        35.7       2,961        35.0
     Term accounts                            13,080       53.2      10,390        64.3       5,503        65.0
                                             -------      -----     -------       -----      ------       -----
                                              24,601      100.0%     16,150       100.0%      8,464       100.0%
                                                          =====                   =====                   =====
     Accrued interest payable                     39                     52                      32
     Purchase accounting adjustments               7                      1                       6
                                             -------                -------                  ------
         Total                               $24,647                $16,203                  $8,502
                                             =======                =======                  ======


     Total deposits at December 31, 1998, 1997 and 1996 include escrow balances for loans serviced for others of $1.5 billion, $702 million and $550 million, respectively. Deposit balances, excluding purchase accounting adjustments, averaged $18.9 billion, $16.7 billion and $9.2 billion during 1998, 1997 and 1996, respectively, with average interest rates of 4.15%, 4.55% and 4.66%, respectively. The weighted average stated interest rates on deposits at December 31, 1998, 1997 and 1996 were 4.19%, 4.52% and 4.53%, respectively.

     The following table presents the average balance and weighted average rate paid on each deposit type of the Company for the periods indicated, excluding the impact of purchase accounting adjustments:

                                                                Years Ended December 31,
                                             ---------------------------------------------------------------------
                                                     1998                     1997                    1996
                                             ----------------------    --------------------     ------------------
                                             Average       Average     Average     Average      Average   Average
                                             Balance      Rate Paid    Balance    Rate Paid     Balance  Rate Paid
                                             -------      ---------    -------    ---------     -------  ---------
                                                                      (dollars in millions)
Transaction accounts:
   Passbook accounts                         $ 2,685        3.68%    $ 1,874        3.65%        $1,154     2.72%
   Demand deposits:
      Interest-bearing                         1,352        1.00       1,150        1.07            289     1.87
      Noninterest-bearing                      1,995          --       1,280          --            825       --
   Money market deposit accounts               1,680        3.61       1,408        3.56            946     3.39
Term accounts                                 11,151        5.46      11,008        5.73          6,032     6.00
                                             -------                 -------                     ------
   Total                                     $18,863        4.15%    $16,720        4.55%        $9,246     4.66%
                                             =======                 =======                     ======


     The following table sets forth the scheduled maturities of the Company's term accounts by stated interest rate at December 31, 1998:

                                                                                                       2002 and
                                                      1999              2000                2001      thereafter   Total
                                                      ----              ----                ----      ----------   -----
                                                                            (in millions)
     3.00% or less                                   $      1           $   --              $ --        $ --       $     1
     3.01 - 4.00%                                         390               26                12           1           429
     4.01 - 5.00%                                       4,326              720                13          18         5,077
     5.01 - 6.00%                                       5,972              438               131         142         6,683
     6.01 - 7.00%                                         374              149                38         137           698
     7.01 - 8.00%                                          54               76                38          11           179
     8.01 - 9.00%                                           5                6                --          --            11
     9.01 - 10.00%                                          1               --                --          --             1
     Over 10.00%                                            1               --                --          --             1
                                                      -------           ------              ----        ----       -------
           Total term accounts                        $11,124           $1,415              $232        $309       $13,080
                                                      =======           ======              ====        ====       =======


     The following table sets forth remaining maturities for the Company's term deposits in amounts of $100,000 or more at December 31, 1998 (in millions):

         3 months or less                                    $  818
         Over 3 months but within 6 months                      577
         Over 6 months but within 12 months                     979
         Over 12 months                                         492
                                                             ------
                                                             $2,866
                                                             ======

     At December 31, 1998, the aggregate amount outstanding of certificates of deposit of $100,000 or larger at the Company was $2.9 billion, compared with $2.0 billion and $871 million at December 31, 1997 and 1996, respectively. Deposits held by foreign investors at the Bank totalled $101 million, $93 million and $58 million at December 31, 1998, 1997 and 1996, respectively.

     The Bank's deposit accounts are held primarily by individuals residing in the vicinity of its retail branch offices located in California and Nevada. The Bank has emphasized, and will continue to emphasize, a retail branch network for attracting deposits. Key market areas, particularly the West Coast region, will continue to be targeted for expansion of retail deposits and the cross-selling of additional consumer products.

     When cost-effective relative to other sources of funding, the Bank issues certificates of deposit through direct placement programs and national investment banking firms ("Brokered Deposits"). These deposits are usually in amounts less than $100,000 and are obtained from a diverse customer base. While these funds are generally more costly than traditional passbook and money market deposits and more volatile as a source of funds because of their sensitivity to the rates offered, they supplement retail customer deposits in raising funds for financing and liquidity purposes. At December 31, 1998, California Federal had $369 million of Brokered Deposits outstanding, representing 1.5% of total deposits.

     Borrowings

     The Company and the Bank utilize various borrowings as alternative sources of funds for its business needs. These sources have included securities sold under agreements to repurchase, FHLB advances, senior and subordinated debentures and the purchase of federal funds.

     Short-term Borrowings

     Short-term borrowings consist of (i) securities sold under agreements to repurchase, (ii) federal funds purchased and (iii) short-term FHLB advances. These instruments are discussed more fully in the subsequent sections.

     The following table sets forth for the Company each category of borrowings due within one year: (i) for the periods presented, the average amount outstanding, the maximum amount outstanding at any month end and the average interest rate paid, and (ii) at period end, the amount outstanding and average interest rate paid. Amounts and rates reflected in the table exclude accrued interest payable and purchase accounting adjustments.

                                                                        At or for the year ended December 31,
                                                                        -------------------------------------
                                                                           1998        1997         1996
                                                                           ----        ----         ----
                                                                                  (dollars in millions)
     Securities sold under agreements to repurchase:
         Average balance outstanding                                     $ 2,766      $ 2,275       $1,931
         Maximum amount outstanding at any
              month end during the period                                  4,264        2,870        2,424
         Balance outstanding at end of period                              4,222        1,829        1,510
         Average interest rate during the period                            5.56%        5.68%        5.70%
         Average interest rate at end of period                             5.05         5.78         5.88

     Federal funds purchased:
         Average balance outstanding                                     $    76      $    95       $   65
         Maximum amount outstanding at any
              month end during the period                                    220          153          135
         Balance outstanding at end of period                                138          130           25
         Average interest rate during the period                            5.26%         5.59%        5.41%
         Average interest rate at end of period                             5.00          6.50         7.50


     Short-term FHLB advances:
         Average balance outstanding                                     $ 5,577      $ 5,561       $2,455
         Maximum amount outstanding at any
              month end during the period                                  7,880        6,606        3,141
         Balance outstanding at end of period                              7,880        5,263        2,741
         Average interest rate during the period                            5.68%        5.76%        5.83%
         Average interest rate at end of period                             5.34         5.88         5.78

     At December 31, 1998, the Company had an estimated additional secured borrowing capacity of $5.5 billion with the FHLB and other sources.

     Securities Sold Under Agreements to Repurchase

     The Company enters into reverse repurchase agreements whereby it sells marketable U.S. government and mortgage-backed securities and CMOs with a commitment to repurchase the securities at a specified price and on a specified date. These agreements are recorded as financings, and the obligation to repurchase assets sold is reflected as a liability on the consolidated balance sheet. The dollar amount of assets underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the dealers who arranged the transactions. The counterparty to the repurchase agreement may have loaned the securities to other parties in the normal course of their operations; however, all agreements require that the identical securities be resold to the Company at the maturity of the agreements. In order to reduce possible risks associated with these borrowing transactions, the reverse repurchase agreements are generally entered into with national investment banking firms and major commercial banks which are primary dealers in these securities.

     Federal Funds Purchased

     California Federal must meet legal reserve requirements on a daily basis by (i) maintaining a specified total amount of deposits at the Federal Reserve Bank and (ii) vault cash. Occasionally, the Bank may borrow funds from another bank with excess reserves to meet its requirements for the day. These borrowings are repaid with interest at maturity based on the federal funds rate.

     FHLB Advances

     The FHLB functions in a credit capacity for savings institutions and certain other home financing institutions. A savings association may generally borrow from its district FHLB through advances secured by its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government). A savings association is required to hold a minimum amount of capital stock of the FHLB based upon a percentage of its outstanding home mortgage loans and similar obligations, a percentage of its outstanding advances from the FHLB, or a certain percentage of total assets. Such advances may be made pursuant to several different credit programs made available from time to time by the FHLB to meet seasonal activity and other withdrawals of deposit accounts and to expand lending, each of which has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

     The following table presents the carrying value and weighted average rate paid on FHLB advances for the periods indicated, excluding accrued interest payable and the impact of purchase accounting adjustments (dollars in millions):

                                                  1998                      1997                     1996
                                          -------------------        ------------------      ------------------
                                          Carrying    Average        Carrying   Average      Carrying   Average
                                            Value      Rate            Value     Rate          Value     Rate
                                            -----      ----            -----     ----          -----     ----
     Fixed-rate borrowings                 $15,427       5.38%          $5,447     5.88%        $3,565     5.93%
     Variable-rate borrowings                4,571       5.53            4,074     5.95            854     5.67
                                           -------                      ------                  ------
          Total FHLB advances              $19,998       5.41%          $9,521     5.91%        $4,419     5.88%
                                           =======                      ======                  ======

     The following table sets forth remaining maturities and weighted average stated interest rates of the Company's FHLB advances at December 31, 1998, not including accrued interest payable or purchase accounting adjustments (dollars in millions):


                                                Balance        Weighted
                                                Maturing     Average Rate
                                                --------     ------------
     1999                                       $ 7,880        5.34%
     2000                                         4,820        5.50
     2001                                         1,211        5.56
     2002                                           685        5.69
     2003                                         5,400        5.38
     2004 and thereafter                              2        7.83
                                                -------
                                                $19,998        5.41%
                                                =======


     Interest Rate Swap Agreements

     The Company has used interest rate swap agreements to adjust its interest rate risk exposure on fixed rate FHLB advances. There were no interest rate swap agreements outstanding at December 31, 1998. The Company had interest rate swap agreements with a notional principal amount of $400 million outstanding at December 31, 1997. The notional amount does not represent amounts exchanged by the parties and thus, is not a measure of the Company's exposure at that time. The Company paid a variable rate based on LIBOR and received a fixed rate under these agreements.

     In order to reduce possible counterparty nonperformance risk, the Company has entered into interest rate swap agreements only with primary dealers and the FHLB of San Francisco.

     GS Escrow Notes

     On August 6, 1998, GS Escrow, which subsequently merged into GS Holdings, issued $2 billion principal amount of fixed and floating rate notes, as described below. The GS Escrow Notes are unsecured and unsubordinated obligations of GS Holdings and rank in right of payment with all other unsubordinated and unsecured indebtedness of GS Holdings. The terms and conditions of the respective notes indentures impose restrictions that affect, among other things, the ability of GS Holdings to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of the Bank and similar banking institutions, make acquisitions, create liens, sell assets and make certain investments.

     Floating Rate Notes Due 2003
     ----------------------------

     On August 6, 1998, GS Escrow issued $250 million principal amount of the Floating Rate Notes. The notes will mature on August 1, 2003 with interest payable quarterly on February 1, May 1, August 1 and November 1. Interest on the Floating Rate Notes is equal to three-month LIBOR plus 100 basis points per annum, except that the initial rate was 6 3/4%, based on six-month LIBOR until the first interest payment date on February 1, 1999. The interest rate on the Floating Rate Notes reset on February 1, 1999 to 5.97%. Deferred costs associated with the issuance of the Floating Rate Notes totaling $3.1 million were recorded in other assets and are being amortized over the term of the Floating Rate Notes.

     The Floating Rate Notes are redeemable at the option of the Company, in whole or in part, after August 1, 2000, at a price of 101.5% of the outstanding principal amount during the twelve-month period beginning August 1, 2000; at a price of 101% of the outstanding principal amount during the twelve-month period beginning August 1, 2001; and at a price of 100.5% of the outstanding principal amount during the twelve-month period beginning August 1, 2002, including accrued and unpaid interest, if any, to the date of redemption. In the event of a change in control, the Floating Rate Notes are redeemable in whole at the option of the Company. The redemption price includes principal plus accrued and unpaid interest, if any, to the date of redemption, plus the excess, if any, of (i) the sum of the present value of the redemption price for the Floating Rate Notes and the remaining scheduled interest payments over (ii) the outstanding principal amount of the Floating Rate Notes to be redeemed.

     Fixed Rate Notes
     ----------------

     On August 6, 1998, GS Escrow issued $350 million principal amount of the 2001 Notes, $600 million principal amount of the 2003 Notes, and $800 million principal amount of the 2005 Notes. The Fixed Rate Notes will mature on August 1 of the respective year, and interest is payable semiannually on February 1 and August 1. Deferred costs associated with the issuance of the Fixed Rate Notes totaling $3.5 million, $12.5 million and $19.5 million for the 2001 Notes, the 2003 Notes and the 2005 Notes, respectively, were recorded in other assets and are being amortized over the term of the notes.

     The Fixed Rate Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to principal plus accrued and unpaid interest, if any, to the date of redemption, plus the excess, if any of (i) the sum of the present values of the redemption price for the respective notes and the remaining scheduled interest payments over (ii) the outstanding principal amount of the notes to be redeemed.

     FN Holdings 12 1/4% Senior Notes Due 2001

     In connection with the FN Acquisition, FN Holdings issued $200 million principal amount of the FN Holdings 12 1/4% Senior Notes, including $5.5 million principal amount of such notes to certain directors and officers of the Bank. During 1998, a total of $199.8 million aggregate principal amount of the FN Holdings 12 1/4% Senior Notes were repurchased in connection with the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $228.3 million. At December 31, 1998, $.2 million of the FN Holdings 12 1/4% Senior Notes remained outstanding.

     The notes mature on May 15, 2001 with interest payable semiannually on May 15 and November 15. The notes are redeemable at the option of FN Holdings, in whole or in part, during the 12-month period beginning May 15, 1999, at a redemption price of 106.125% plus accrued interest to the date of redemption, and thereafter at 100% plus accrued interest. The notes are subordinated to all existing and future liabilities, including deposits and other borrowings of the Bank, and the Bank Preferred Stock (as defined herein).

     FN Holdings 9 1/8% Senior Subordinated Notes Due 2003

     On January 31, 1996, FN Holdings issued $140 million principal amount of the FN Holdings 9 1/8% Senior Sub Notes.

     During 1998, all of the FN Holdings 9 1/8% Senior Sub Notes were repurchased in connection with the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $159.9 million.

     FN Holdings 10 5/8% Senior Subordinated Notes Due 2003

     In connection with the Cal Fed Acquisition, GS Holdings acquired the net proceeds from the issuance of $575 million principal amount of FN Escrow's
10 5/8% Notes and assumed FN Escrow's obligations under such notes and indenture. During 1998, a total of $574.8 million aggregate principal amount of the FN Holdings 10 5/8% Notes were repurchased in connection with the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $692.7 million. At December 31, 1998, $.3 million of the FN Holdings 10 5/8% Notes remain outstanding.

     The FN Holdings 10 5/8% Notes are redeemable at the option of the Company, in whole or in part, during the 12- month period beginning January 1, 2001, at a redemption price of 105.313% plus accrued and unpaid interest to the date of redemption, during the 12-month period beginning January 1, 2002 at a redemption price of 102.656% plus accrued and unpaid interest to the date of redemption, and thereafter at 100% plus accrued and unpaid interest to the date of redemption.

     The FN Holdings 10 5/8% Notes are subordinate in right of payment to all existing and future subordinated debt, if any is issued, of GS Holdings. The FN Holdings 10 5/8% Notes are subordinated to all existing and future liabilities, including deposits, indebtedness and trade payables, of the subsidiaries of GS Holdings, including the Bank Preferred Stock.

     10% Subordinated Debentures Due 2006

     As part of the FN Acquisition, California Federal assumed subordinated debentures, which bear interest at 10% per annum and mature on October 1, 2006 (the "10% Subordinated Debentures Due 2006"). At December 31, 1998, the outstanding balance of the 10% Subordinated Debentures Due 2006 was $92.1 million.

     Events of Default under the indenture governing the 10% Subordinated Debentures Due 2006 (the "Old FNB Indenture") include, among other things: (i) a default in the payment of interest when due and such default continues for 30 days, (ii) a default in the payment of any principal when due, (iii) the failure to comply with covenants in the Old FNB Indenture, provided that the trustee or holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006 notify the Bank of the default and the Bank does not cure the default within 60 days after receipt of such notice, (iv) certain events of bankruptcy, insolvency or reorganization of the Bank, (v) the FSLIC/RF (or a comparable entity) is appointed to act as conservator, liquidator, receiver or other legal custodian for the Bank and (vi) a default under other indebtedness of the Bank in excess of $10 million resulting in such indebtedness becoming due and payable, and such default or acceleration has not been rescinded or annulled within 60 days after the date on which written notice of such failure has been given by the trustee to the Bank or by holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006 to the Bank and the trustee.

     11.20% Senior Notes Due 2004

     As part of the SFFed Acquisition, California Federal assumed $50 million principal amount of SFFed 11.20% Senior Notes due September 1, 2004 (the "11.20% Senior Notes"). In connection with the assumption of the 11.20% Senior Notes, the Bank and all of the holders of the 11.20% Senior Notes entered into an agreement amending certain provisions of the note purchase pursuant to which the 11.20% Senior Notes were sold (as amended, the "Note Purchase Agreement"). On September 12, 1996, the Bank repurchased $44.0 million aggregate principal amount of the 11.20% Senior Notes at a price of approximately 116.45% of the principal amount, plus the accrued interest thereon. The Bank recorded an extraordinary loss, net of tax, of $1.6 million in connection with such repurchase.

     Events of Default under the note purchase agreement include, among other things: (i) failure to make any payment of principal when due; (ii) any failure to make any payment of interest when due and such payment is not made within 15 days after the date such payment was due; (iii) failure to comply with certain covenants in the Note Purchase Agreement, provided that such failure continues for more than 60 days; (iv) failure to deliver to holders a notice of default, notice of event of default, or notice of claimed default as provided in the Note Purchase Agreement; (v) failure to comply with any provision of the Note Purchase Agreement, provided that such failure continues for more than 60 days after notice is delivered to the Bank; (vi) a default under other indebtedness provided that the aggregate amount of all obligations in respect of such indebtedness exceeds $15 million; (vii) one or more final, non-appealable judgments outstanding against the Bank or its subsidiaries for the payment of money aggregating in excess of $15 million, any one of which has been outstanding for 45 days and shall not have been discharged in full or stayed;
(viii) any warranty, representation or other statement contained in the Note Purchase Agreement by the Bank or any of its subsidiaries being false or misleading in any material respect when made; or (ix) certain events of bankruptcy, insolvency or reorganization of the Bank or its subsidiaries.

     As a result of the Cal Fed Acquisition, the Bank is obligated with respect to the following three debt securities of Old California Federal:

     10.668% Subordinated Notes Due 1998

     The Company assumed $50 million of 10.668% unsecured senior subordinated notes which matured and were repaid in full on December 22, 1998 (the "10.668% Subordinated Notes").

     6 1/2% Convertible Subordinated Debentures Due 2001

     In 1986, Cal Fed Inc., Old California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001 (the "6 1/2% Convertible Subordinated Debentures"). As a result of a corporate restructuring in December 1992, Cal Fed Inc. was merged with and into XCF Acceptance Corporation ("XCF"), a subsidiary of Old California Federal. The 6 1/2% Convertible Subordinated Debentures are redeemable at the option of the holders on February 20, 2000, at 123% of their principal amount. At December 31, 1998, $2.6 million of the 6 1/2% Convertible Subordinated Debentures were outstanding. Due to the purchase of all the Cal Fed Stock by FN Holdings in the Cal Fed Acquisition on January 3, 1997, the common stock conversion feature has been eliminated.

     Events of Default under the indentures governing the 6 1/2% Convertible Subordinated Debentures include, among other things: (i) any failure to make any payment of interest when due and such payment is not made within 30 days after the date such payment was due; (ii) failure to make any payment of principal when due; (iii) default in the performance, or breach, of any covenant or warranty in the indentures, provided that such default or breach continues for more than 60 days after notice is delivered to the Bank; or (iv) certain events of bankruptcy, insolvency or reorganization of the Bank or its subsidiaries.

     10% Subordinated Debentures Due 2003

     On December 16, 1992, Old California Federal issued $13.6 million of 10.0% unsecured subordinated debtentures due 2003 (the "10% Subordinated Debentures Due 2003"). During 1996 and 1995, Old California Federal repurchased $0.6 million and $8.7 million, respectively, of the debentures, leaving $4.3 million outstanding at December 31, 1998.

     Events of Default under the indenture governing the 10% Subordinated Debentures Due 2003 include, among other things: (i) failure to make any payment of principal when due; (ii) any failure to make any payment of interest when due and such payment is not made within 30 days after the date such payment was due; (iii) failure to comply with certain covenants in the indenture; (iv) failure to comply with certain covenants in the indenture provided that such failure continues for more than 60 days after notice is delivered to the Bank; (v) certain events of bankruptcy, insolvency or reorganization of the Bank; or (vi) the default or any event which, with the giving of notice or lapse of time or both, would constitute a default under any indebtedness of the Bank and cause such indebtedness with an aggregate principal amount exceeding $15 million to accelerate.

     FN Holdings Preferred Stock

     On September 19, 1996, the Company issued 10,000 shares of preferred stock ("FN Holdings Preferred Stock") with a liquidation value of $150 million to Special Purpose Corp. Cash dividends on the FN Holdings Preferred Stock were cumulative and payable: (i) in cash at an annual rate of the cost of funds to an affiliate of FN Holdings under such affiliate's bank credit facility (the "Cost of Funds Rate") and (ii) in newly issued shares of another series of cumulative perpetual preferred stock of FN Holdings ("Additional FN Holdings Preferred Stock") at an annual rate of 2% of the stated liquidation value of the FN Holdings Preferred Stock, if, when, and as declared by the Board of Directors of FN Holdings. Dividends on the Additional FN Holdings Preferred Stock were cumulative and accrued and were payable in shares of Additional FN Holdings Preferred Stock at an annual rate equal to the Cost of Funds Rate plus 2% of the stated liquidation value of the Additional FN Holdings Preferred Stock if, when, and as declared by the Board of Directors of FN Holdings. Additional FN Holdings Preferred Stock had substantially the same relative rights, terms and preferences as the FN Holdings Preferred Stock, except as set forth above, with respect to the payment of dividends. Dividends on the FN Holdings Preferred Stock were payable quarterly each year, commencing January 1, 1997, out of funds legally available therefor.

     In March, 1998, the Company redeemed all remaining 1,666.7 outstanding shares of the FN Holdings Preferred Stock. The redemption price was equal to the liquidation value of $15,000 per share. Upon redemption of the FN Holdings Preferred Stock, all remaining 52.5 shares of the Additional FN Holdings Preferred Stock totalling $.8 million liquidation value were contributed to the capital of the Company, without any payment therefor. Such shares were retired and canceled.

     Dividends on the FN Holdings Preferred Stock totalled $.6 million, $12.8 million and $4.8 million during 1998, 1997 and 1996, respectively, including the issuance of Additional FN Holdings Preferred Stock of $.1 million, $2.2 million and $.8 million, respectively.

     11 1/2% Preferred Stock -- Minority Interest

     In connection with the FN Acquisition, California Federal issued 3,007,300 shares of its 11 1/2% Noncumulative Perpetual Preferred Stock ("11 1/2% Preferred Stock") with par value of $.01 per share, having a liquidation preference of $300.7 million. The 11 1/2% Preferred Stock has a stated liquidation value of $100 per share, plus declared and unpaid dividends, if any. Cash dividends are noncumulative and are payable at an annual rate of 11 1/2% per share if, when and as declared by the Board of Directors of the Bank.

     The 11 1/2% Preferred Stock ranks prior to the common stock of the Bank and to all other classes and series of equity securities subsequently issued, other than any class or series expressly designated as being on a parity with or senior to the 11 1/2% Preferred Stock as to dividends and liquidating distributions. The 10 5/8% Preferred Stock (as defined herein) ranks on a parity with the 11 1/2% Preferred Stock as to dividends and liquidating distributions.

     The terms of the 11 1/2% Preferred Stock provide that the Bank may not declare or pay any dividends or other distributions (other than in shares of common stock of the Bank or other classes of equity securities of the Bank ranking junior to the 11 1/2% Preferred Stock (collectively, "Junior Stock")) with respect to any Junior Stock or redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Junior Stock (including the common stock held by GS Holdings), through a sinking fund or otherwise, unless and until: (i) the Bank has paid full dividends on the 11 1/2% Preferred Stock for the four most recent dividend periods, or funds have been paid over to the dividend disbursing agent of the Bank for payment of such dividends, and (ii) the Bank has declared a cash dividend on the 11 1/2% Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of the Bank for the payment of a cash dividend for such current dividend period. The Bank is currently in compliance with both of such requirements.

     Holders of the 11 1/2% Preferred Stock have one vote per share, and holders thereof vote together as a single class with holders of the common stock of the Bank, the 10 5/8% Preferred Stock, the CALGZs and the CALGLs.

      In connection with the Bank Preferred Stock Tender Offers, 2,688,959 shares of the 11 1/2% Preferred Stock were purchased by GS Holdings during the year ended December 31, 1998. The stated liquidation value of the remaining 318,341 shares of 11 1/2% Preferred Stock not purchased by the Company at December 31, 1998 was $31.8 million. See note 5 to the Company's consolidated financial statements. At or after September 1, 1999, the remaining shares of 11 1/2% Preferred Stock are redeemable at the option of the Bank and/or GS Holdings, in whole or in part, at $105.75 per share prior to September 1, 2000, and at prices which will decrease annually thereafter to the stated liquidation value of $100 per share on or after September 1, 2004, plus declared but unpaid dividends. Cash dividends on the 11 1/2% Preferred Stock are noncumulative and are payable quarterly at an annual rate of 11.50% per share if, when and as declared by the Bank's Board of Directors. Dividends paid on the 11 1/2% Preferred Stock for each year ended December 31, 1998 and 1997 totalled $34.6 million, of which $26.8 million and $34.6 million was included in minority interest in 1998 and 1997, respectively.

     10 5/8% Preferred Stock -- Minority Interest

     In connection with the Cal Fed Acquisition, California Federal assumed Old California Federal's 10 5/8% Noncumulative Perpetual Preferred Stock with a liquidation value of $172.5 million (the "10 5/8% Preferred Stock" and together with the 11 1/2% Preferred Stock, the "Bank Preferred Stock"). The 10 5/8% Preferred Stock has a stated liquidation value of $100 per share, plus declared and unpaid dividends, if any, without interest. Cash dividends are noncumulative and are payable at an annual rate of 10 5/8% per share if, when and as declared by the Board of Directors of the Bank.

     The 10 5/8% Preferred Stock ranks prior to the common stock of the Bank and to all other classes and series of equity securities subsequently issued, other than any class or series expressly designated as being on a parity with or senior to the 10 5/8% Preferred Stock as to dividends and liquidating distributions. The 11 1/2% Preferred Stock ranks on a parity with the 10 5/8% Preferred Stock as to dividends and liquidating distributions.

     The terms of the 10 5/8% Preferred Stock provide that the Bank may not declare or pay any full dividends with respect to any parity stock, such as the 11 1/2% Preferred Stock, unless and until the Bank has paid full dividends on the 10 5/8% Preferred Stock for the most recent dividend period.

     The terms of the 10 5/8% Preferred Stock provide that the Bank may not declare or pay any dividends or other distributions (other than in shares of common stock of the Bank or other Junior Stock) with respect to any Junior Stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of, any Junior Stock through a sinking fund or otherwise, unless and until: (i) the Bank has paid full dividends on the 10 5/8% Preferred Stock for the four most recent dividend periods, or funds have been paid over to the dividend disbursing agent of the Bank for payment of such dividends, and (ii) the Bank has declared a cash dividend on the 10 5/8% Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of the Bank for the payment of a cash dividend for such current period. The Bank is currently in compliance with both of such requirements.

     Holders of the 10 5/8% Preferred Stock have one vote per share, and holders thereof vote together as a single class with holders of the common stock of the Bank, the 11 1/2% Preferred Stock, the CALGZs and the CALGLs.

     In connection with the Bank Preferred Stock Tender Offers, 1,117,701 shares of the 10 5/8% Preferred Stock were purchased by the Company during the year ended December 31, 1998. The stated value of the remaining 607,299 shares of 10 5/8% Preferred Stock not purchased by the Company at December 31, 1998 was $60.7 million. See note 5 to the Company's consolidated financial statements.
On February 5, 1999, the Board of Directors of the Bank resolved to redeem all outstanding shares of the 10 5/8% Preferred Stock on April 1, 1999 at $105.313 per share plus declared and unpaid dividends. Dividends paid on the 10 5/8% Preferred Stock for each year ended December 31, 1998 and 1997 totalled $18.3 million, of which $15.3 million and $18.3 million was included in minority interest in 1998 and 1997, respectively.

     REIT Preferred Stock -- Minority Interest

     On January 31, 1997, Preferred Capital Corp. issued 20,000,000 shares of REIT Preferred Stock. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. Cash dividends are noncumulative and are payable at an annual rate of 9 1/8% per share if, when and as declared by the Board of Directors of Preferred Capital Corp.

     The REIT Preferred Stock ranks prior to the common stock of Preferred Capital Corp. and to all other classes and series of equity securities subsequently issued, other than any class or series expressly designated as being on a parity with or senior to the REIT Preferred Stock as to dividends and liquidating distributions.

     The terms of the REIT Preferred Stock provide that Preferred Capital Corp. may not declare or pay any dividends or other distributions (other than in shares of common stock of Preferred Capital Corp. or other classes of equity securities of Preferred Capital Corp. ranking junior to the REIT Preferred Stock) with respect to any Preferred Capital Corp. junior stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Preferred Capital Corp. junior stock (including the common stock held by the Bank) through a sinking fund or otherwise, unless and until: (i) Preferred Capital Corp. has paid in full dividends on the REIT Preferred Stock for the four most recent dividend periods, or funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for payment of such dividends, and (ii) Preferred Capital Corp. has declared a cash dividend on the REIT Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for the payment of a cash dividend for such current dividend period. The initial dividend payment date was March 31, 1997. Preferred Capital Corp. is currently in compliance with both such requirements.

     Holders of the REIT Preferred Stock have no voting rights, except as required by law or in certain limited circumstances.

     Except in the event of a change of control or upon certain tax events, the REIT Preferred Stock is not redeemable prior to January 31, 2002. The REIT Preferred Stock is redeemable solely at the option of Preferred Capital Corp. or its successor or any acquiring or resulting entity with respect to Preferred Capital Corp. (including by any parent or subsidiary of Preferred Capital Corp., any such successor or any such acquiring or resulting entity), as applicable, at any time on and after January 31, 2002 in whole or in part, at $26.14 per share on or after January 31, 2002 and prior to January 31, 2003, and at prices decreasing pro rata annually thereafter to the stated liquidation value of $25 per share on or after January 31, 2007, plus declared and unpaid dividends, if any, without interest. Upon a change of control, the REIT Preferred Stock is redeemable on or prior to January 31, 2002 at the option of Preferred Capital Corp. or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of Preferred Capital Corp., any such successor or any such acquiring or resulting entity), as applicable, in whole, but not in part, at a price per share equal to: (i) $25, plus (ii) an amount equal to declared and unpaid dividends, if any, to the date fixed for redemption; without interest and without duplication, an additional amount equal to the amount of dividends that would be payable on the REIT Preferred Stock in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be declared), plus (iii) a specified make whole premium.

     Each share of REIT Preferred Stock will be exchanged automatically for one newly issued share of preferred stock of the Bank having substantially the same terms as the REIT Preferred Stock (the "9 1/8% Preferred Stock") if the appropriate federal regulatory agency directs in writing such exchange because
(i) the Bank becomes "undercapitalized" under prompt corrective action regulations, (ii) the Bank is placed into conservatorship or receivership or
(iii) the appropriate federal regulatory agency, in its sole discretion, anticipates the Bank becoming "undercapitalized" in the near term. If issued, the 91/8% Preferred Stock will rank on a parity with the Bank Preferred Stock.

OTHER ACTIVITIES

     Goodwill Litigation

     In July 1995, Old California Federal distributed to its common shareholders its Contingent Litigation Recovery Participation Interests (the "CALGZs" or "Litigation Interests"), each entitling the holder thereof to receive an amount (the aggregate of such payments being referred to as the "Recovery Payment") equal to five millionths of one percent (0.000005%) of the cash payment (the "Cash Payment"), if any, actually received by the Bank pursuant to a final, nonappealable judgment in or final settlement of its claim against the United States Government (the "Government") in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "California Federal Litigation"), after deduction of (i) the aggregate expenses incurred by the Bank in prosecuting the California Federal Litigation and obtaining such Cash Payment including, but not limited to, a portion of the annual salaries in the aggregate amount of $1,000,000, an incentive fee in the amount of 0.25% of the aggregate value of the pre-tax recovery from the California Federal Litigation, annual pension benefits aggregating $1,325,000, and certain medical benefits and expenses, for Messrs. Trafton and Fink under the Litigation Management Agreement (as defined herein), (ii) any income tax liability of the Bank, computed on a pro forma basis, as a result of the Bank's receipt of such Cash Payment (net of any income tax benefit to the Bank from making the Recovery Payment, and disregarding for purposes of this clause (iii) the effect of any net operating loss carryforwards or other tax attributes held by the Bank or any of its subsidiaries or affiliated entities) and (iv) the expenses incurred by the Bank in connection with the creation, issuance and trading of the Litigation Interests, including without limitation, legal and accounting fees and the fees and expenses of the interest agent.

     Pursuant to the merger agreement, Cal Fed distributed to common shareholders entitled to receive the merger consideration one-tenth of a Secondary Contingent Litigation Recovery Participation Interest (each a "CALGL" or "Secondary Litigation Interest") for each share of Cal Fed common stock held. Each Secondary Litigation Interest will entitle the holder thereof to receive an amount equal to twenty millionths of one percent (0.000020%) of the "Secondary Recovery Payment," if any, as defined below. "Secondary Recovery Payment" means sixty percent (60%) of the amount obtained from the following equation: (A) the Cash Payment, if any, actually received by the Bank in respect of a final, nonappealable judgment in or final settlement of the California Federal Litigation, minus (B) the sum of the following: (i) the aggregate expenses incurred by the Bank in prosecuting the California Federal Litigation and obtaining such Cash Payment including, but not limited to, a portion of the annual salaries in the aggregate amount of $1,000,000, an incentive fee in the amount of 0.25% of the aggregate value of the pre-tax recovery from the California Federal Litigation, annual pension benefits aggregating $1,325,000, and certain medical benefits and expenses, for Messrs. Trafton and Fink under the Litigation Management Agreement, (ii) any income tax liability of the Bank, computed on a pro forma basis, as a result of the Bank's receipt of such Cash Payment (net of any income tax benefit to the Bank, computed on a pro forma basis, from the payment of a portion of the Secondary Recovery Payment to the holders of Secondary Litigation Interests), (iii) the expenses incurred by the Bank in connection with the creation, issuance and trading of the Litigation Interests and the Secondary Litigation Interests, including without limitation, legal and accounting fees and the fees and expenses of the interest agent, (iv) the payment due to the holders of the Litigation Interests and (v) one hundred twenty-five million dollars ($125,000,000). "Income tax liability of the Bank computed on a pro forma basis" means the aggregate amount of any and all relevant items of income, gain, loss, or deduction associated with the receipt by the Bank of the Cash Payment multiplied by the highest, combined marginal rate of federal, state and local income taxes in the relevant year and disregarding for purposes of such computation the effect of any net operating loss carryforwards or other tax attributes of the Bank or any of its subsidiaries or affiliated entities. "Income tax benefit to the Bank computed on a pro forma basis" means the aggregate amount of any and all relevant items of income, gain, loss, or deduction associated with the payment by the Bank of the Secondary Recovery Payment multiplied by the highest, combined marginal rate of federal, state and local income taxes in the relevant year and disregarding for purposes of such computation the effect of any net operating loss carryforwards or other tax attributes of the Bank or any of its subsidiaries or affiliated entities. Any distribution with respect to the Litigation Interests will be subject to the OTS capital distribution regulations.

     Holders of the CALGZs and the CALGLs are entitled to vote together as a single class with the holders of the common stock of the Bank and the Bank Preferred Stock, with each CALGZ and CALGL entitling the holder thereof to 1/5 of one vote.

     In the California Federal Litigation, the Bank alleges, among other things, that the Government breached certain contractual commitments regarding the computation of its regulatory capital for which the Bank seeks damages and restitution. The Bank's claims arose from changes, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), with respect to the rules for computing Old California Federal's regulatory capital.

     On July 1, 1996, the United States Supreme Court issued its opinion for United States v. Winstar Corporation, No. 95-865, which affirmed the decisions of the United States Court of Appeals for the Federal Circuit and the United States Court of Federal Claims in various consolidated cases (the "Winstar Cases") granting summary judgment to the plaintiff thrift institutions on the liability portion of their breach of contract claims against the Government. The Supreme Court held that the Government breached certain express contracts when Congress enacted FIRREA, and the Supreme Court remanded the proceedings for a determination of the appropriate measure and amount of damages, which to date have not been awarded.

     On October 30, 1996, Old California Federal filed a motion for partial summary judgment as to the Government's liability to the Bank for breach of contract, which has been opposed by the Government in briefs filed on December 30, 1996 and February 27, 1997. On December 22, 1997, a U.S. Claims Court Judge ruled in favor of this motion to establish the Government's liability, and a formal order in that regard was subsequently issued on July 16, 1998. On November 12, 1998, a U.S. Claims Court Judge ruled that California Federal cannot meet its burden for proving lost profits damages and ordered that the case proceed to trial beginning December 7, 1998 on the damages issue of restitution and reliance. The trial began January 11, 1999 and concluded March 3, 1999, and California Federal is currently awaiting the Claims Court's decision in the California Federal Litigation.

     In connection with the Glen Fed Merger, the Bank is a plaintiff in a claim against the United States in the lawsuit, Glendale Federal Bank, Federal Savings Bank v. United States, No. 90-772C (the "Glendale Goodwill Litigation"). In the Glendale Goodwill Litigation, Glendale Federal sued the Government contending that FIRREA's treatment of supervisory goodwill constituted a breach by the Government of its 1981 contract with the Bank, under which the Bank had merged with a Florida thrift and was permitted to include the goodwill resulting from the merger in its regulatory capital. In July 1992, the United States Court of Federal Claims (the "Claims Court") found in favor of Glendale Federal's position, ruling that the Government breached its express contractual commitment to permit Glendale Federal to include supervisory goodwill in its regulatory capital and that Glendale Federal is entitled to seek financial compensation.

     The trial to determine damages commenced in the Claims Court on February 24, 1997 and the taking of testimony in the trial was completed on April 9, 1998. In lieu of traditional closing briefs, the Claims Court requested the parties to respond to a series of written questions posed by the Court regarding factual and legal issues raised in the damages trial. Responses to those questions, as well as each party's reply to the other's responses, have been filed with the Court and final arguments were held on September 11, 1998. The Claims Court decision is currently expected on April 9, 1999.

     In connection with the Cal Fed Acquisition, the Bank recorded as an asset part of the estimated after-tax cash recovery from the California Federal Litigation that will inure to the Bank, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests in any such recovery (the "Goodwill Litigation Asset"). In connection with the Glen Fed Merger, the Bank recorded a second Goodwill Litigation Asset related to the estimated after-tax cash recovery from the Glendale Goodwill Litigation that will inure to the Bank, net of amounts payable to the holders of the Litigation Tracking Warrants(TM). The Goodwill Litigation Asset related to the California Federal Litigation was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997. The Goodwill Litigation Asset related to the Glendale Goodwill Litigation was recorded at its estimated fair value of $60 million, net of estimated tax liabilities, as of September 11, 1998. Both Goodwill Litigation Assets are included in the consolidated balance sheet as of December 31, 1998.

     The Put Agreement

     In connection with the FN Acquisition, Granite and the Bank entered into the Put Agreement. Pursuant to the Put Agreement, the Bank had the right, on a quarterly basis (the "Put Option"), to require Granite to purchase certain commercial real estate loans, commercial real estate loans serviced by others and 1-4 unit residential loans with an original principal balance greater than $250,000, and to take certain actions to protect the Bank from losses with respect to certain Letters of Credit ("LOC") transactions, in each case, only if such asset was purchased by the Bank from Old FNB pursuant to the Asset Purchase Agreement. The Put Option expired on November 30, 1996. The balance available under the Put Agreement ($500 million) was fully utilized by the Bank prior to the expiration of the Put Option.

     The Assistance Agreement

     The Texas Closed Banks were purchased effective December 28, 1988 pursuant to five acquisition agreements and an assistance agreement among the FSLIC/RF, the Bank, and certain affiliates of the Bank (the "Assistance Agreement"). The Assistance Agreement generally provided for guaranteed yield amounts to be paid on the book value of the assets subject to the Assistance Agreement ("Covered Assets"), and paid for 90% of the losses incurred upon disposition of the Covered Assets. The remaining 10% not reimbursed, net of 10% of all asset recoveries and certain agreed-upon Covered Asset disposition fees, was remitted quarterly to the FSLIC/RF.

     In 1995, the FDIC, acting as manager for the FSLIC/RF, exercised its right under the Assistance Agreement to purchase substantially all of the remaining Covered Assets at the fair market value of such assets (the "FDIC Purchase"). Under the terms of the Assistance Agreement, losses sustained by the Bank from the FDIC Purchase were reimbursed by the FSLIC/RF. There was no material impact on the consolidated financial statements of the Company as a result of the FDIC Purchase.

     On August 19, 1996, the Bank and the FSLIC/RF executed an agreement which resulted in the termination of the Assistance Agreement. As a result of the agreement, the FSLIC/RF paid the Bank the remaining Covered Asset balance of $39 million and, among other things, assumed the responsibility for the disposition of several litigation matters involving Covered Assets which had been retained by the Bank following the FDIC Purchase. The Company recorded a gain of $25.6 million as a result of this settlement.

     FNMA Letters of Credit

     On September 28, 1994, the Company entered into an agreement with FNMA pursuant to which FNMA provided credit enhancements for certain bond-financed real estate projects originated by Old FNB. The agreement requires that the Company pledge to FNMA collateral in the form of certain eligible securities which are held by a third party trustee. The collateral requirement varies based on the balance of the bonds outstanding, losses incurred (if any), as well as other factors. At December 31, 1998, the Company had pledged as collateral certain securities available for sale and short-term investment securities with a carrying value of $75.3 million, of which $71.4 million was pledged as collateral to guarantee credit enhancements on loans securitized by FNMA.

     Cal Fed Investments

     Cal Fed Investments ("CFI"), formerly FN Investment Center, a wholly owned subsidiary of the Company which was acquired as part of the FN Acquisition, offers securities and insurance products to both existing and prospective customers of the Company. CFI is subject to the guidelines established by the OTS for broker-dealer subsidiaries of savings associations, and is a member of the National Association of Securities Dealers. In addition, CFI is registered as a broker-dealer with the Securities and Exchange Commission and the Securities Investor Protection Insurance Corporation. CFI receives commission revenue for acting as a broker-dealer on behalf of its customers, but CFI does not maintain customer accounts or take possession of customer securities. Commission revenues of $34.4 million, $27.5 million and $10.0 million for the years ended December 31, 1998, 1997 and 1996, respectively, are included in fees and service charges in the Company's consolidated statements of income for such years.

DIVIDEND POLICY OF THE BANK

     The dividend policy of the Bank complies with applicable legal and regulatory restrictions. Before declaring any dividend, the directors of the Bank consider the following factors: (i) the quality and stability of the Bank's net income, (ii) the availability of liquid assets to make dividend payments, (iii) the level of earnings retention as it impacts the Bank's capital needs and projected growth and funding levels, both internal and external, and (iv) the adequacy of capital after the payment of a dividend. Under the Bank's dividend policy, a dividend will not be declared or paid which would: (i) cause the capital level of the Bank to be reduced below "adequately capitalized" levels, or (ii), together with any other dividends declared during the same calendar year, exceed 100% of the net income to date for that calendar year plus 50% of the Bank's surplus capital at the beginning of that calendar year, so long as the Bank is a Tier 1 association (as defined herein).

EMPLOYEES

     GS Holdings has no employees.

     At December 31, 1998, California Federal and its subsidiaries had 8,215 employees, compared to 5,235 employees at December 31, 1997. None of the Bank's employees is represented by any collective bargaining group and management considers its relations with its employees to be good. The Bank maintains a comprehensive employee benefits program providing, among other benefits, health and welfare benefits, long and short-term disability insurance, and life insurance. Additionally, the Bank offers employees a defined contribution investment plan which is a qualified plan under Section 401(a) of the Internal Revenue Code.

COMPETITION

     The Company experiences significant competition in both attracting and retaining deposits and in originating real estate and consumer loans.

     The Company, through the Bank, competes with other savings associations, commercial banks, mortgage banking companies, finance companies, insurance companies, credit unions, money market mutual funds and brokerage firms in attracting and retaining deposits. Competition for deposits from large commercial banks is particularly strong. Many of the nation's savings associations and commercial banks have a significant number of branch offices in the areas in which the Company operates.

     In addition, there is strong competition in originating and purchasing real estate and consumer loans, principally from other savings and loan associations, commercial banks, mortgage banking companies, insurance companies, consumer finance companies, pension funds and commercial finance companies. The primary factors in competing for loans are the quality and extent of service to borrowers and brokers, economic factors such as interest rates, interest rate caps, rate adjustment provisions, loan maturities, LTV ratios, loan fees, and the amount of time it takes to process a loan from receipt of the loan application to date of funding. The Company's future performance will depend on its ability to originate a sufficient volume of mortgage loans in its local market areas and through its wholesale network and, if it is unable to originate a sufficient volume of mortgage loans, to purchase a sufficient quantity of high-quality mortgage-backed securities or loans with adequate yields. There can be no assurance that the Company will be able to effect such actions on satisfactory terms.

REGULATION

     General

     GS Holdings is a savings and loan holding company within the meaning of the HOLA and, as such, is registered with the OTS and is subject to comprehensive OTS regulation. The Bank is a federally chartered and insured stock savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings associations, and the FDIC, as the administrator of the SAIF.

     The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings associations and savings and loan holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on GS Holdings or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. The primary purpose of the statutory and regulatory scheme is to protect depositors, the financial institutions and the financial system as a whole.

REGULATION OF GS HOLDINGS

     Holding Company Acquisitions

     GS Holdings is a registered savings and loan holding company. The HOLA and OTS regulations thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities

     GS Holdings currently operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries. If GS Holdings ceases to be a unitary savings and loan holding company, by, for example, acquiring another savings association in a non-supervisory transaction, the activities of GS Holdings and its non-savings association subsidiaries would thereafter be subject to substantial restrictions. In addition, proposed legislation could remove protections from activity restrictions currently accorded a unitary savings and loan holding company in the absence of appropriate "grandfather" provisions. See "--Regulation of the Bank --Savings Association Charter."

     Dividends

     The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least a 30 day advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock. Dividends declared in violation of such notice requirement are invalid. See "--Regulation of the Bank--Capital Distribution Regulation."

     Affiliate Restrictions

     Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and non-banking companies that are under common control with the savings association. In general, the restrictions of Sections 23A and 23B do not apply to transactions between a savings association and its parent, subsidiary or sister organizations that themselves are banks or savings associations.

     In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; with certain exceptions, a purchase of assets from an affiliate; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

REGULATION OF THE BANK

     Regulatory System

     As a federal savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. California Federal is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition.

     Although the OTS is the Bank's primary regulator, the FDIC has "backup enforcement authority" over the Bank. The Bank's eligible deposit accounts are insured by the FDIC under the SAIF, up to applicable limits.

     Federal Home Loan Banks

     California Federal is a member of the FHLBS. Among other benefits, FHLB membership provides the Bank with a central credit facility, from which it may borrow generally on a secured basis in amounts determined by reference to available collateral. The Bank is required to own capital stock in the FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) 0.3% of total assets, or (iii) 5% of its FHLB advances (borrowings). The Bank currently complies with FHLB stock ownership requirements.

     Liquid Assets

     Under OTS regulations, for each calendar quarter, a savings bank is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement, which currently equals 4% (having been lowered from 5% on November 24, 1997), may be changed from time to time by the OTS to any amount between 4% and 10%, depending upon certain factors. The Bank has maintained liquid assets in compliance with the regulations in effect throughout 1998, 1997 and 1996.

     Regulatory Capital Requirements

     OTS capital regulations require savings banks to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings banks must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

     All savings associations are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings association is required to maintain core capital equal to a minimum of 4% of adjusted total assets. A savings association is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

     Under OTS regulations, a savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation; however, based on internal measures of interest rate risk at December 31, 1998, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (i) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (ii) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (iii) a savings association may be adversely affected by activities or conditions of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

     The Bank currently satisfies all applicable regulatory capital requirements. California Federal's total capital to risk- based assets ratio was 11.69%, its core capital to risk-based assets ratio was 10.27%, its leverage capital ratio was 5.29% and its tangible capital ratio was 5.29% at December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

     Certain Consequences of Failure to Comply with Regulatory Capital Requirements

     A savings association's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the savings association to enforcement actions and other proceedings. Any savings association not in compliance with all of its capital requirements is required to submit a capital plan that addresses the association's need for additional capital and meets certain additional requirements. While the capital plan is being reviewed by the OTS, the savings association must certify, among other things, that it will not, without the approval of its appropriate OTS Regional Director, grow beyond net interest credited or make capital distributions. If a savings association's capital plan is not approved, the association will become subject to additional growth and other restrictions. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings association not in compliance with the capital requirements to pay dividends and compensation, and may require such association to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels,
(ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

     The HOLA permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

     The Bank is not presently subject to any enforcement action or other regulatory proceeding with respect to its compliance with regulatory capital requirements. The Bank is currently in compliance with all applicable regulatory capital requirements.

     Prompt Corrective Action

     The prompt corrective action regulation of the OTS, promulgated under FDICIA, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

     The regulation establishes five categories of capital classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage capital ratio are used to determine an association's capital classification. The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

     In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept Brokered Deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll-over Brokered Deposits.

     Savings associations that are classified as undercapitalized are subject to certain mandatory supervisory actions, including: (i) increased monitoring by the appropriate federal banking agency for the association and periodic review of the association's efforts to restore its capital, (ii) a requirement that the association submit a capital restoration plan acceptable to the appropriate federal banking agency and implement that plan, and that each company having control of the association guarantee compliance with the capital restoration plan in an amount not exceeding the lesser of 5% of the association's total assets at the time it received notice of being undercapitalized, or the amount necessary to bring the association into compliance with applicable capital standards at the time it fails to comply with the plan, and (iii) a limitation on the association's ability to make any acquisition, open any new branch offices, or engage in any new line of business without the prior approval of the appropriate federal banking agency for the institution or the FDIC.

     The regulation also provides that the OTS may take any of certain additional supervisory actions against an undercapitalized association if the agency determines that such actions are necessary to resolve the problems of the association at the least possible long-term cost to the deposit insurance fund. These supervisory actions include: (i) requiring the association to raise additional capital or be acquired by another association or holding company if certain grounds exist, (ii) restricting transactions between the association and its affiliates, (iii) restricting interest rates paid by the association on deposits, (iv) restricting the association's asset growth or requiring the association to reduce its assets, (v) requiring replacement of senior executive officers and directors, (vi) requiring the association to alter or terminate any activity deemed to pose excessive risk to the association, (vii) prohibiting capital distributions by bank holding companies without prior approval by the Board of Governors of the Federal Reserve Board (the "FRB"),
(viii) requiring the association to divest certain subsidiaries, or requiring the association's holding company to divest the association or certain affiliates of the association, and (ix) taking any other supervisory action that the agency believes would better carry out the purposes of the prompt corrective action provisions of FDICIA.

     Savings associations classified as undercapitalized that fail to submit a timely, acceptable capital restoration plan or fail to implement such a plan are subject to the same supervisory actions as significantly undercapitalized associations. Significantly undercapitalized associations are subject to the mandatory provisions applicable to undercapitalized associations. The regulation also makes mandatory for significantly undercapitalized associations certain of the supervisory actions that are discretionary for associations classified as undercapitalized, creates a presumption in favor of certain discretionary supervisory actions, and subjects significantly undercapitalized associations to additional restrictions, including a prohibition on paying bonuses or raises to senior executive officers without the prior written approval of the appropriate federal bank regulatory agency. In addition, significantly undercapitalized associations may be subjected to certain of the restrictions applicable to critically undercapitalized associations.

     The regulation requires that an association be placed into conservatorship or receivership within 90 days after it becomes critically undercapitalized, unless the OTS, with the concurrence of the FDIC, determines that other action would better achieve the purposes of the prompt corrective action provisions of FDICIA. Any such determination must be renewed every 90 days. A savings association also must be placed into receivership if the association continues to be critically undercapitalized, on average, during the fourth quarter after the association initially became critically undercapitalized, unless the association's federal bank regulatory agency, with the concurrence of the FDIC, makes certain positive determinations with respect to the association.

     Critically undercapitalized associations are also subject to the restrictions generally applicable to significantly undercapitalized associations and to a number of other severe restrictions. For example, beginning 60 days after becoming critically undercapitalized, such associations may not pay principal or interest on subordinated debt without the prior approval of the FDIC. (However, the regulation does not prevent unpaid interest from accruing on subordinated debt under the terms of the debt instrument, to the extent otherwise permitted by law.) In addition, critically undercapitalized associations may be prohibited from engaging in a number of activities, including entering into certain transactions or paying interest above a certain rate on new or renewed liabilities.

     If the OTS determines that an association is in an unsafe or unsound condition, or if the association is deemed to be engaging in an unsafe or unsound practice, the OTS may, if the association is well-capitalized, reclassify it as adequately capitalized; if the association is adequately capitalized, require it to comply with restrictions applicable to undercapitalized associations; and, if the association is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized associations.

     The Bank is not presently subject to any enforcement action or other regulatory proceeding with respect to the prompt corrective action regulation. The Bank is currently qualified as a "well capitalized" institution under prompt corrective action regulation.

     Conservatorship/Receivership

     In addition to the grounds discussed under "--Prompt Corrective Action," the OTS (and, under certain circumstances, the FDIC) may appoint a conservator or receiver for a savings association if any one or more of a number of circumstances exist, including, without limitation, the following: (i) the association's assets are less than its obligations to creditors and others,
(ii) a substantial dissipation of assets or earnings due to any violation of law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business, (iv) a willful violation of a final cease-and-desist order,
(v) the concealment of the association's books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the OTS or FDIC, (vi) the association is likely to be unable to pay its obligations or meet its depositors' demands in the normal course of business,
(vii) the association has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the association to become adequately capitalized without federal assistance, (viii) any violation of law or unsafe or unsound practice that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the association's condition, or otherwise seriously prejudice the interests of the association's depositors or the federal deposit insurance fund, (ix) the association consents to the appointment of the conservator or receiver, (x) the association ceases to be an insured association, (xi) the association is undercapitalized and the association has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan,
(xii) the association is critically undercapitalized or otherwise has substantially insufficient capital, or (xiii) the association is found guilty of certain criminal offenses related to money laundering. Neither the OTS nor the FDIC has taken or has threatened to take any action with respect to the appointment of a conservator or receiver for the Bank.

     Enforcement Powers

     The OTS and, under certain circumstances, the FDIC, have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and shareholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings association's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings association or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss; restrict the growth of the institution; and rescind agreements and contracts. The Bank is not currently subject to any OTS or FDIC enforcement proceedings, actual or threatened.

     Capital Distribution Regulation

     In addition to the prompt corrective action restriction on paying dividends described above, OTS regulations limit certain "capital distributions" by savings associations. Capital distributions are defined to include, in part, dividends and payments for stock repurchases and cash-out mergers.

     Under the regulation, an association that meets its capital requirements both before and after a proposed distribution and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 association") may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or
(ii) 75% of its net income over the most recent four-quarter period. A Tier 1 association may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. A savings association that meets its regulatory capital requirements both before and after a proposed distribution but does not meet its capital requirement (a "Tier 2 association") is authorized, after prior notice to the OTS but without OTS approval, to make capital distributions in an amount up to 75% of its net income over the most recent four-quarter period, taking into account all prior distributions during the same period. Any distribution in excess of this amount must be approved in advance by the OTS. A savings association that does not meet its current regulatory capital requirements (a "Tier 3 association") cannot make any capital distribution without prior approval from the OTS, unless the capital distribution is consistent with the terms of a capital plan approved by the OTS.

     The Bank's capital distributions have complied with the capital distribution rule. At December 31, 1998, the Bank qualified as a Tier 1 association for purposes of the capital distribution rule. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice. The requirements of the capital distribution regulation supersede less stringent capital distribution restrictions in earlier agreements or conditions.

     In January 1999, the OTS issued revised capital distribution rules to conform its requirements to its prompt corrective action regulations. The new rules take effect on April 1, 1999. Under the revised capital distribution rules, a savings institution that is a subsidiary of a savings and loan holding company must notify the OTS of a capital distribution at least 30 days prior to the declaration of a capital distribution, provided the total of all capital distributions made during that calendar year (including the proposed distribution) does not exceed the sum of the institution's year-to-date net income and its retained income for the preceding two years.

     A dividend application to the OTS is required if: (a) the amount of the proposed dividend exceeds the amount described in the preceding paragraph, (b) the institution is not entitled to "expedited treatment" under OTS regulations,
(c) the institution would not be at least "adequately capitalized" following the proposed capital distribution, or (d) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institution by the OTS. As of December 31, 1998, the Bank qualified for "expedited treatment" under OTS regulations. The OTS may disapprove a capital distribution notice or application if it determines that: (a) the institution would not be at least "adequately capitalized" following the capital distribution, (b) the distribution raises safety or soundness concerns, or

(c) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institution by the OTS.

     Qualified Thrift Lender Test

     In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

     Legislation permits a savings association to qualify as a qualified thrift lender ("QTL") not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by meeting the asset composition test under the Internal Revenue Code for a "domestic building and loan association." The Bank currently is a domestic building and loan association as defined in the Internal Revenue Code and, consequently is a QTL for purposes of HOLA.

     Legislation enacted in 1996 also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family, and household purposes (other than credit card, small business, and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At December 31, 1998 under the expanded QTL test, approximately 94.25% of the Bank's portfolio assets were qualified thrift investments, satisfying the QTL test.

     FDIC Assessments

     The deposits of the Bank are insured by the SAIF of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the SAIF. Under the FDIC's risk-based insurance system, SAIF-assessed deposits are currently subject to insurance premiums of between 0 and 27 basis points, depending upon the institution's capital position and other supervisory factors. The rate applicable to the Bank at December 31, 1998 was 0 basis points.

     Since January 1997, institutions with Bank Insurance Fund ("BIF") deposits have been required to share the cost of funding debt obligations issued by the Financing Corporation ("FICO"), a corporation established by the federal government in 1987 to finance the recapitalization of FSLIC. However, until the earlier of December 31, 1999 or the date of elimination of the thrift charter (see "--Savings Association Charter"), the FICO assessment rate for BIF deposits is only one-fifth of the rate applicable to SAIF deposits. Consequently, the annual FICO assessments to be added to deposit insurance premiums, which may be periodically adjusted, are expected to equal approximately 6.4 basis points for SAIF deposits and 1.3 basis points for BIF deposits from January 1, 1997 through December 31, 1999. Since January 1, 1997, FICO payments have been paid directly by SAIF and BIF institutions in addition to deposit insurance assessments. Recently proposed legislation would extend the difference between the BIF and SAIF contributions for an additional three years.

     Savings Association Charter

     Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national bank charters. In the absence of appropriate "grandfather" provisions, legislation eliminating the savings association charter could have a material adverse effect on the Bank and its parent holding companies because, among other things, these holding companies engage in activities that are not permissible for bank holding companies and the regulatory capital and accounting treatment for banks and savings associations differs in certain significant respects. The Company cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather rights for the Bank and its parent holding companies.

     Non-Investment Grade Debt Securities

     Savings associations and their subsidiaries are prohibited from investing in any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. The Bank does not own any non-investment grade debt securities.

     Community Reinvestment Act and the Fair Lending Laws

     Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association's failure to comply with the provisions of CRA could, as a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received an "Outstanding" rating in its most recently completed March 1997 CRA examination.

     Change of Control

     Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no individual may acquire control of a savings association if the OTS objects. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of voting stock of the savings association or savings and loan holding company (or 25% of any class of stock, whether or not voting) and, in either case, any of certain additional control factors specified in OTS regulations exist. GS Holdings is in compliance with these requirements.

     Under 1996 legislation, companies subject to the Bank Holding Company Act that acquire or own savings associations are no longer defined as savings and loan holding companies under the HOLA and, therefore, are not generally subject to supervision and regulation by the OTS. OTS approval is no longer required for a bank holding company to acquire control of an existing savings association, although the OTS has a consultative role with the FRB in examination, enforcement and acquisition matters. GS Holdings is not subject to the Bank Holding Company Act.

TAXATION

     Prior to the Golden State Acquisition, for federal income tax purposes, FN Holdings was included in the Mafco Group and accordingly, its federal taxable income and loss was included in the consolidated federal income tax return filed by Mafco Holdings. In connection with the Golden State Acquisition, the tax sharing agreement with Mafco Holdings was assumed by Golden State for taxable periods ending after the acquisition. Golden State, the successor of Parent Holdings, is the parent corporation of the Golden State affiliated group. Accordingly, after September 11, 1998, Golden State and its subsidiaries will file a consolidated federal income tax return. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Provision for Federal and State Income Taxes."

ITEM 2.  PROPERTIES

     The Company neither owns nor leases any properties directly. The executive offices of the Bank are located at 135 Main Street, San Francisco, California, 94105, and its telephone number is (415) 904-1100. The Bank leases approximately 97,000 square feet in the building in which its executive offices are located, under a ten-year lease expiring in 2001. In addition, the Bank leases two facilities near Sacramento, California including approximately 216,000 square feet in a multiple-building administrative facility under a ten-year lease expiring in 2001 and approximately 46,000 square feet in another administrative facility under a lease expiring in 2004. The Bank leases additional administrative office space in Dallas which includes approximately 46,000 square feet of space under a lease expiring in 2002.

     As part of the Cal Fed Acquisition, the Bank assumed the lease on executive offices and an office building of approximately 513,000 square feet. The Bank vacated all but approximately 44,000 square feet of this facility during the first half of 1997. The office lease was to expire in 2007, however, the Bank terminated its remaining liability on all space other than approximately 44,000 square feet by payment of approximately $28 million. The lease on the remaining 44,000 square feet terminates in 2003. In addition, Old California Federal had certain operating and administrative departments in a leased facility containing approximately 225,000 square feet located in Rosemead, California. The Bank vacated and subleased the Rosemead facility during the first half of 1997. The Rosemead lease expires in 2008.

     As part of the Golden State Acquisition, the Company acquired ten office buildings containing approximately 310,000 square feet of space. The Company plans to utilize 210,000 square feet of this space for its call center and loan servicing operations, and to sell the remaining 100,000 square feet. Accordingly, such space has been recorded as held for sale in the Company's accounting records. In addition, the Company assumed the lease on executive offices and branch office buildings totalling approximately 330,000 square feet. As of December 31, 1998, leases totalling 124,000 square feet expired. Of the remaining 206,000 square feet, the Company vacated all but approximately 15,000 square feet during the last quarter of 1998. It is the Company's intent to sublease all office space not expiring within the next year.

     At December 31, 1998, the Bank operated a total of 358 retail branches and maintained 69 vacant branch facilities which were consolidated as a result of certain branch purchases, the 1996 Acquisitions, the Cal Fed Acquisition, the Glen Fed Merger, and various consolidations of operations to West Sacramento. Of the 358 total operating retail branches, 126 were owned and 232 were leased. Some of these retail branches are multi-purpose facilities, housing loan production and administrative facilities in addition to retail space. Of the 69 vacant facilities (ten owned and 59 leased, all in California), 28 locations have been subleased.

     At December 31, 1998, there were 15 separate loan production offices, of which one was owned and 14 were leased, and which included three offices housing operations acquired in the LMUSA Purchases. All offices house wholesale lending operations. There were five vacant loan production facilities at December 31, 1998, all of which were leased and two of which have been subleased.

     In addition, the Bank operated 21 separate administrative facilities (8 owned and 13 leased) and maintained 14 vacant administrative facilities (2 owned and 12 leased). Of the 14 vacant administrative facilities, 10 were subleased. The administrative facilities include a 230,000 square foot owned building and an approximately 34,000 square foot leased building in Frederick, Maryland, which houses FNMC's operations, and approximately 73,000 square feet of leased space in two buildings in Dallas, which houses Auto One. A state-by-state breakdown of all retail branches, administrative facilities and loan production offices operated by the Bank at December 31, 1998 is shown in the following table:

                                     Branches                  Administrative Facilities            Loan Production Facilities
                           --------------------------       ------------------------------       -------------------------------
                           Owned      Leased   Vacant       Owned      Leased       Vacant       Owned        Leased      Vacant
                           -----      ------   ------       -----      ------       ------       -----        ------      ------
Arizona                      --          --     --           --          --           --           --            2          --
California                  125         226     69            8          10           13           --            7           2
Florida                      --          --     --           --          --            1           --           --          --
Illinois                     --          --     --           --          --           --           --           --           1
Maryland                     --          --     --           --          --           --           1             1           1
Minnesota                    --          --     --           --          --           --           --           --           1
Montana                      --          --     --           --          --           --           --            1          --
Nevada                        1           6     --           --          --           --           --            1          --
Pennsylvania                 --          --     --           --          --           --           --            1          --
Texas                        --          --     --           --           3           --           --           --          --
Washington                   --          --     --           --          --           --           --            1          --
                            ---         ---     --           --          --           --           --           --          --
     Total                  126         232     69            8          13           14           1            14           5
                            ===         ===     ==            =          ==           ==           =            ==           =


ITEM 3.  LEGAL PROCEEDINGS

     In addition to the Glendale Goodwill Litigation and the California Federal Litigation, GS Holdings and its subsidiaries are involved in other legal proceedings on claims incidental to the normal conduct of its business. See also "Business--Other Activities--Goodwill Litigation." Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on GS Holdings or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     All of the Company's common shares are owned by Golden State Financial Corporation. There is no public trading market for the Company's common stock.

     GS Holdings is an indirect, wholly owned subsidiary of Golden State. Ronald O. Perelman, a director of GS Holdings, 35 East 62nd Street, New York, New York 10021, through MacAndrews & Forbes, beneficially owns 33.9% of the Golden State common stock outstanding as of January 31, 1999. Hunter's Glen, a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a director of the Bank and GS Holdings, 200 Crescent Court, Suite 1350, Dallas, Texas 75201, owns 12.5% of the Golden State common stock outstanding as of January 31, 1999. The balance of the common stock of Golden State is publicly held. In addition, pursuant to the Golden State Merger agreement, Mafco Holdings and Hunter's Glen are entitled to receive contingent consideration based on certain conditions, which contingent consideration could cause the ownership percentages of Mafco Holdings and Hunter's Glen to increase.

     Dividends

     During 1998, 1997 and 1996, dividends on GS Holdings' common stock totalled $874.2 million, $71.1 million and $74.2 million, respectively. See further discussion of dividend restrictions in note 27 of GS Holdings' 1998 consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The data presented below represents selected financial data relative to the Company for, and as of the end of, each of the years in the five-year period ended December 31, 1998.

                                                                  Year Ended December 31,
                                              --------------------------------------------------------------
                                               1998(1)       1997(2)       1996(3)      1995         1994(4)
                                               ----          ----          ----         ----         ----
                                                                   (dollars in millions)
     SELECTED OPERATING DATA
     Interest income                          $2,549        $2,103        $1,234       $1,076        $ 293
     Interest expense                          1,774         1,441           808          735          200
     Net interest income                         775           662           426          341           93
     Provision for loan losses                    40            80            40           37            6
     Noninterest income                          477           364           654          151           42
     Noninterest expense                         761           649           491          333           96
     Income before taxes, minority interest
         and extraordinary item                  451           297           549          122           33
     Income tax expense (benefit) (5)            (96)           47           (73)         (58)           3
     Income before minority interest
         and extraordinary item                  547           250           622          180           30
     Minority interest (6)                       110            89            43           35           --
     Income before extraordinary item            437           161           579          145           30
     Extraordinary item: (loss)/gain on early
         extinguishment of debt, net             (99)           --            (2)           2            1

     Net income                                  338           161           577          147           31

     SELECTED PERFORMANCE RATIOS
     Return on average assets (7)               0.86%         0.52%         3.37%        1.00%        0.69%
     Return on average common equity (8)       23.66         19.11         72.71        39.33        16.05
     Average equity to average assets           3.64          2.83          4.85         2.54         3.90
     Yield on interest-earning assets (9)       7.23          7.53          7.76         7.71         6.85
     Cost of interest-bearing liabilities (10)  4.96          5.16          5.15         5.35         4.83
     Net interest margin (11)                   2.20          2.37          2.68         2.44         2.18
     Efficiency ratio of the Bank (12)         50.32         51.16         54.88        63.47          N/A


     RATIO OF EARNINGS TO COMBINED
       FIXED CHARGES, MINORITY INTEREST
       AND PREFERRED STOCK DIVIDENDS (13)
     Excluding interest on deposits             1.31x         1.24x         2.13x        1.27x        1.32x
     Including interest on deposits             1.18          1.13          1.58         1.11         1.16

                                                                       Year Ended December 31,
                                                  --------------------------------------------------------------
                                                  1998(1)        1997(2)       1996(3)        1995        1994(4)
                                                  ----           ----          ----           ----        ----
                                                                        (dollars in millions)
     SELECTED FINANCIAL DATA
     Securities available for sale (14)         $   771         $   813        $   542      $   349      $    45
     Securities held to maturity (14)               251              58              4            1          412
     Mortgage-backed securities available
         for sale                                12,948           5,077          1,599        1,478           --
     Mortgage-backed securities held
         to maturity (14)                         2,771           1,338          1,622        1,524        3,154
     Loans receivable, net                       30,281          19,424         10,213        8,830        9,967
     Total assets                                54,798          31,347         16,618       14,667       14,684

     Deposits                                    24,647          16,203          8,502       10,242        9,197
     Securities sold under agreements
         to repurchase                            4,238           1,842          1,583          970        1,883
     Borrowings                                  22,376          10,770          4,903        2,393        2,809
     Total liabilities                           52,472          29,517         15,390       13,904       14,030
     Minority interest                              593             986            309          301          301
     Stockholder's equity                         1,732             844            919          462          353

     REGULATORY CAPITAL RATIOS OF THE BANK
     Tangible capital                              5.29%           5.65%          7.17%        5.84%        5.50%
     Core capital                                  5.29            5.65           7.17         5.84         5.50
     Risk-based capital:
         Core capital                             10.27           10.14          11.50         9.14         8.86
         Total capital                            11.69           11.93          13.62        11.34        11.01

     SELECTED OTHER DATA
     Number of full service customer facilities     358             225            116          160          156
     Loans serviced for others (15)             $68,803         $47,933        $44,034      $27,901       $7,475
     Number of employees                          8,215           5,235          3,547        3,619        3,573
     Non-performing assets as a
         % of the Bank's total assets              0.57%          0.87%           1.36%       1.50%         1.49%

     ------------------

       (1) On September 11, 1998, the Company consummated the Glen Fed Merger, acquiring assets with fair values totalling approximately $18.8 billion and liabilities (including deposit liabilities) with fair values totalling approximately $17.7 billion. In addition, on September 11, 1998, the Company consummated the Florida Branch Sale, with associated deposit accounts totalling $1.4 billion, which resulted in a pre-tax gain of $108.9 million. Noninterest expense for the year ended December 31, 1998 includes $59.2 million in merger and integration costs.

       (2) On January 3, 1997, the Company acquired assets with fair values totalling approximately $14.2 billion and liabilities (including deposit liabilities) with fair values totalling approximately $12.9 billion in the Cal Fed Acquisition. In addition, on May 31, 1997, the Company consummated the Weyerhaeuser Purchase, acquiring a $3.2 billion loan servicing portfolio. Noninterest income for the year ended December 31, 1997 includes pre-tax gains of $14.0 million on the sale of MSRs, $25 million on the sale of ACS stock, and $3.6 million on the sale of deposits. Noninterest expense for the year ended December 31, 1997, includes a $29.0 million provision for professional fees and unreimbursable costs related to the foreclosure of 1-4 unit residential loans serviced for others.

       (3) On January 31, 1996, FNMC consummated the 1996 LMUSA Purchase, acquiring a $14.1 billion loan servicing portfolio. On February 1, 1996, the Company acquired SFFed, with assets at fair values totalling approximately $4 billion and liabilities (including deposit liabilities) with fair values totalling approximately $3.8 billion. During the year ended December 31, 1996, the Company closed the Branch Sales, with associated deposit accounts totalling $4.6 billion. Noninterest income for the year ended December 31, 1996 includes pre-tax gains of $363.3 million related to the Branch Sales. Noninterest expense for the year ended December 31, 1996 includes a pre-tax charge of $60.1 million for the Special SAIF Assessment (as defined herein).

       (4) On October 3, 1994, effective immediately following the close of business on September 30, 1994, the Company acquired assets with fair values totalling approximately $14.1 billion and liabilities (including deposit liabilities) with fair values totalling approximately $13.4 billion from Old FNB.

       (5) Income tax expense recorded in 1994 after the FN Acquisition represents federal AMT reduced, to the extent of 90%, by net operating loss carryovers, and state tax at an assumed rate of 8%. Income tax benefit for 1996 and 1995 includes the recognition of a deferred tax benefit of $125 million and $69 million, respectively, offset by federal AMT tax reduced, to the extent of 90%, by net operating loss carryovers and state tax generally at an assumed rate of 8%. Income tax expense for 1997 and the first half of 1998 represents federal AMT reduced, to the extent of 90%, by net operating loss carryovers, and state tax at an assumed rate of 11%. On June 30, 1998, the Bank recorded a $250 million reduction of the valuation allowance related to its deferred tax asset. Income tax expense for the second half of 1998 represents an effective tax rate of 42%.

       (6) Represents dividends on the REIT Preferred Stock, net of related tax benefit and the Bank Preferred Stock. The REIT Preferred Stock was issued on January 31, 1997. Minority interest for the year ended December 31, 1998 also includes a 20% minority interest in Auto One.

       (7) Return on average assets represents net income as a percentage of average assets for the periods presented.

       (8) Return on average common equity represents net income available to common stockholders as a percentage of average common equity for the periods presented.

       (9) Yield on interest-earning assets represents interest income as a percentage of average interest-earning assets.

       (10) Cost of interest-bearing liabilities represents interest expense as a percentage of average interest-bearing liabilities.

       (11) Net interest margin represents net interest income as a percentage of average interest-earning assets.

       (12) Efficiency ratio represents noninterest expense reduced by goodwill amortization as a percentage of net interest income plus noninterest income (adjusted for non-recurring items). The efficiency ratio was not meaningful to the Bank's operations in 1994 due to the limited nature of such operations during the period prior to the consummation of the FN Acquisition.

       (13) Earnings used in computing the ratio of earnings to combined fixed charges and minority interest consist of income before income taxes, extraordinary item and minority interest and fixed charges consist of interest expense on borrowings, the interest component of lease expense and, where indicated, interest expense on deposits.

       (14) Fluctuation in securities and mortgage-backed securities held to maturity and securities and mortgage-backed securities available for sale from December 31, 1994 to December 31, 1995 resulted from the reclassification of substantially all securities and mortgage-backed securities (except for mortgage-backed securities resulting from the securitization with recourse of certain of the Bank's loans) from held to maturity to securities available for sale on December 29, 1995.

       (15) Includes loans serviced by the Bank and its subsidiaries, excluding loans serviced for the Bank by FNMC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GS Holdings is a holding company whose only significant asset is all of the common stock of California Federal. As such, GS Holdings' principal business operations are conducted by California Federal and its subsidiaries.

     The following discussion should be read in conjunction with the Consolidated Financial Statements of GS Holdings and the notes thereto included elsewhere in this Form 10-K. The following discussion includes historical information relating to GS Holdings, including the effects of the Golden State Acquisition and the Cal Fed Acquisition for the periods since consummation on September 11, 1998 and January 3, 1997, respectively.

GENERAL

     GS Holdings, which is headquartered in San Francisco, California, is a diversified financial services company that primarily serves consumers in California and to a lesser extent, in Nevada. The Company's principal business consists of (i) operating retail deposit branches that provide retail consumers and small businesses with deposit products such as demand, transaction and savings accounts; investment products such as mutual funds, annuities and insurance; and (ii) mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market and servicing loans for itself and others. To a lesser extent, the Company originates and/or purchases certain commercial real estate, commercial and consumer loans for investment. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, collections on loans, asset sales and retained earnings. Refer to note 25 of the Company's consolidated financial statements for additional information about the Company's business segments.

     The following is a description of the Company's two most significant acquisitions which have occurred since the FN Acquisition. Each of the acquisitions was recorded using the purchase method of accounting. Under this method of accounting, the purchase price of the acquisition is allocated to the assets and liabilities acquired based on their fair market values as of the date of the acquisition. For further historical summary of the Company's acquisition and divestiture activity, see "Business--General."

     The Golden State Acquisition

     On September 11, 1998, Parent Holdings and Hunter's Glen completed the Golden State Merger in a tax-free exchange of shares, accounted for under the purchase method of accounting. Pursuant to the Golden State Merger agreement,
(i) FN Holdings contributed all of its assets (including all of the common stock of the Bank) to GS Holdings, (ii) Parent Holdings which then owned all of the common stock of FN Holdings, merged with and into Golden State, which indirectly owned 100% of the common stock of Glendale Federal, (iii) FN Holdings merged with and into GS Financial, which owned all of the common stock of Glendale Federal and (iv) Glendale Federal merged with and into the Bank. At September 11, 1998, Glendale Federal had total assets of approximately $18.9 billion and deposits of $11.3 billion and operated 181 branches and 26 loan offices in California.

     At December 31, 1998, the parent company, Golden State, a publicly traded company, had approximately 128.6 million common shares outstanding. As a result of the Golden State Merger, California Federal is the fourth largest insured depository institution headquartered in California. The transaction combined Glendale Federal's lower-cost deposit generation ability with California Federal's strong asset origination capability. Further, it broadened the base from which to expand California Federal's consumer and business banking franchise. The Golden State Acquisition is expected to result in economies of scale with estimated pre-tax expense savings of $160 million annually, after being fully phased in.

     The Cal Fed Acquisition

     On January 3, 1997, FN Holdings acquired Cal Fed and Old California Federal for approximately $1.2 billion in cash and the issuance of the CALGLs. At December 31, 1996, Old California Federal had approximately $14.1 billion in assets, $8.9 billion in deposits and operated 119 branches in California and Nevada. Upon consummation of the Cal Fed Acquisition, the Bank merged with Old California Federal, with Old California Federal surviving. In connection with the financing of the Cal Fed Acquisition, the Bank received a capital contribution of approximately $685 million from FN Holdings. In addition, stockholder's equity increased $172.5 million due to the assumption by the Bank of the 10 5/8% Preferred Stock.

     As a result of the Cal Fed Acquisition, the Company gained a substantial presence in Southern California. In order to realize economies of scale and cost reduction opportunities presented by the Cal Fed Acquisition, the Company began to consolidate or eliminate duplicative back office operations and administrative and management functions. The Company presently estimates that, as a result of these measures, it saved approximately $68 million in noninterest expense during the first twelve months of operations following the Cal Fed Acquisition as compared to operating Old California Federal on a stand-alone basis.

     As a result of the Cal Fed Acquisition, the Company became obligated with respect to the following outstanding debt securities of Old California Federal:
(i) $50 million of the 10.668% Subordinated Notes, (ii) $2.6 million of the 6 1/2% Convertible Subordinated Debentures and (iii) $4.3 million of the 10% Subordinated Debentures Due 2003. See "Business--Sources of Funds."

     Recent Accounting Changes

     On June 28, 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 ("SFAS No. 127"). SFAS No. 127 defers for one year the effective date (i) of paragraph 15 of SFAS No. 125 and (ii) of paragraphs 9-12 and 237(b) of SFAS No. 125 for repurchase agreement, dollar-roll, securities lending and similar transactions. SFAS No. 127 provides additional guidance on the types of transactions for which the effective date of SFAS No. 125 has been deferred. It also requires that if it is not possible to determine whether a transaction occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending, or similar transaction, then paragraphs 9-12 of SFAS No. 125 should be applied to that transfer. The Company adopted SFAS No. 125, as amended by SFAS No. 127, on January 1, 1997. Such adoption did not have a material impact on the Company's consolidated financial statements.

     In February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. SFAS No. 129 supersedes capital structure disclosure requirements found in previous accounting pronouncements and conditions them into one statement for ease of retrieval and greater visibility for non-public entities. These disclosures are required for financial statements for periods ending after December 15, 1997. As SFAS No. 129 makes no changes to previous accounting pronouncements as those pronouncements applied to the Company, the adoption of SFAS No. 129 had no impact on the Company's results of operations and financial condition.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement, which the Company adopted effective October 1, 1997, had no impact on the financial condition or results of operations of the Company, but did impact the Company's disclosure requirements.

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.
This statement has no impact on the financial condition or results of operations of the Company, but has required changes in the Company's disclosure requirements.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), an amendment of FASB Statements No. 87, 88 and 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for earlier periods provided for comparative purposes, if available. The Company has not experienced any material revision in its disclosures as a result of the adoption of SFAS No. 132.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. SFAS No. 133 applies to all entities and amends SFAS Statements No. 107, Disclosures About Fair Values of Financial Instruments, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. SFAS No. 133 supersedes FASB Statements No. 80, Accounting for Futures Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. Management has established a multi-disciplinary task force to assess the statement's effect on the Company's consolidated financial statements and to coordinate its implementation.

     In October 1998, the FASB issuesd SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of SFAS No. 65. SFAS No. 65 Accounting for Certain Mortgage Banking Activities, as amended by SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter after December 15, 1998. Early application is encouraged and is permitted as of the issuance of this statement. The Company adopted SFAS No. 134 effective October 1, 1998. Such adoption did not have a material impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

     GS Holdings reported net income for the year ended December 31, 1998 of $338.0 million compared with net income of $161.4 million in 1997. Net income for the year ended December 31, 1998 included a $250 million reduction of the valuation allowance related to the Company's deferred tax asset and pre-tax gains of $108.8 million on the sale of branches, partially offset by $98.7 million in extraordinary loss, net of income taxes, related to expenses and tender premiums paid in connection with the Debt Tender Offers, $59.2 million in pre-tax merger and integration costs related to the Golden State Acquisition and $36.9 million in minority interest related to net premiums and expenses in connection with the Bank Preferred Stock Tender Offers. Excluding these non-recurring items, net income for the year ended December 31, 1998 totalled $194.8 million.

     The year-to-year comparisons set forth below, including the changes in magnitude of the various items between periods, have been affected by the acquisitions and dispositions described above and consummated during the periods involved.

     The following table sets forth, for the periods and at the dates indicated, information regarding GS Holdings' consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of GS Holdings.


                                                                   Year Ended December 31,
                                          ---------------------------------------------------------------------------
                                                   1998                     1997                      1996
                                          -----------------------  ------------------------  ------------------------
                                          Average         Average  Average          Average  Average          Average
                                          Balance Interest  Rate   Balance Interest   Rate   Balance Interest   Rate
                                          ------- --------  ----   ------- --------   ----   ------- --------   ----
                                                                    (dollars in millions)
ASSETS
     Interest-earning assets (1):
         Securities and interest-bearing
           deposits in banks (2)         $  1,121    $ 77   6.84%  $1,015  $   62     6.11%  $   566   $   35    6.15%
         Mortgage-backed securities
           available for sale               7,952     482   6.07    4,485     298     6.64     1,697      116    6.83
         Mortgage-backed securities
           held to maturity                 1,753     135   7.67    1,482     113     7.65     1,766      135    7.65
         Loans held for sale                1,652     116   7.01    1,068      77     7.15       855       62    7.20
         Loans receivable, net             22,772   1,739   7.64   19,859   1,553     7.82    10,994      885    8.05
         Covered Assets, net                   --      --     --       --      --       --        26        1    5.41
                                         --------   -----          ------   -----            -------   ------
         Total interest-earning assets     35,250   2,549   7.23%  27,909   2,103     7.53%   15,904    1,234    7.76%
                                                    -----                   -----                      ------
     Noninterest-earning assets             4,017                   2,847                      1,210
                                         --------                 -------                    -------

           Total assets                  $ 39,267                 $30,756                    $17,114
                                         ========                 =======                    =======

LIABILITIES, MINORITY INTEREST AND
     STOCKHOLDER'S EQUITY
     Interest-bearing liabilities:
         Deposits                        $ 18,866   $ 791   4.19%  $16,728  $ 747     4.47%   $9,360     $419    4.48%
         Securities sold under agreements
           to repurchase                    2,805     154   5.40     2,512    141     5.52     2,109      120    5.70
         Borrowings (3)                    14,084     829   5.89     8,702    553     6.36     4,220      269    6.38
                                         --------   -----          -------  -----             ------     ----
         Total interest-bearing
           liabilities                     35,755   1,774   4.96%   27,942  1,441     5.16%   15,689      808    5.15%
                                                    -----                   -----                        ----
     Noninterest-bearing liabilities        1,204                    1,011                       286
     Minority interest                        878                      932                       309
     Stockholder's equity                   1,430                      871                       830
                                         --------                  -------                    ------
         Total liabilities, minority
           interest and stockholder's
           equity                        $ 39,267                  $30,756                   $17,114
                                         ========                  =======                   =======
     Net interest income                            $ 775                   $ 662                        $426
                                                    =====                   =====                        ====
     Interest rate spread                                   2.27%                     2.37%                      2.61%
                                                            ====                      ====                       ====
     Net interest margin                                    2.20%                     2.37%                      2.68%
                                                            ====                      ====                       ====
     Average equity to average assets                       3.64%                     2.83%                      4.85%
                                                            ====                      ====                       ====

    ------------------

     (1) Nonaccruing assets are included in the average balances for the periods indicated.

     (2) Includes interest-bearing deposits in other banks and securities purchased under agreements to resell.

     (3) Interest and average rate include the impact of interest rate swaps.

     The following table presents certain information regarding changes in interest income and interest expense of GS Holdings during the periods indicated. The dollar amount of interest income and interest expense fluctuates depending upon changes in the respective interest rates and upon changes in the respective amounts (volume) of the Company's interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) volume (change in average outstanding balance multiplied by the prior year's rate) and (ii) rate (change in average interest rate multiplied by the prior year's volume). Changes attributable to both volume and rate have been allocated proportionately.

                                                                               Year ended December 31,
                                                            -----------------------------------------------------------
                                                                    1998 vs. 1997                  1997 vs. 1996
                                                            ----------------------------   ----------------------------
                                                             Increase (Decrease) Due to     Increase (Decrease) Due to
                                                            ----------------------------   ----------------------------
                                                              Volume    Rate       Net        Volume    Rate     Net
                                                              ------    ----       ---        ------    ----     ---
                                                                                    (in millions)

      INTEREST INCOME:
         Securities and interest-bearing deposits in banks   $  7      $  8       $ 15         $ 28    $ (1)     $ 27
         Mortgage-backed securities available for sale        209       (24)       185          185      (3)      182
         Mortgage-backed securities held to maturity           21        --         21          (22)     --       (22)
         Loans held for sale                                   40        (1)        39           15      --        15
         Loans receivable, net                                221       (35)       186          692     (24)      668
         Covered assets, net                                   --        --         --           (1)     --        (1)
                                                             ----      ----       ----         ----    ----      ----
               Total                                          498       (52)       446          897     (28)      869
                                                             ----      ----       ----         ----    ----      ----


      INTEREST EXPENSE:
         Deposits                                              84       (40)        44          329      (1)      328
         Securities sold under agreements to repurchase        16        (3)        13           24      (3)       21
         Borrowings                                           314       (38)       276          285      (1)      284
                                                             ----      ----       ----         ----    ----      ----
               Total                                          414       (81)       333          638      (5)      633
                                                             ----      ----       ----         ----    ----      ----

         Change in net interest income                       $ 84      $ 29       $113         $259    $(23)     $236
                                                             ====      ====       ====         ====    ====      ====

     The volume variances in total interest income and total interest expense for the year ended December 31, 1998 compared to 1997 are largely due to increased purchases of mortgage-backed securities funded with FHLB advances, the net impact of the Refinancing Transactions and the additional volume related to the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale. The positive total rate variance of $29 million is attributed to the lower cost of funds on deposits, lower interest rates paid on new borrowings (including the Refinancing Transactions) and the lower costing liabilities assumed in the Golden State Acquisition, partially offset by the comparatively lower market rates on mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

     The volume variances in total interest income and total interest expense for the year ended December 31, 1997 compared to the corresponding period in 1996 were largely due to the additional $17.0 billion in interest-earning assets acquired and $16.9 billion in interest-bearing liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, as well as the assumption of the FN Holdings 10 5/8% Notes. The negative total rate variance of $23 million was primarily attributable to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio, the assumption of the FN Holdings 10 5/8% Notes, the issuance of the FN Holdings 9 1/8% Senior Sub Notes and the impact of the additional wholesale borrowings used to finance the Branch Sales.

     Year Ended December 31, 1998 versus Year Ended December 31, 1997

     Interest Income. Total interest income was $2.5 billion for the year ended December 31, 1998, an increase of $446.1 million from the year ended December 31, 1997. Total interest-earning assets for the year ended December 31, 1998 averaged $35.3 billion, compared to $27.9 billion for the corresponding period in 1997. The yield on total interest-earning assets during the year ended December 31, 1998 decreased to 7.23% from 7.53% for the year ended December 31, 1997, primarily due to the lower market rates on mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

     GS Holdings earned $1.7 billion of interest income on loans receivable for the year ended December 31, 1998, an increase of $186.1 million from the year ended December 31, 1997. The average balance of loans receivable was $22.8 billion for the year ended December 31, 1998, compared to $19.9 billion for the same period in 1997. The weighted average rate on loans receivable decreased to 7.64% for the year ended December 31, 1998, from 7.82% for the year ended December 31, 1997, primarily due to declining market rates. The increase in the average volume is primarily due to the addition of $14.6 billion in loans acquired in the Golden State Acquisition.

     GS Holdings earned $115.7 million of interest income on loans held for sale for the year ended December 31, 1998, an increase of $39.4 million from the year ended December 31, 1997. The average balance of loans held for sale was $1.7 billion for the year ended December 31, 1998, an increase of $584 million from 1997, primarily due to increased originations and longer holding periods for jumbo loans during the year ended December 31, 1998. The weighted average yield on loans held for sale decreased to 7.01% for the year ended December 31, 1998, from 7.15% for the year ended December 31, 1997, primarily due to declining market rates.

     Interest income on mortgage-backed securities available for sale was $482.6 million for the year ended December 31, 1998, an increase of $184.8 million from the year ended December 31, 1997. The average portfolio balances increased $3.5 billion, to $8.0 billion, during the year ended December 31, 1998. The weighted average yield on these assets decreased from 6.64% for the year ended December 31, 1997 to 6.07% for the year ended December 31, 1998. The increase in the volume and decrease in the weighted average yield is primarily due to purchases of $9.0 billion of mortgage-backed securities and additions of $2.4 billion from the Golden State Acquisition, offset by prepayments of higher rate mortgage-backed securities since December 31, 1997. Additionally, the decline in yield was affected by a $19.8 million writedown recorded in 1998 to the carrying value of mortgage-backed securities available for sale determined to have an other-than-temporary impairment.

     Interest income on mortgage-backed securities held to maturity was $134.5 million for the year ended December 31, 1998, an increase of $21.2 million from the year ended December 31, 1997. The average portfolio balance increased $271 million to $1.8 billion during the year ended December 31, 1998, primarily attributed to the addition of $1.9 billion of the Company's multi-family loans securitized with FNMA during September 1998, having a weighted average rate of 7.39%. The weighted average rates for the years ended December 31, 1998 and 1997, were 7.67% and 7.65%, respectively.

     Interest income on securities and interest-bearing deposits in other banks was $76.7 million for the year ended December 31, 1998, an increase of $14.7 million from the year ended December 31, 1997. The average portfolio balance increased from $1.0 billion for the year ended December 31, 1997 to $1.1 billion for the year ended December 31, 1998, primarily due to the proceeds received from the GS Escrow Notes, used to fund the Refinancing Transactions during the third and fourth quarters of 1998. The increase in the weighted average rate from 6.11% for the year ended December 31, 1997 to 6.84% for the year ended December 31, 1998 is primarily due to $17.5 million in interest income received on a $65 million federal income tax refund related to Old California Federal and San Francisco Federal.

     Interest Expense. Total interest expense was $1.8 billion for the year ended December 31, 1998, an increase of $333.3 million from the year ended December 31, 1997. The increase is primarily the result of increased borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition, and the issuance of the GS Escrow Notes.

     Interest expense on customer deposits, including Brokered Deposits, was $791.1 million for the year ended December 31, 1998, an increase of $44.1 million from the year ended December 31, 1997. The average balance of customer deposits outstanding increased from $16.7 billion to $19.0 billion during 1998. The increase in the average balance is primarily due to $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in Florida Branch Sale, both of which occurred late in the third quarter of 1998. The overall weighted average cost of deposits decreased to 4.19% for the year ended December 31, 1998 from 4.47% for the year ended December 31, 1997, primarily due to the higher average balance of lower rate custodial transaction accounts in 1998 and the lower cost of funds on deposits assumed in the Golden State Acquisition.

     Interest expense on securities sold under agreements to repurchase totalled $153.7 million for the year ended December 31, 1998, an increase of $13.2 million from the year ended December 31, 1997. The average balance of such borrowings for the years ended December 31, 1998 and 1997, was $2.8 billion and $2.5 billion, respectively. The weighted average interest rate on these instruments decreased to 5.40% during the year ended December 31, 1998, from 5.52% for the year ended December 31, 1997, primarily due to a decrease in rates on new borrowings compared to such borrowings during 1997.

     Interest expense on borrowings totalled $829.3 million for the year ended December 31, 1998, an increase of $276.0 million from the year ended December 31, 1997. The average balance outstanding for the years ended December 31, 1998 and 1997 was $14.1 billion and $8.7 billion, respectively. The weighted average interest rate on these instruments decreased to 5.89% in 1998 from 6.36% in 1997, primarily due to declining market rates in 1998 and the net impact of the Refinancing Transactions. The change in the volume includes the net impact of the Refinancing Transactions and the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition as well as the increase in FHLB advances used to fund the purchase of mortgage-backed securities and to fund the sale of deposits in the Florida Branch Sale.

     Net Interest Income. Net interest income was $774.7 million for the year ended December 31, 1998, an increase of $112.8 million from the year ended December 31, 1997. The interest rate spread decreased to 2.27% for the year ended December 31, 1998 from 2.37% for the year ended December 31, 1997, primarily as a result of prepayments of higher rate interest-earning assets that were replaced with interest-earning assets having comparatively lower yields. The effect of lower yielding assets was partially offset by lower rates on interest-bearing liabilities in a declining rate environment.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gains on sales of loans and assets, dividends on FHLB stock and gain on sale of branches, was $477.0 million for the year ended December 31, 1998, an increase of $112.5 million from the year ended December 31, 1997. Income for the year ended December 31, 1998 reflects a $108.8 million gain on sale of branches attributed primarily to the Florida Branch Sale. Income for the year ended December 31, 1997 includes gains of $14.0 million from the Servicing Sale and $25.0 million from the sale of ACS stock.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $132.5 million for the year ended December 31, 1998, compared to $143.7 million for the year ended December 31, 1997. Although the single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $44.9 billion at December 31, 1997, to $65.4 billion at December 31, 1998, loan servicing fees reflected a $16.7 million increase in amortization of residential servicing rights, primarily due to increased prepayments. During the year ended December 31, 1998, California Federal sold $7.9 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $5.5 billion of such sales for the corresponding period in 1997.

     Customer banking fees were $121.3 million for the year ended December 31, 1998, compared to $100.3 million for the year ended December 31, 1997. The increase is primarily attributed to the impact of increased revenues from the retail banking operations acquired in the Golden State Acquisition, partially offset by the impact of the Florida Branch Sale.

     Gain on sale of branches was $108.8 million for the year ended December 31, 1998, compared to $3.6 million in 1997. The increase is primarily attributed to the Florida Branch Sale in 1998.

     Gain on sales of loans was $54.2 million for the year ended December 31, 1998, compared to $24.7 million for the year ended December 31, 1997. The increase in 1998 is primarily attributed to $19.2 million in additional gains from residential loan sales in 1998 and the effects of early payoffs of commercial loans with unamortized discounts of $10.3 million.

     Gain on sale of assets was $.2 million for the year ended December 31, 1998, compared to $38.2 million for the year ended December 31, 1997. The gain in 1997 includes a $25 million gain on the sale of the Company's remaining shares of ACS stock and a $14.0 million gain related to the Servicing Sale.

     Dividends on FHLB stock were $36.0 million for the year ended December 31, 1998, an increase of $11.3 million from the year ended December 31, 1997, reflecting an increase in the amount of such stock owned by the Company, primarily as a result of an increase in borrowings on FHLB advances, including the addition of $5.4 billion assumed in the Golden State Acquisition as well as the advances used to fund the purchase of mortgage-backed securities and the Florida Branch Sale.

     Noninterest Expense. Total noninterest expense was $761.3 million for the year ended December 31, 1998, an increase of $112.6 million from the year ended December 31, 1997. The variance between the two periods is primarily attributed to $59.2 million in merger and integration costs incurred in connection with the Golden State Acquisition and increases of $37.1 million in compensation and $15.5 million in occupancy and equipment primarily as a result of the Golden State Acquisition and the Auto One and GSAC Acquisitions. Partially offsetting these increases is a $29.0 million provision for unreimbursable costs in 1997 related to the foreclosure of single-family loans serviced for others (reflected as loan expense and professional fees).

     Compensation and employee benefits expense was $293.6 million for the year ended December 31, 1998, an increase of $37.1 million from the year ended December 31, 1997. The increase is primarily attributed to the effect of the Golden State Acquisition and the Auto One and GSAC Acquisitions.

     Occupancy and equipment expense was $97.5 million in 1998 compared to $81.9 million in 1997. This increase reflects the effects of the Golden State Acquisition offset by the Florida Branch Sale.

     Loan expense was $48.2 million for the year ended December 31, 1998, a decrease of $12.3 million from the year ended December 31, 1997. The decrease is primarily attributed to a $25.0 million provision for unreimbursable costs related to the foreclosure of single-family loans serviced for others recorded during the year ended December 31, 1997, partially offset by additional expenses (such as outside appraisal fees, inspection fees and pass-through interest expense) associated with higher volume of loans serviced.

     Merger and integration costs, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition, were $59.2 million for the year ended December 31, 1998.

     Provision for Income Tax. During the years ended December 31, 1998 and 1997, GS Holdings recorded an income tax benefit of $96.3 million and income tax expense of $47.1 million, respectively. Based on resolutions of federal income tax audits and favorable future earnings expectations, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $250 million in the second quarter of 1998 in addition to the amount used to offset income during the period. GS Holdings' effective Federal tax rate was (30)% and 2% during the years ended December 31, 1998 and 1997, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the reductions in the deferred tax asset valuation allowance, partially offset by nondeductible goodwill amortization. GS Holdings' effective state tax rate was 9% and 14% during the years ended December 31, 1998 and 1997, respectively. Effective July 1, 1998, the Company's marginal tax rate for future periods increased to 42%.

     Minority Interest. Minority interest for the year ended December 31, 1998 includes $36.9 million in net premiums and expenses related to the Bank Preferred Stock Tender Offers. Dividends on the Bank Preferred Stock and the REIT Preferred Stock totalling $42.1 million and $45.6 million were also recorded during the year ended December 31, 1998. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statements of income net of the income tax benefit of $12.5 million for the year ended December 31, 1998. Minority interest for the year ended December 31, 1998 also includes $2.2 million representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     Dividends on the Bank Preferred Stock and the REIT Preferred Stock totalling $52.7 million and $41.9 million, respectively, were recorded during the year ended December 31, 1997. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statements of income net of the income tax benefit of $5.3 million for the year ended December 31, 1997, which will inure to the company as a result of the deductibility of such dividends for income tax purposes, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest for the year ended December 31, 1998 also includes $2.2 million representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     Extraordinary Item. During the year ended December 31, 1998, the Company purchased $914.5 million aggregate principal amount of the FN Holdings Notes in the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $1.1 billion. The amount of expenses and tender premiums paid in connection with such purchase totalled $98.7 million, net of income taxes and is reflected as an extraordinary loss on early extinguishment of debt on GS Holdings' consolidated statements of income for the year ended December 31, 1998.

     Year Ended December 31, 1997 versus Year Ended December 31, 1996

     Net Income. GS Holdings reported net income for the year ended December 31, 1997 of $161.4 million compared with net income of $577.5 million in 1996. Net income for the year ended December 31, 1997 included pre-tax gains of $25.0 million from the sale of the remaining ACS stock, $14.0 million on the sale of mortgage servicing rights and $3.6 million on the sales of branches, partially offset by a $29.0 million provision for professional fees and additional unreimbursable costs related to the foreclosure of 1-4 unit residential mortgage loans serviced for others. Net income for the year ended December 31, 1996 included $363.3 million in pre-tax gains on sales of branches, $40.4 million in pre-tax gains from the sale of ACS stock, $25.6 million in pre-tax income recognized in connection with the termination of the Assistance Agreement and the recognition of a $125.0 million deferred tax benefit, partially offset by a $60.1 million charge for the Special SAIF Assessment. Excluding non-recurring and expected non-recurring items, net income for the years ended December 31, 1997 and 1996 totalled $160.5 million and $146.7 million, respectively.

     Interest Income. Total interest income was $2.1 billion for the year ended December 31, 1997, an increase of $869 million from the year ended December 31, 1996. The interest-earning assets acquired in the Cal Fed Acquisition and the 1996 Acquisitions resulted in total interest-earning assets for the year of 1997 averaging $27.9 billion, compared to $15.9 billion for the corresponding period in 1996. The weighted average yield on total interest-earning assets during the year ended December 31, 1997 decreased to 7.53% compared to 7.76% for the year ended December 31, 1996, primarily due to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio.

     GS Holdings earned $1.6 billion of interest income on loans receivable for the year ended December 31, 1997, an increase of $668 million from the year ended December 31, 1996. The loans acquired in the Cal Fed Acquisition and the 1996 Acquisitions contributed most of the additional interest income in 1997 and resulted in an increase in the average balance of loans receivable to $19.9 billion for the year ended December 31, 1997 from $11.0 billion for the year ended December 31, 1996. The weighted average yield on loans receivable decreased to 7.82% for the year ended December 31, 1997 from 8.05% for the comparable period in 1996, due primarily to the addition of $10.1 billion in loans from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio.

     In addition, GS Holdings earned $77 million of interest income on loans held for sale for the year ended December 31, 1997, an increase of $15 million from the year ended December 31, 1996. The average balance of loans held for sale was $1.1 billion for the year ended December 31, 1997, an increase of $213 million from the comparable period in 1996, due primarily to increased originations. The weighted average yield on loans held for sale decreased slightly to 7.15% for the year ended December 31, 1997 from 7.20% for the year ended December 31, 1996, primarily due to the portfolio consisting of a higher percentage of lower-rate adjustable rate loans in 1997 compared to a predominantly fixed-rate portfolio in 1996.

     Interest income on mortgage-backed securities available for sale was $298 million for the year ended December 31, 1997, an increase of $182 million from the year ended December 31, 1996. The average portfolio balances increased $2.8 billion, to $4.5 billion, during the year ended December 31, 1997 compared to the same period in 1996. The weighted average yield on these assets decreased from 6.83% for the year ended December 31, 1996 to 6.64% for the year ended December 31, 1997. The increase in the volume and decrease in the weighted average yield was primarily due to the acquisition of $2.0 billion in mortgage-backed securities from the Cal Fed Acquisition and the purchase of $2.6 billion in other mortgage-backed securities during 1997.

     Interest income on mortgage-backed securities held to maturity was $113 million for the year ended December 31, 1997, a decrease of $22 million from the year ended December 31, 1996. The average portfolio balance decreased $284 million, to $1.5 billion, during the year ended December 31, 1997 compared to the same period in 1996.

     There was no interest income from Covered Assets for the year ended December 31, 1997, as a result of the disposal of all remaining Covered Assets in August 1996.

     Interest income from securities and interest-bearing deposits in banks was $62 million for the year ended December 31, 1997, an increase of $27 million from the year ended December 31, 1996. The average portfolio balance increased to $1.0 billion, an increase of $449 million from the year ended December 31, 1996, primarily due to the assets acquired in the Cal Fed Acquisition and purchases of short-term investment securities made by the Company during 1997 to meet liquidity needs. The weighted average yield on these assets decreased to 6.11% for the year ended December 31, 1997 from 6.15% for the year ended December 31, 1996, primarily due to a shift in the mix to lower-rate interest-bearing deposits acquired in the Cal Fed Acquisition, along with a decline in yields earned on interest-bearing deposits in other banks.

     Interest Expense. Total interest expense was $1.4 billion for the year ended December 31, 1997, an increase of $633 million from the year ended December 31, 1996. The increase was the result of additional interest-bearing liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the assumption of the FN Holdings 10 5/8% Notes, the issuance of the FN Holdings 91/8% Senior Sub Notes and incrementally higher rates paid on the additional borrowings used to replace the retail deposits sold in the Branch Sales.

     Interest expense on customer deposits, including Brokered Deposits, was $747 million for the year ended December 31, 1997, an increase of $328 million from the year ended December 31, 1996. The average balance of customer deposits outstanding increased from $9.4 billion to $16.7 billion for the years ended December 31, 1996 and 1997, respectively, primarily due to $9.0 billion in deposits assumed in the Cal Fed Acquisition. The overall weighted average cost of deposits was 4.47% for the year ended December 31, 1997 and 4.48% for the year ended December 31, 1996.

     Interest expense on securities sold under agreements to repurchase totalled $141 million for the year ended December 31, 1997, an increase of $21 million from the year ended December 31, 1996. The average balance of such borrowings for the years ended December 31, 1997 and 1996 was $2.5 billion and $2.1 billion, respectively. The increase in the average balance was primarily attributable to $1.1 billion of such liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by maturities and payoffs that were refinanced with FHLB advances and deposits acquired in the Cal Fed and Home Federal Acquisitions. The weighted average interest rate on these instruments decreased to 5.52% during the year ended December 31, 1997 from 5.70% for the year ended December 31, 1996, primarily due to a decrease in rates on new borrowings compared to such borrowings during 1996.

     Interest expense on borrowings totalled $553 million for the year ended December 31, 1997, an increase of $284 million from the year ended December 31, 1996. The increase was attributable to the net effect of borrowings assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the assumption of the FN Holdings 10 5/8% Notes, the issuance of the FN Holdings 91/8% Senior Sub Notes and additional borrowings to replace deposits sold in the Branch Sales, partially offset by the impact of a slight decrease in the rates paid on such borrowings. The average balance of borrowings outstanding for the years ended December 31, 1997 and 1996 was $8.7 billion and $4.2 billion, respectively. The weighted average interest rate on these borrowings decreased to 6.36% during the year ended December 31, 1997 from 6.38% for the year ended December 31, 1996, primarily due to the shorter average maturity of the portfolio during the year ended December 31, 1997 compared to the corresponding period in 1996, partially offset by the higher rates paid on the FN Holdings 10 5/8% Notes and the FN Holdings 91/8% Senior Sub Notes.

     Net Interest Income. Net interest income was $662 million for the year ended December 31, 1997, an increase of $236 million from the year ended December 31, 1996. The interest rate spread decreased to 2.37% for the year ended December 31, 1997 from 2.61% for the year ended December 31, 1996.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on the sales of branches and on sales of residential mortgage loans and MSRs, was $364 million for the year ended December 31, 1997, a decrease of $289 million from the year ended December 31, 1996. Income for the year ended December 31, 1997 included a $14.0 million gain from the Servicing Sale, a $25.0 million gain from the sale of the remaining ACS stock and a $3.6 million gain on the sales of branches. The activities in 1996 included (i) gains on the Branch Sales of $363.3 million, (ii) gain from the sale of ACS stock of $40.4 million,
(iii) income recognized in connection with the termination of the Assistance Agreement of $25.6 million, and (iv) gain from the sale of consumer loans of $7.5 million.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $144 million for the year ended December 31, 1997, compared to $124 million for the year ended December 31, 1996. This increase was primarily due to the addition of the mortgage servicing portfolios acquired in the Cal Fed Acquisition, the 1996 Acquisitions, the 1996 LMUSA Purchase and the Weyerhaeuser Purchase, as well as MSRs originated through the increased origination capacity provided by the Cal Fed Acquisition, partially offset by portfolio paydowns. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $43.1 billion at December 31, 1996 to $44.9 billion at December 31, 1997. During the year ended December 31, 1997, the Company sold $5.5 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $4.9 billion of such sales for the corresponding period in 1996.

     Customer banking fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $100 million for the year ended December 31, 1997, compared to $45 million for the year ended December 31, 1996. The increase was primarily attributable to the impact of increased revenues from the retail banking operations acquired in the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by the impact of the Branch Sales.

     Management fees totalled $6 million for the year ended December 31, 1997, compared to $10 million for the year ended December 31, 1996. The decrease was attributable principally to the reduced number of commercial real estate assets under management for others as a result of an increase in dispositions of assets and contracts which have expired.

     Gain on sales of loans was $25 million for the year ended December 31, 1997, compared to a gain of $18 million for the year ended December 31, 1996. The increase was primarily attributed to early pay-offs of commercial loans with unamortized discounts, partially offset by a $7.5 million gain from the sale of $298.0 million of consumer loans during 1996.

     Gain on sales of assets was $38 million for the years ended December 31, 1997 and 1996. The gain in 1997 was primarily attributable to a $14.0 million gain related to the Servicing Sale and a $25.0 million gain on the sale of the Bank's remaining shares of ACS stock. The gain in 1996 was primarily the result of a $40.4 million gain from the sale of ACS stock, partially offset by a permanent impairment charge in the mortgage-backed securities available-for-sale portfolio.

     Gain on sale of branches was $4 million for the year ended December 31, 1997, attributable primarily to the Texas Branch Sales. For information on the 1996 gain on the Branch Sales, see "Business--General."

     Gain from the termination of the Assistance Agreement was $25.6 million for the year ended December 31, 1996.

     Dividends on FHLB stock were $25 million for the year ended December 31, 1997, an increase of $13 million from the year ended December 31, 1996, representing an increase in the amount of such stock owned by California Federal, primarily as a consequence of the Cal Fed Acquisition.

     Other noninterest income was $23 million for the year ended December 31, 1997, an increase of $5 million from the year ended December 31, 1996. The increase was primarily attributable to a settlement received related to the condemnation of a building, an increase in disbursement float income and the recognition of a previously deferred gain on sale of certain retail operations, partially offset by the favorable outcome of an arbitration hearing during the year ended December 31, 1996, related to the FN Acquisition.

     Noninterest Expense. Total noninterest expense was $649 million for the year ended December 31, 1997, an increase of $158 million from the year ended December 31, 1996. The increase was principally due to the growth of the Company through the Cal Fed Acquisition and the 1996 Acquisitions and a $29.0 million provision recorded in 1997 for professional fees and unreimbursable costs related to the foreclosure of single-family loans serviced for others, partially offset by a $60.1 million charge recorded in 1996 for the Special SAIF Assessment.

     Total compensation and employee benefits expense was $256 million for the year ended December 31, 1997, an increase of $52 million from the year ended December 31, 1996. The increase in expense was primarily attributable to the presence of 1,688 additional employees at December 31, 1997 compared to December 31, 1996 as a result of the Cal Fed Acquisition, partially offset by a reduction in expense from December 31, 1996 to December 31, 1997 of $23.3 million related to a management incentive plan ("Incentive Plan") between FN Holdings and certain executive officers of the Bank. GS Holdings has no employees of its own.

     Occupancy and equipment expense was $82 million for the year ended December 31, 1997, an increase of $30 million from the year ended December 31, 1996, attributable primarily to the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by operations sold in the Branch Sales.

     SAIF deposit insurance premiums decreased $70 million, to $11 million, for the year ended December 31, 1997 compared to the corresponding period in 1996, due to a decrease in the quarterly assessment rate from 23 cents to 6.42 cents per $100 of deposits, partially offset by an increase in the deposit assessment base as a result of the net impact of the Cal Fed Acquisition, the 1996 Acquisitions and the Branch Sales. In addition, the year ended December 31, 1996 included a $60.1 million charge for the Special SAIF Assessment.

     On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Reduction Act") was enacted. The Reduction Act provided for a special assessment (the "Special SAIF Assessment"), which was levied based on a rate of 65.7 cents per $100 of SAIF-insured domestic deposits held as of March 31, 1995. As a result of the Reduction Act, SAIF deposit insurance premiums included a $60.1 million pre-tax charge for the Special SAIF Assessment for the year ended December 31, 1996. The portion of the assessment related to deposits sold in Ohio, New York, New Jersey and Michigan was borne, pursuant to each sales contract, by the respective purchasers and, accordingly, such amounts were not included in the expense recorded by the Company.

     Loan expense, including foreclosure costs and loan servicing expenses, was $60 million for the year ended December 31, 1997, an increase of $29 million from the year ended December 31, 1996. The increase includes a $25.0 million provision for unreimbursable costs related to the foreclosure of single family loans serviced for others. The increase was also attributed to additional expenses associated with the higher volume of loans serviced, and higher outside appraisal fees, inspection fees and provision for loss on FHA and VA loans serviced.

     Marketing expense was $20 million for the year ended December 31, 1997, an increase of $9 million from the year ended December 31, 1996, attributed primarily to the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by reduced nationwide marketing efforts as a result of the Branch Sales.

     Professional fees increased $30 million, to $49 million, for the year ended December 31, 1997 compared to the corresponding period in 1996. This increase included additional legal, consulting and audit expenses related to the Cal Fed Acquisition and the 1996 Acquisitions, as well as $4.0 million in higher fees paid to professional firms in connection with the foreclosure of loans serviced for others.

     Data processing expense was $12 million for the year ended December 31, 1997, an increase of $2 million from the year ended December 31, 1996, attributed primarily to the Cal Fed Acquisition.

     Foreclosed real estate operations, including gains on sales, resulted in a net gain of $3 million for the year ended December 31, 1997 compared to a net gain of $7 million for the same period in 1996. The change was primarily attributable to an increase in post-foreclosure write-downs of residential and commercial foreclosed real estate.

     Amortization of intangible assets increased to $49 million for the year ended December 31, 1997 from $9 million for the corresponding period in 1996, primarily due to the amortization of additional intangible assets recorded in connection with the Cal Fed Acquisition and the 1996 Acquisitions.

     Other noninterest expense was $112 million for the year ended December 31, 1997, an increase of $33 million from the year ended December 31, 1996, primarily due to amortization of deferred issuance costs related to the FN Holdings 10 5/8% Notes and an increase in provisions for telecommunications, postage, office supplies, insurance, retail branch and subservicing losses, OTS assessments and travel expenses, all of which are attributable primarily to the Cal Fed Acquisition and the 1996 Acquisitions.

     Provision for Income Tax. During the years ended December 31, 1997 and 1996, the Company recorded income tax expense of $47.1 million and income tax benefit of $73.1 million, respectively. The Company's effective federal income tax rate was 2% and (20)% during the years ended December 31, 1997 and 1996, respectively, while its statutory federal income tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods and the recognition of a $125 million deferred tax benefit in the second quarter of 1996. The Company's effective state income tax rate, before extraordinary item and minority interest, increased to 14% from 7% during the years ended December 31, 1997 compared to the corresponding period in 1996, primarily as a result of the Company's increased presence in California where the state tax rate is generally higher than in other states and nondeductible goodwill amortization from the Cal Fed Acquisition and the 1996 Acquisitions.

     Minority Interest. Minority interest includes dividends on the Bank Preferred Stock and the REIT Preferred Stock totalling $52.7 million and $41.9 million, respectively, during the year ended December 31, 1997. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statement of income net of the income tax benefit of $5.3 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest includes dividends on the Bank Preferred Stock of $43.2 million, recorded during the year ended December 31, 1996.

     Extraordinary Item. During the year ended December 31, 1996, the Company repurchased $44 million aggregate principal amount of the 11.20% Senior Notes, resulting in a loss of $1.6 million, net of income taxes.

PROVISION FOR FEDERAL AND STATE INCOME TAXES

     During the years ended December 31, 1998, 1997 and 1996, GS Holdings recorded income tax (benefit) expense, excluding the tax effects associated with extraordinary items and minority interest in 1998, 1997 and 1996, of $(96.3) million, $47.1 million, and $(73.1) million, respectively. The Company's effective income tax rates were (21)%, 16% and (13)%, in 1998, 1997 and 1996, respectively. The Company's federal statutory income tax rate was 35% in 1998, 1997, and 1996. Based on resolutions of a federal tax audit and favorable future earnings expectations, management changed its judgment about the realizability of the Company's net deferred tax assets and reduced the valuation allowance by $250 million in the second quarter of 1998 and $125 million in the second quarter of 1996. Management believes that the realization of the resulting deferred tax asset is more likely than not, based on the expectation that the Company will generate the necessary amount of taxable income in future periods.

     Prior to the Golden State Acquisition, for federal income tax purposes, the Bank, FN Holdings and Mafco Holdings were parties to a tax sharing agreement effective as of January 1, 1994 (the "Tax Sharing Agreement"), pursuant to which (i) the Bank paid to FN Holdings amounts equal to the income taxes that the Bank would be required to pay if it were to file a return separately from the affiliated group of which Mafco Holdings is the common parent (the "Mafco Group") and (ii) FN Holdings paid to Mafco Holdings amounts equal to the income taxes that FN Holdings would be required to pay if it were to file a consolidated return on behalf of itself and the Bank separately from the Mafco Group. The Tax Sharing Agreement allowed the Bank to take into account, in determining its liability to FN Holdings, any net operating loss carryovers that it would have been entitled to utilize if it had filed separate returns for each year since the formation of the Bank. The Tax Sharing Agreement also allowed FN Holdings to take into account, in determining its liability to Mafco Holdings, any net operating losses that it would have been entitled to utilize if it had filed a consolidated return on behalf of itself and the Bank for each year since the formation of the Bank. Accordingly, pursuant to the Tax Sharing Agreement, the benefits of any net operating losses generated by the Bank since its formation are retained by the Bank and FN Holdings.

     In connection with the Golden State Acquisition, the Tax Sharing Agreement with FN Holdings was assumed by GS Holdings and the Company and its subsidiaries became a member of the Golden State affiliated group. Accordingly, after September 11, 1998, the Company's federal taxable income or loss will be included in the Golden State consolidated federal income tax return. The Company will also be included in certain consolidated state and local income tax returns.

     The Bank had generated significant federal income tax net operating losses since it was organized in December 1988. This is due, in part, to the fact that, under applicable federal income tax law, certain financial assistance received by the Bank pursuant to the Assistance Agreement was excluded from the taxable income of the Bank. In addition to such tax-free financial assistance, the Bank had been entitled to its normal operating deductions, including interest expense and certain losses relating to its loan portfolio. As a result, the Bank generated significant net operating losses for federal income tax purposes even though its operations were profitable. Furthermore, under the reorganization provisions of the Code, the Bank succeeded to certain net operating loss carryovers of the Texas Closed Banks.

     Under federal tax law, FN Holdings and the Bank are subject to several liabilities with respect to the consolidated federal income tax liabilities of the Mafco Group for any taxable period during which FN Holdings or the Bank is, as the case may be, a member of such group. Therefore, FN Holdings or the Bank may be required to pay the Mafco Holdings consolidated federal tax liability notwithstanding prior payments made under the Tax Sharing Agreement by FN Holdings or the Bank to Mafco Holdings. Mafco Holdings has agreed, however, under the Tax Sharing Agreement, to indemnify FN Holdings and the Bank for any such federal income tax liability (and certain state and local tax liabilities) of Mafco Holdings or any of its subsidiaries (other than FN Holdings and the Bank) that FN Holdings or the Bank is actually required to pay.

     In connection with the Golden State Acquisition, the Company deconsolidated from the Mafco Group. As a result, only the amount of the net operating losses ("NOLs") of the Company not utilized by the Mafco Group on or before December 31, 1998 are available to offset taxable income of the Company thereafter. At September 11, 1998, had the Company (i) been a party to the Tax Sharing Agreement and (ii) filed a consolidated federal income tax return on behalf of itself and its subsidiaries for each of the years since the formation of the Company, it would have had regular NOL carryforwards, for federal income tax purposes, of approximately $1.7 billion. Upon deconsolidation, the NOLs available to offset taxable income of the Company are estimated to be reduced by $757 million. This reduction of NOLs and other tax attributes (the "Deconsolidation Adjustment) resulted in a $211.2 million reduction in retained earnings. The Deconsolidation Adjustment may change based upon the actual filing of the Mafco Group 1998 consolidated federal income tax return (including the Company's operations through September 11, 1998) and the results of Internal Revenue Service ("IRS") audits for all years of Mafco and the Company. Any increase to the Deconsolidation Adjustment will be recorded as a reduction in retained earnings with a corresponding increase to income for the additional federal income tax benefit resulting from the change in the valuation allowance. Accordingly, any change to the Deconsolidation Adjustment should have no significant impact on total stockholder's equity to the extent of the Company's valuation allowance. Any change will be recorded in the period during which such change is determined.

     At December 31, 1998, the Company had regular NOL carryforwards for federal income tax purposes of approximately $1.0 billion which are available to offset future federal taxable income, if any, through 2009. In addition, the Company had alternative minimum tax credit carryforwards of approximately $14.5 million which are available to offset future federal regular income taxes, if any, over an indefinite period. Substantially all of the NOLs and alternative minimum tax credits are subject to an annual Section 382 limitation on their usage. The NOL carryforwards are subject to review and disallowance, in whole or in part, by the IRS.

     On August 20, 1996, the Small Business Job Protection Act of 1996 ("the Act"), was enacted into law generally effective for years beginning after 1995. One provision of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions which are treated as large banks. Another provision of the Act requires the Bank to take into income the balance of its post-1987 bad debt reserves over a six year period beginning in 1996 subject to a two-year deferral if certain residential loan tests are satisfied. The Bank had fully provided for the tax related to this recapture.

     In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax liability has not been recognized for the base year reserves of the Bank. The base year reserves are generally the balance of the tax bad debt reserve as of December 31, 1987 reduced proportionately for reductions in the Bank's loan portfolio since that date. At December 31, 1998, the amount of those reserves was $305 million. The amount of the unrecognized deferred tax liability at December 31, 1998 was $107 million. Pursuant to the Act, circumstances that may require an accrual of this unrecorded tax liability are a failure to meet the definition of a "bank" for federal income tax purposes, dividend payments in excess of tax earnings and profits, and other distributions, dissolution, liquidation or redemption of stock, excluding preferred stock meeting certain conditions.

     The IRS is examining the 1993 through 1997 federal income tax returns of Glendale Federal and has raised an issue regarding the limitation on built-in losses that may have resulted from Glendale Federal's 1993 recapitalization. The IRS position is preliminary and currently under discussion with the Bank. The Bank believes that the IRS position is incorrect and intends to vigorously defend itself. The outcome of this issue is uncertain and the amount of any additional taxes, if any, cannot be determined at this time.

     The Company is subject to taxation in certain states in which it operates, including California. For California franchise tax purposes, savings institutions are taxed as "financial corporations." Financial corporations are taxed at the general corporate franchise tax rate plus an "in lieu" rate based on their statutory exemption from local business and personal property taxes. California has not adopted conforming federal tax law changes to the computation of the bad debt deduction.

TAX EFFECTS OF DIVIDEND PAYMENTS BY THE BANK

     Dividend distributions made to GS Holdings, as the sole owner of the Bank's common stock, and to holders of the Bank Preferred Stock, in each case in excess of the Bank's accumulated earnings and profits, as well as any distributions in dissolution or in redemption or liquidation of stock, may cause the Bank to recognize a portion of its tax bad debt reserves as income, and accordingly, could cause the Bank to make payments to GS Holdings under the Tax Sharing Agreement. As a result, GS Holdings may be required to make payments to Mafco Holdings or Golden State under the Tax Sharing Agreement.

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $40 million, $79.8 million and $39.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The decrease in the provision for loan losses from 1997 to 1998 is the result of management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Bank's level of non-performing assets. The increase in the provision for losses from 1996 to 1997 is due to increased loan production activity (primarily 1-4 unit residential) and loans acquired through acquisitions. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that have occurred but are not yet known which may affect the borrower's ability to repay, estimated value of any underlying collateral, and economic conditions.

     Although management believes that its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require further provisions in the future.

ASSET AND LIABILITY MANAGEMENT

     Banks and savings associations are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, securities sold under agreements to repurchase and FHLB advances, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets. A key element of the banking business is the monitoring and management of liquidity risk and interest rate risk. The process of planning and controlling asset and liability mixes, volumes and maturities to influence the net interest spread is referred to as asset and liability management. The objective of the Company's asset and liability management is to maximize the net interest income over changing interest rate cycles within the constraints imposed by prudent lending and investing practices, liquidity needs and capital planning.

     GS Holdings, through the Bank, actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of ARM products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At December 31, 1998, approximately 72.7% of the Company's loan portfolio consisted of ARMs.

     ARMs have, from time to time, been offered with low initial interest rates as marketing inducements. In addition, most ARMs are also subject to periodic interest rate adjustment caps or floors. In a period of rising interest rates, ARMs could reach a periodic adjustment cap while still at a rate significantly below their contractual margin over existing market rates. Since repricing liabilities are typically not subject to such interest rate adjustment constraints, the Company's net interest margin would most likely be negatively impacted in this situation. Certain ARMs now offered by the Company have a fixed monthly payment for a given period, with any changes as a result of market interest rates reflected in the unpaid principal balance through negative amortization.

    As a result of the FN and Cal Fed Acquisitions, the Company acquired the rights and assumed obligations related to certain interest rate swap agreements that were entered into to hedge certain FHLB advances. Under the terms of these agreements, the Company paid a variable rate based on LIBOR and received fixed rates. The Company had no interest rate swap agreements outstanding at December 31, 1998. During 1998, 1997 and 1996, the Company's net interest margin increased by $2.1 million, $.6 million and $.6 million, respectively, as a result of these interest rate swap agreements, largely due to the amortization of the premium assigned to these agreements in the FN and Cal Fed Acquisitions.

     One of the most important sources of a financial institution's net income is net interest income, which is the difference between the combined yield earned on interest-earning assets and the combined rate paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities.

     A traditional measure of interest-rate risk within the savings industry is the interest rate sensitivity gap, which is the sum of all interest-earning assets minus the sum of all interest-bearing liabilities to be repriced within the same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities, while the opposite results in a negative gap. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, and a positive gap would tend to result in an increase in net interest income, while the opposite would tend to occur in a period of falling rates.

    The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at December 31, 1998 is as follows:

                                                                          Maturity/Rate Sensitivity
                                                           --------------------------------------------------------
                                                             Within          1-5      Over 5   Noninterest
                                                             1 Year         Years      Years     Bearing    Total
                                                             ------         -----      -----     -------    -----
                                                                             (dollars in millions)
INTEREST-EARNING ASSETS:
Securities held to maturity, interest-bearing deposits
       in other banks and short-term investment
       securities (1) (2)                                    $   113      $     --     $  251     $   --    $   364
Securities available for sale (3)                                771            --         --         --        771
Mortgage-backed securities available for sale (3)             12,948            --         --         --     12,948
Mortgage-backed securities held to maturity (1) (4)            2,710            27         28         --      2,765
Loans held for sale, net (3)(5)                                2,350            --         --         --      2,350
Loans receivable, net (1)(6)                                  19,486         7,292      3,885         --     30,663
Investment in FHLB                                             1,000            --         --         --      1,000
                                                             -------      --------     ------     ------    -------
Total interest-earning assets                                 39,378         7,319      4,164         --     50,861

Noninterest-earning assets                                        --            --         --      3,937      3,937
                                                             -------      --------     ------     ------    -------
                                                             $39,378       $ 7,319     $4,164     $3,937    $54,798
                                                             =======      ========     ======     ======    =======

INTEREST-BEARING LIABILITIES:
Deposits (7)                                                 $22,667       $ 1,970     $   10     $   --    $24,647
Securities sold under agreements to repurchase (1)             4,238            --         --         --      4,238
FHLB advances (1)                                              9,667        10,406          2         --     20,075
Other borrowings (1)                                             141           367      1,793         --      2,301
                                                             -------      --------     ------     ------    -------
Total interest-bearing liabilities                            36,713        12,743      1,805         --     51,261

Noninterest-bearing liabilities                                   --            --         --      1,212      1,212
Minority interest                                                 --            --         --        593        593
Stockholder's equity                                              --            --         --      1,732      1,732
                                                             -------      --------     ------     ------    -------
                                                             $36,713       $12,743     $1,805     $3,537    $54,798
                                                             =======      ========     ======     ======    =======

Gap                                                          $ 2,665      $ (5,424)    $2,359               $  (400)
                                                             =======      ========     ======               =======

Cumulative gap                                               $ 2,665      $ (2,759)    $ (400)              $  (400)
                                                             =======      ========     ======               =======

Gap as a percentage of total assets                            4.86%         (9.90)%     4.30%                (0.73)%
                                                               ====          =====       ====                  ====

Cumulative gap as a percentage of total assets                 4.86%         (5.03)%    (0.73)%               (0.73)%
                                                               ====          =====       ====                  ====

---------------------------

(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of December 31, 1998. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $53 million of interest-bearing deposits in other banks, $60 million of short-term investment securities and $251million of securities held to maturity.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)  Excludes underlying non-performing loans of $6 million.

(5)  Excludes non-performing loans of $17 million.

(6) Excludes allowance for loan losses of $589 million and non-performing loans of $203 million, net of $4 million related to specific reserves.

(7) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     At December 31, 1998, interest-bearing liabilities of GS Holdings exceeded interest-earning assets by $400 million. At December 31, 1997, interest-earning assets of GS Holdings exceeded interest-bearing liabilities by $154 million. The change in the cumulative gap between the two periods was due principally to the net impact of the Refinancing Transactions and the Golden State Acquisition.

     The maturity/rate sensitivity analysis is a static view of the balance sheet with assets and liabilities grouped into certain defined time periods, and thus only partially depicts the dynamics of the Company's sensitivity to interest rate changes. Being at a point in time, this analysis may not fully describe the complexity of relationships between product features and pricing, market rates and future management of the balance sheet mix. The Company utilizes computer modeling, under various interest rate scenarios, to provide a dynamic view of the effects of the changes in rates, spreads, and yield curve shifts on net interest income.

     The Company's risk management policies are established by the Asset/Liability Management Committee ("ALCO") of the Bank. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and market value of portfolio equity to measure the stability of earnings, management of liquidity to provide adequate funding, and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies adopted and their impact on operations, and, at least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements. See "--Quantitative and Qualitative Disclosures About Market Risk."

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. government and other specified securities to deposits and borrowings due within one year. Effective November 24, 1997, the OTS established a minimum liquidity requirement of 4.00%, a reduction from 5.00% which had been in effect prior to that date in 1997. The Bank has been in compliance with the liquidity regulations during 1998 and 1997.

     A major source of the Company's funding is expected to be its retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans and mortgage-backed securities, while additional funds can be obtained from a variety of sources including customer and Brokered Deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will continue to be important sources of funding, and management expects there to be adequate collateral for such funding requirements.

     The Company's primary uses of funds are the origination or purchase of loans, the funding of maturing certificates of deposit, demand deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending December 31, 1999 total $11.1 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at December 31, 1998, the Company had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $14.0 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

     During 1994, California Federal issued 3,007,300 shares of the 11 1/2% Preferred Stock. Cash dividends on the 11 1/2% Preferred Stock are noncumulative and are payable at an annual rate of 11 1/2% if, when, and as declared by the Board of Directors of the Bank. The payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Dividends paid by the Bank on the 11 1/2% Preferred Stock for each year ended December 31, 1998 and 1997 totalled $34.6 million. However, GS Holdings purchased 2,688,959 shares of the 11 1/2% Preferred Stock in connection with the Bank Preferred Stock Tender Offers, which reduced dividend expense on the 11 1/2% Preferred Stock on a consolidated basis to $26.8 million for the year ended December 31, 1998. The annual dividends on the 11 1/2% Preferred Stock payable to third parties approximate $3.7 million.

     In the FN Acquisition, the Company assumed $92.1 million of Old FNB's 10% Subordinated Debentures Due 2006 which have an annual interest cost of $9.2 million. In the SFFed Acquisition, the Company assumed $50 million of the 11.2% Senior Notes. On September 12, 1996, the Company repurchased $44 million aggregate principal amount of the

11.2% Senior Notes at a price of approximately 116.45% of the principal amount, plus the accrued interest thereon. The $6.0 million of 11.2% Senior Notes that remain outstanding have an annual interest cost of $.7 million.

     In the Cal Fed Acquisition, the Company assumed certain indebtedness and the 10 5/8% Preferred Stock, which have an annual interest cost of $.6 million and an annual dividend cost of $18.3 million, respectively. Cash dividends on the 10 5/8% Preferred Stock are noncumulative and are payable at an annual rate of 10 5/8%, if, when, and as declared by the Board of Directors of the Bank. Similar to the 11 1/2% Preferred Stock, the payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Dividends paid by the Bank on the 10 5/8% Preferred Stock, for each year ended December 31, 1998 and 1997 totalled $18.3 million. However, GS Holdings purchased 1,117,701 shares of the 10 5/8% Preferred Stock in connection with the Bank Preferred Stock Tender Offers, which reduced dividend expense on the 10 5/8% Preferred Stock on a consolidated basis to $15.3 million for the year ended December 31, 1998. The annual dividends on the 10 5/8% Preferred Stock payable to third parties approximate $6.5 million.

     The dividends, net of tax benefits, on the REIT Preferred Stock were $33.1 million and $36.6 million for the years ended December 31, 1998 and 1997, respectively.

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

     During the year ended December 31, 1998, $914.5 million of the FN Holdings Notes have been purchased in connection with the Debt Tender Offers, with related premiums, fees and other expenses totalling $98.7 million on an after-tax basis. At December 31, 1998, only $.2 million of the FN Holdings 12 1/4% Notes and $.3 million of the FN Holdings 10 5/8% Notes remain outstanding.

     The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. See "Business--Regulation of the Bank." In addition to cash and cash equivalents of $968.0 million at December 31, 1998, the Company has substantial additional secured borrowing capacity with the FHLB and other sources.

     Net cash used in operating activities for the year ended December 31, 1998 totalled $497.4 million compared to net cash used of $383.4 million during the year ended December 31, 1997. The change was principally due to the increase in purchases and originations of loans held for sale, net of sales.

     Net cash used in operating activities for the year ended December 31, 1997 totalled $383.4 million compared to net cash provided by operating activities of $515.9 million during the year ended December 31, 1996. The change was principally due to the increase in purchases and originations of loans held for sale.

     Net cash provided by operating activities for the year ended December 31, 1996 totalled $515.9 million compared to net cash used by operating activites of $392.2 million during the year ended December 31, 1995. The change was principally due to the increase in proceeds from the sale of loans held for sale. Substantially all loan production in 1996 was sold in the secondary market, whereas variable rate loans originated during the first nine months of 1995 were retained by the Company.

     Net cash used in investing activities for the year ended December 31, 1998 totalled $3.0 billion, an increase of $1.9 billion from the year ended December 31, 1997. Cash flows used in investing activities included purchases of securities of $892.0 million and purchases of $9.0 billion in mortgage-backed securities. Cash flows provided by investing activities included a net decrease in loans receivable of $1.7 billion, principal payments on mortgage-backed securities totalling $3.8 billion and proceeds from maturities of securities of $978.1 million.

     Net cash used in investing activities for the year ended December 31, 1997 totalled $1.0 billion, a decrease of $3.2 billion from the year ended December 31, 1996. Cash flows used in investing activities included $198.3 million for acquisitions, purchases of securities of $1.4 billion and purchases of $2.6 billion in mortgage-backed securities. Cash flows provided by investing activities included a net decrease in loans receivable of $514.4 million, principal payments on mortgage-backed securities totalling $1.4 billion and proceeds from maturities of securities of $1.0 billion.

     Net cash provided by investing activities for the year ended December 31, 1996 totalled $2.2 billion, an increase of $.4 billion from the year ended December 31, 1995. Cash flows provided by investing activities included a net decrease in loans receivable of $1.5 billion, principal payments on mortgage-backed securities totalling $863.1 million and proceeds from maturities of securities of $243.8 million. Cash flows used in investing activities included a net $52.4 million from acquisitions, purchases of securities of $507.3 million and purchases of $149.7 million in mortgage-backed securities.

     Net cash provided by financing activities for the year ended December 31, 1998 totalled $4.0 billion. Cash flows provided by financing activities included additional borrowings of $25.6 billion and proceeds from the GS Escrow Merger of $2.0 billion. Cash flows used in financing activities included principal payments on borrowings totalling $20.5 billion, a decrease in deposits of $1.4 billion, funds used in the Debt Tender Offers and Bank Preferred Stock Tender Offers of $1.1 billion and $423.5 million, respectively. Additionally, $1.3 billion was used in the Florida Branch Sale, $25.0 million was used in the redemption of the FN Holdings Preferred Stock and dividends on preferred and common stock, including dividends paid to minority stockholders, totalled $743.4 million.

     Net cash provided by financing activities for the year ended December 31, 1997 totalled $1.6 billion. Cash flows provided by financing activities included additional borrowings of $19.6 billion, proceeds of $482.4 million from the issuance of the REIT Preferred Stock and proceeds from the FN Escrow Merger of $603.3 million. Cash flows used in financing activities included principal payments on borrowings totalling $17.5 billion and a decrease in deposits of $1.2 billion. Additionally, $142.3 million was used in the redemption of the FN Holdings Preferred Stock and dividends on preferred and common stock, including dividends paid to minority stockholders, totalled $171.2 million.

     Net cash used in financing activities for the year ended December 31, 1996 totalled $2.7 billion. Principal payments on borrowings totalled $8.5 billion, funding of the Branch Sales totalled $4.6 billion and the net decrease in securities sold under agreements to repurchase totalled $202.2 million. Additionally, redemption of class C common stock totalled $124.7 million and dividends on common and preferred stock of FN Holdings as well as the 11 1/2% Preferred Stock totalled $110.8 million. Cash flows provided by financing activities included additional borrowings of $10.7 billion and proceeds from the issuance of FN Holdings Preferred Stock of $144.2 million.

     The terms of the Bank Preferred Stock provide that the Bank may not declare or pay any dividends or other distributions (other than in shares of common stock of the Bank or other Bank Junior Stock), with respect to any Bank Junior Stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Bank Junior Stock (including the common stock held by GS Holdings) through a sinking fund or otherwise, unless and until: (i) the Bank has paid in full dividends on the Bank Preferred Stock for the four most recent dividend periods or funds have been paid over to the dividend disbursing agent of the Bank for payment of such dividends, and (ii) the Bank has declared a cash dividend on the Bank Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of the Bank for the payment of a cash dividend for such current dividend period. The Bank is currently in compliance with such requirement.

     Similarly, the terms of the REIT Preferred Stock provide that Preferred Capital Corp. may not declare or pay any dividends or other distributions (other than in shares of common stock of Preferred Capital Corp. or other Preferred Capital Corp. Junior Stock), with respect to any Preferred Capital Corp. Junior Stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Preferred Capital Corp. Junior Stock (including the common stock held by the Bank) through a sinking fund or otherwise, unless and until: (i) Preferred Capital Corp. has paid full dividends on the REIT Preferred Stock for the four most recent dividend periods or funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for payment of such dividends, and (ii) Preferred Capital Corp. has declared a cash dividend on the REIT Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of Preferred Capital

Corp. for the payment of a cash dividend for such current dividend period. Preferred Capital Corp. is currently in compliance with such requirement.

IMPACT OF INFLATION AND CHANGING PRICES

     Prevailing interest rates have a more significant impact on the Company's performance than does the general level of inflation. While interest rates may bear some relationship to the general level of inflation (particularly in the long run), over short periods of time interest rates may not necessarily move in the same direction or change in the same magnitude as the general level of inflation. As a result, the business of the Company is generally not affected by inflation in the short run, but may be affected by inflation in the long run.

PROBLEM AND POTENTIAL PROBLEM ASSETS

     Loans collectively reviewed for impairment by the Company include all business banking loans, single-family loans and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the workout process.

     The Company considers a loan to be impaired when, based upon current information and events, it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Any insignificant delay or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans that exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty.

     The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

     Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless the Company believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of collateral of impaired loans are included in the provision for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

     At December 31, 1998 and 1997, the carrying value of loans that were considered to be impaired totalled $135.2 million and $110.1 million, respectively, (of which $32.5 million and $18.6 million, respectively, were on nonaccrual status). The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997, was approximately $137.1 million and $112.9 million, respectively. For the years ended December 31, 1998 and 1997, the Company recognized interest income on those impaired loans of $9.0 million and $10.5 million, respectively, which included $1.2 million and $.6 million, respectively, of interest income recognized using the cash basis method of income recognition.

     The following table presents the amounts, net of specific allowances for losses and purchase accounting adjustments, of the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings, and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased sub-prime auto loans are reflected as non-performing, impaired, or restructured using each individual loan's contractual unpaid principal balance.

                                             December 31, 1998                         December 31, 1997
                                  --------------------------------------   --------------------------------------
                                  Non-performing  Impaired  Restructured   Non-performing   Impaired Restructured
                                  --------------  --------  ------------   --------------   ---------------------
                                                                   (in millions)
     Real Estate:
     1-4 unit residential              $190          $ --         $ 4            $165          $ --        $ 2
     5+ unit residential                 16            55           9              12            43          7
     Commercial and other                10            78          19               6            67         24
     Land                                --             1          --              --            --         --
     Construction                         1             1          --               2            --         --
                                       ----          ----         ---            ----          ----        ---
         Total real estate              217           135          32             185           110         33
     Non-real estate                      9            --          --               7            --         --
                                       ----          ----         ---            ----          ----        ---
         Total loans                    226 (a)      $135 (b)     $32             192 (a)      $110 (b)    $33
                                                     ====         ===                          ====        ===
     Foreclosed real estate, net         80                                        77
     Repossessed assets                   4                                         3
                                       ----                                      ----
         Total non-performing assets   $310                                      $272
                                       ====                                      ====

     ------------------

     (a) Includes loans securitized with recourse on non-performing status of $6.0 million and $5.2 million at December 31, 1998 and 1997, respectively, and loans held for sale on non-performing status of $17.0 million and $1.2 million at December 31, 1998 and 1997, respectively.

     (b) Includes $32.5 million and $18.6 million of non-performing loans and $16.4 million and $17.5 million of loans classified as troubled debt restructurings at December 31, 1998 and 1997, respectively.

     There were no accruing loans contractually past due 90 days or more at December 31, 1998 or 1997.

     The Company's non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments, repossessed assets and foreclosed real estate, net, increased to $310 million at December 31, 1998, compared with $272 million at December 31, 1997. However, non-performing assets as a percentage of the Bank's total assets decreased to .57% at December 31, 1998, from .87% of total assets at December 31, 1997. The decrease in the Bank's non-performing assets as a percentage of total assets is due to the level of the Bank's non-performing assets increasing at a much lower rate than the significant increase in total assets over such time period.

     GS Holdings, through the Bank, manages its credit risk by assessing the current and estimated future performance of the real estate markets in which it operates. The Company continues to place a high degree of emphasis on the management of its asset portfolio. The Company has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. Each of these three functions is charged with the responsibility of reducing the risk profile within the residential, commercial, multi-family and other asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Company's portfolio management strategy and regulatory requirements. In addition to these asset management functions, the Company has a specialized credit risk management group that is charged with development of credit policies and performing credit risk analyses for all asset portfolios.

     The following table presents non-performing real estate assets by geographic region of the country as of December 31, 1998:

                                                                    Total
                           Non-performing      Foreclosed      Non-performing
                             Real Estate      Real Estate,       Real Estate      Geographic
                           Loans, Net (2)        Net (2)           Assets        Concentration
                           --------------        -------           ------        -------------
                                                  (dollars in millions)
     Region:
         Northeast (1)          $ 28              $ 8              $ 36               12.12%
         California              135               51               186               62.63
         Other regions            54               21                75               25.25
                                ----              ---              ----              ------
              Total             $217              $80              $297              100.00%
                                ====              ===              ====              ======

------------------
(1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Delaware.

(2) Net of purchase accounting adjustments and specific allowances for losses.

     At December 31, 1998, the Company's largest non-performing asset was $7.3 million, and the Company had four non-performing assets over $2 million in size with balances averaging approximately $3.6 million. At December 31, 1998, the Company had 1,810 non-performing assets below $2 million in size, including 1,674 non-performing 1-4 unit residential assets.

     The level of non-performing assets is directly affected by economic conditions throughout the country. The following table indicates non-performing real estate loans, net of purchase accounting adjustments and specific allowances for losses, by collateral type, interest rate type and state concentration as of December 31, 1998:

                               1-4 unit              5+ unit              Commercial          Total
                             Residential           Residential            and Other       Non-performing
                         ------------------    ------------------    ------------------    Real Estate       % of
            State        Variable     Fixed    Variable     Fixed    Variable     Fixed       Loans          Total
            -----        --------     -----    --------     -----    --------     -----       -----          -----
                                                     (dollars in millions)
     California            $ 99        $13        $15        $--         $6         $2         $135          62.07%
     New York                11          5         --         --         --         --           16           7.13
     Florida                 12          6         --         --         --         --           18           8.48
     Hawaii                   8          2         --         --          3         --           13           6.12
     New Jersey               4          3         --         --         --         --            7           2.92
     Illinois                 2         --         --         --         --         --            2           1.12
     Ohio                     1          1         --         --         --         --            2           1.11
     Connecticut              1          1         --         --         --         --            2           1.01
     Texas                    1          1         --         --         --         --            2           1.05
     Other states (1)        11          8          1         --         --         --           20           8.99
                           ----        ---        ---        ---        ---        ---         ----         ------
            Total          $150        $40        $16        $--         $9         $2         $217         100.00%
                           ====        ===        ===        ===        ===        ===         ====         ======

------------------
(1) There are 41 states, Puerto Rico, Virgin Islands, Guam and the District of Columbia, of which no one state had non-performing loans in excess of 1% of the total.

     The following table indicates outstanding balances of impaired loans, net of purchase accounting adjustments and specific allowances for losses, by collateral type, interest rate type and state concentration as of December 31, 1998:

                                5+ Unit          Commercial
                              Residential         and Other
                           -----------------  ----------------      Total        % of
                           Variable    Fixed  Variable   Fixed     Impaired      Total
                           --------    -----  --------   -----     --------      -----
                                               (dollars in millions)
     California               $49        $1     $54        $8        $112        82.98%
     New York                   3        --       3        --           6         4.44
     Illinois                  --        --       6        --           6         4.44
     Hawaii                    --        --       3        --           3         2.22
     Florida                   --        --       5        --           5         3.70
     Arizona                   --        --      --         1           1         0.74
     Other states (1)           2        --      --        --           2         1.48
                              ---        --     ---        --        ----       ------
         Total                $54        $1     $71        $9        $135       100.00%
                              ===        ==     ===        ==        ====       ======

 ------------------
 (1) Represents four states, none of which had impaired loans in excess of 1% of the total.

     The following table indicates outstanding balances of troubled debt restructured loans, net of purchase accounting adjustments and specific allowances for losses, by collateral type, interest rate type and state concentration as of December 31, 1998:

                          1-4 Unit            5+ Unit          Commercial         Total
                         Residential         Residential        and Other        Troubled
                     -----------------   -----------------  ----------------       Debt         % of
        State        Variable    Fixed   Variable    Fixed  Variable   Fixed   Restructured     Total
        -----        --------    -----   --------    -----  --------   -----   ------------     -----
                                                    (dollars in millions)
     California          $3      $1        $2        $1        $7       $--         $14          43.75%
     New York            --      --         1         5        --        12          18          56.25
                         --      --        --        --        --       ---         ---         ------
         Total           $3      $1        $3        $6        $7       $12         $32         100.00%
                         ==      ==        ==        ==        ==       ===         ===         ======

        A summary of the activity in the allowance for loan losses by loan type is as follows for the years ended December 31, 1998, 1997 and 1996:

                                                              5+ Unit
                                                            Residential
                                           1-4 Unit       and Commercial      Consumer
                                          Residential       Real Estate       and Other          Total
                                          -----------       -----------       ---------          -----
                                                                 (in millions)

     Balance - December 31, 1995             $116             $ 85               $ 9             $210
         Purchases and acquisitions, net        6               32                 1               39
         Provision for loan losses             34                2                 4               40
         Charge-offs                          (35)              (4)               (6)             (45)
         Recoveries                             2               --                 1                3
                                             ----             ----               ---             ----
     Balance - December 31, 1996              123              115                 9              247
         Purchases and acquisitions, net       55               79                10              144
         Provision for loan losses             60               12                 8               80
         Charge-offs                          (38)              (8)              (10)             (56)
         Recoveries                             2               --                 2                4
                                             ----             ----               ---             ----
     Balance - December 31, 1997              202              198                19              419
         Purchases and acquisitions, net       50               78                42              170
         Provision for loan losses             25                9                 6               40
         Charge-offs                          (28)             (10)               (8)             (46)
         Recoveries                             1                2                 3                6
                                             ----             ----               ---             ----
     Balance - December 31, 1998             $250             $277               $62             $589
                                             ====             ====               ===             ====

     The ratio of allowance for loan losses to non-performing loans at December 31, 1998, 1997 and 1996 was 260.2%, 217.8% and 143.2%, respectively. The increase in the ratio in 1998 is primarily attributed to balances acquired in the Golden State Acquisition. The increase in the ratio in 1997 is primarily attributed to the Cal Fed Acquisition and the expiration of the Put Agreement. See "Business--Non-performing Assets--Allowance for Loan Losses" for further discussion.

MORTGAGE BANKING OPERATIONS

     The Company, through FNMC, has significantly expanded its mortgage banking operations. During January 1998, FNMC acquired mortgage servicing assets of $3.6 billion as a result of bulk servicing acquisitions. With the consummation of bulk servicing acquisitions, the acquisition of additional 1-4 unit residential loan servicing portfolios in the Glen Fed Merger and the originated servicing, the 1-4 unit residential loans serviced for others (including loans subserviced for others and excluding loans serviced for the Bank) totalled $65.4 billion at December 31, 1998, an increase of $20.5 billion from December 31, 1997. During 1998, the Company, through FNMC, originated $12.4 billion and sold (generally with servicing retained) $7.9 billion of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for 1998 totalled $264.2 million, an increase of $28.5 million from the year ended December 31, 1997.

     A decline in long-term interest rates generally results in an acceleration of mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of MSRs and generally will result in a reduction of the market value of MSRs and in the Company's servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedged the change in value of its MSRs based on changes in interest rates ("MSR Hedge").

     At December 31, 1998, the Company, through FNMC, was a party to several interest rate floor contracts maturing in 2003. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Swaps rate falls below the strike prices. At December 31, 1998, the notional amount of the interest rate floors was $2.1 billion and the strike prices were between 5.2% and 5.6%. The Company, through FNMC, also entered into principal only swap agreements with a notional amount of $164.7 million at December 1998. Further, to hedge against prepayment risk in its mortgage servicing portfolio, the Company entered into prepayment- linked swaps with a notional value of $1.9 billion at December 31, 1998. The Company was also a party to swaption contracts with a weighted average maturity of 2.8 years, a notional amount of $2.3 billion and a weighted average strike rate of 5.57% at December 31, 1998. The estimated fair values of interest rate floor contracts and principal only swaps designated as hedges against MSRs at December 31, 1998, were $32.2 million and $18.8 million, respectively. The estimated fair values of the interest rate swaption contracts and the prepayment-linked swaps was $89.3 million and $1.3 million, respectively, at December 31, 1998. For further discussion, see note 37 to the Company's consolidated financial statements.

     The premium paid by the Company on the interest rate floor contracts is amortized over the life of the contract. Amounts receivable or payable under the principal only swap agreements and prepayment linked swap agreements, and amounts receivable under the interest rate floor contracts, swaptions or terminated hedges are included in the carrying value of MSRs and are amortized as part of the MSR basis. Gains and losses on early termination of these hedges would be included in the carrying amount of the related MSRs and amortized over the remaining terms of the assets. Two requirements must be met in order to use these hedge accounting methods: (i) MSRs must expose the Company to interest rate risk, and (ii) at the inception of the hedge and throughout the hedge period, high correlation of changes in the market value of the hedge instruments and the fair value of the MSRs must be probable so that the results of the hedge instruments will substantially offset the effects of interest rate changes on the MSRs. If these requirements are not met, the hedge instruments would be considered speculative and marked to market with changes in market value reflected in current earnings.

     When a mortgage loan is sold and servicing rights are retained, a portion of the cost of originating a mortgage loan is allocated to the MSRs based on its relative fair market value. This cost of originating the loan is capitalized and amortized over the period of estimated future net servicing income. The net gains on sales of 1-4 unit residential loans during the year ended December 31, 1998 totalled $32.3 million and included amounts related to the capitalization of originated and excess MSRs of $170.0 million.

     The following is a summary of activity in MSRs and the MSR Hedge for the year ended December 31, 1998 (in millions):

                                                                              Total MSR
                                                    MSRs       MSR Hedge       Balance
                                                    ----       ---------       -------
Balance at December 31, 1997                       $ 531        $    5          $ 536
     Additions - Glen Fed Merger                     213            --            213
     Originated servicing                            170            --            170
     Additions - other purchases                     161            --            161
     Sale - Servicing Sale                            (1)           --             (1)
     Gain on termination                              --           (76)           (76)
     Premiums paid                                    --           107            107
     Payments received from counterparties, net       --            (8)            (8)
     Amortization                                   (152)           (6)          (158)
                                                   -----         -----          -----
Balance at December 31, 1998                       $ 922         $  22          $ 944
                                                   =====         =====          =====

     Capitalized MSRs are amortized in proportion to, and over the period of, estimated net servicing income. SFAS No. 125 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At December 31, 1998 and 1997, no allowance for impairment of the MSRs was necessary.

CAPITAL RESOURCES

     OTS capital regulations require savings associations to satisfy three minimum capital requirements: tangible capital, core (leverage) capital and risk-based capital. In general, an association's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common stockholder's equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. An association's ratio of core capital to adjusted total assets (the "core" capital or "leverage capital" ratio) must be at least 4%, recently amended from 3% which had been in effect prior to March 1998. Core capital generally is the sum of tangible capital plus certain other qualifying intangibles. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which equals assets plus the credit risk equivalent of certain off-balance sheet items, each multiplied by the appropriate risk weight). Supplementary capital, which may not exceed 100% of core capital for purposes of the risk- based requirement, includes, among other things, certain permanent capital instruments such as qualifying cumulative perpetual preferred stock, as well as some forms of term capital instruments, such as qualifying subordinated debt. The capital requirements are viewed as minimum standards by the OTS, and most associations are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their particular circumstances. These capital requirements are applicable to the Bank but not to GS Holdings. The Bank is not subject to any such individual minimum regulatory capital requirement. The "Business--Regulation of the Bank--Regulatory Capital Requirements."

     At December 31, 1998, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.29%, 5.29% and 11.69%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of December 31, 1998:


                                                                      Tangible           Core          Risk-based
                                                                       Capital          Capital          Capital
                                                                       -------          -------          -------
                                                                                 (dollars in millions)
     Stockholders' equity of the Bank                                  $3,679           $3,679           $3,679
     Minority interest - REIT Preferred Stock                             498              498              498
     Unrealized holding gain on securities available for sale, net         (5)              (5)              (5)
     Non-qualifying MSRs                                                  (94)             (94)             (94)
     Non-allowable capital:
          Intangible assets                                              (924)            (924)            (924)
          Goodwill Litigation Assets                                     (160)            (160)            (160)
          Investment in non-includable subsidiaries                       (58)             (58)             (58)
          Excess deferred tax asset                                      (119)            (119)            (119)
     Supplemental capital:
          Qualifying subordinated debentures                               --               --               93
          General loan loss allowance                                      --               --              346
     Assets required to be deducted:
          Land loans with more than 80% LTV ratio                          --               --              (13)
          Equity in subsidiaries                                           --               --              (25)
          Low-level recourse deduction                                     --               --              (12)
                                                                       ------          -------           ------
     Regulatory capital of the Bank                                     2,817            2,817            3,206
     Minimum regulatory capital requirement                               799            2,131            2,194
                                                                       ------          -------           ------
     Excess above minimum capital requirement                          $2,018          $   686           $1,012
                                                                       ======          =======           ======

                                                                        Tangible        Leverage       Risk-based
                                                                        Capital         Capital          Capital
                                                                         Ratio           Ratio            Ratio
                                                                         -----           -----            -----

     Regulatory capital of the Bank                                      5.29%            5.29%           11.69%
     Minimum regulatory capital requirement                              1.50             4.00             8.00
                                                                         ----             ----            -----
     Excess above minimum capital requirement                            3.79%            1.29%            3.69%
                                                                         ====             ====            =====

     The amount of adjusted total assets used for the tangible and leverage capital ratios is $53.3 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $27.4 billion.

     The Bank is also subject to the "prompt corrective action" standards prescribed in the FDICIA and related OTS regulations, which, among other things, define specific capital categories based on an association's capital ratios. See "Business -- Regulation of the Bank."

     At December 31, 1998, the Bank's capital levels were sufficient for it to be considered "well capitalized:"

                                                               Risk-based
                                          Leverage       ----------------------
                                           Capital       Tier 1   Total Capital
                                           -------       ------   -------------
       Regulatory capital of the Bank       5.29%        10.27%       11.69%
       "Well capitalized" ratio             5.00          6.00        10.00
                                            ----          ----        -----
       Excess above "well capitalized"
         ratio                              0.29%         4.27%        1.69%
                                            ====          ====         ====

     OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At December 31, 1998, $119 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from regulatory capital at December 31, 1998.

YEAR 2000

     The Company has developed and is currently executing a comprehensive plan to make its computer systems, applications and facilities Year 2000 ready. The Company's operations, like those of most financial institutions, are substantially dependent upon computer systems for lending and deposit activities. Issues regarding Year 2000 arise because computer systems and related software may have been designed to recognize only dates that relate to the 20th century. Accordingly, if no changes are implemented, some computer systems would interpret "1/1/00" as January 1, 1900 instead of January 1, 2000. Additionally, some equipment, being controlled by microprocessor chips, may not deal appropriately with a year "00."

     The Company has formed a Year 2000 Project Steering Committee with senior representatives from every functional area of the Company. At the direction of the Board of Directors, the Committee is leading the efforts to ensure that the Company is ready for the Year 2000. The Board of Directors has approved the Company's Year 2000 Plan that was developed in accordance with the guidelines set forth by the Federal Financial Institutions Examination Council ("FFIEC"). The Company's plan covers four stages including (i) inventory, (ii) assessment,
(iii) remediation and (iv) testing and certification. Inventory involves taking stock of and recording known computer hardware, software and chip-embedded technologies. The assessment stage includes evaluation and identification of actions necessary to ensure Year 2000 compliance. Remediation consists of the corrective actions, including modifications, upgrades or replacement of non-compliant hardware, software and chip-embedded technologies. Testing and certification entails validation that the system will operate correctly for Year 2000, and includes exercising predefined tests that simulate specific activities known to be problematic for otherwise compliant technologies, such as century roll-over, Year 2000 leap year, etc.

     At December 31, 1998, the Company had completed the inventory and assessment stages for its Company owned systems and applications, and was substantially complete with the remediation stage. During this remediation process, the Company is utilizing both internal and external resources to reprogram and/or replace, and test the software for Year 2000 modifications. The remediation process for existing mission-critical systems is targeted to be complete by March 31, 1999; testing and certification of these systems and applications are currently targeted for completion at the same time. In addition, during February and March of 1999, the Company has participated in industry-wide Year 2000 integration testing sponsored by the Mortgage Banking Association. The Company is currently assessing risks related to the potential failure of material third parties to be ready for Year 2000.

     The Company also completed its inventory and assessment of electrical and electronic equipment which may be controlled by microprocessor chips, including automatic teller machines, telecommunications systems, building management systems, security equipment and systems, telecommunications equipment, vehicles and office equipment. All such equipment and systems not certified as Year 2000 ready are planned to be upgraded, discarded or replaced by March 31, 1999. In addition, the Company has completed its inventory of business forms to identify those containing a preprinted "19__." All such forms have been redesigned and replacement supplies have been ordered.

     It is currently expected that costs related to Year 2000 will total approximately $16.4 million over the years 1997 to 2000. Of this, $9.8 million has been incurred since the inception of the Year 2000 project through December 31, 1998. Historically, cost estimates and actuals by year for year 2000 are as follows (in millions):

                                1997            1998
                                ----            ----
            Estimates           $1.2            $8.9
            Actual               1.2             8.6

     Of the total Year 2000 project costs, $10.1 million are incremental third party expenses which will be funded through operating cash flows. Costs related to purchase of project equipment and replacement of non-compliant equipment are projected to be $2.9 million and $.9 million, respectively, which will also be funded through operating cash flows. However, an increase in reprogramming costs or other unforeseen equipment replacement costs would adversely affect these costs estimates. Expenditures in 1998 represented 11.6% of the total Information and Technology Services ("ITS") expenses. In 1999, expenditures are estimated to be 9.1% of the total ITS budget. No critical ITS projects have been deferred as a result of the Year 2000 efforts. Instead, incremental resources including consultants, contractors, software utilities and hardware were obtained from outside the Company to supplement existing staff. In addition, the Company has prioritization mechanisms in place to ensure that other critical projects are addressed. The Company is currently unaware of any asserted or unasserted claims of breach of contract or warranty, and, at the present time, does not anticipate any assertion of such claims in the future.

     The Company has initiated communications with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to remediate their own Year 2000 issues. From its critical service providers, the Company has obtained written statements indicating they will be Year 2000-ready. However, through the testing and certification stage, the Company will continue to assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000-ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000-ready cannot be reasonably estimated.

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

     Year 2000 is the highest priority project within the ITS unit of the Company. Management believes there is no material risk that the Company will fail to address Year 2000 issues in a timely manner, and little possibility of material changes in its estimates of reserves, allowances for capitalized software costs, litigation and deferred revenue. In light of normal ongoing field visits by Bank regulatory examiners, there is little likelihood of enforcement action on the Company's Year 2000 project. The Company does not anticipate material loan losses or acceleration of prepayments due to Year 2000. However, the amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time nor can the Company identify specifically the most likely worst case scenario.

     If unforeseen circumstances were to arise, the Year 2000 issue could disrupt the Company's normal business operations. The most reasonably likely worst case Year 2000 scenario foreseeable at this time would include the inability to systematically process, in some combination, various types of customer transactions. This could affect the Company's ability to accept deposits or process withdrawals, originate new loans or accept loan payments in the automated manner currently utilized. Depending upon how long this scenario lasted, this could have a material adverse effect on the Company's operations. In the unlikely event the Company or its vendors and/or business partners are not ready for the Year 2000, the Company has been developing a contingency plan of action. This contingency plan addresses possible failures of the remediated systems and failure to remediate a system on time, and will address a support infrastructure for specific systems. The contingency plan focuses on three main areas: service providers, critical supply vendors and in-house systems.

     At December 31, 1998, contingency plans had been completed for all but seven of the Company's 45 service providers. Contingency plans for the services provided by the seven remaining vendors were completed in January 1999. The contingency plans for the critical supply vendors was completed in mid-February 1999. Finally, since remediation, testing and certification of in-house maintained systems will have been substantially completed by the March 31, 1999 date established by federal regulators, no specific contingencies will be developed for these systems. However, a plan will be developed to address how the Company will treat the possibility of Year 2000-related problems with in-house maintained systems after they have been tested and certified. This plan will address a 1999-2000 schedule of events and a support infrastructure necessary to see the Company through Year 2000 with its systems. The support plan for in-house maintained applications will be completed by September 30, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to interest-rate risk, which is the potential for loss due to changes in interest rates. Financial products that expose the Company to interest-rate risk include securities, loans, deposits, debt and derivative financial instruments such as swaps, swaptions and floors.

     ALCO, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Company's asset and liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes discussed below are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

     The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in NPV and net interest income in the event of hypothetical changes in interest rates and interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Company's assets and liabilities. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

     In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets, and increase the ability of its asset base to respond to changes in interest rates. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate residential mortgage loans and consumer loans, which are retained by the Company for its portfolio. In addition, long-term, fixed-rate single-family residential mortgage loans are underwritten according to guidelines of FHLMC, GNMA and the FNMA, and are either swapped with the FHLMC, GNMA and the FNMA in exchange for mortgage-backed securities secured by such loans which are then sold or are sold directly for cash in the secondary market, generally with servicing retained.

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained increase or decrease in the market interest rates of one hundred to four hundred basis points. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the NPV of 15%, 30%, 45% and 60% in the event of a sudden and sustained increase or decrease in market interest rates of 100, 200, 300 and 400 basis points, respectively. The following table presents the Company's projected change in NPV for the various rate shock levels at December 31, 1998. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Company has no trading securities.

                                                                                  Percent Change
                                                                               --------------------
            Change in           Market Value of          Actual                               Board
         Interest Rates        Portfolio Equity          Change                Actual         Limit
         --------------        ----------------          ------                ------         -----
                                                 (dollars in millions)
     400 basis point rise          $2,435               $(1,490)               -38.0%         -60%
     300 basis point rise           2,955                  (971)               -24.7%         -45%
     200 basis point rise           3,460                  (466)               -11.9%         -30%
     100 basis point rise           3,843                   (83)                -2.1%         -15%
     Base Scenario                  3,926                    --                   --           --
     100 basis point decline        3,874                   (52)                -1.3%         -15%
     200 basis point decline        3,710                  (216)                -5.5%         -30%
     300 basis point decline        3,727                  (199)                -5.1%         -45%
     400 basis point decline        3,822                  (104)                -2.7%         -60%


     The preceding table indicates that at December 31, 1998, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's NPV, including minority interest, would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's NPV would be expected to experience a much lesser decline. At December 31, 1998, the Company's estimated changes in NPV were within the targets established by the Board of Directors.

     The fair market value of portfolio equity decreases in a rising interest rate environment because the Company's interest-bearing liabilities generally reprice faster than its interest-earning assets, and certain interest-earning assets are subject to periodic caps. The reduction in value of the net interest-earning assets is partially offset by an increase in value of MSRs that appreciate in value as rates rise. In a declining interest rate environment, the reduction in value of MSRs generally outweighs the increase in value of the rest of the portfolio resulting from the repricing differences of interest-earning assets and interest-bearing liabilities.

     NPV is calculated by the Company pursuant to guidelines established by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 1998, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

     The computation of prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of the NPV. Certain assets, such as adjustable-rate loans, which represent one of the Company's primary loan products, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable-rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of interest rate increases.

     In addition, the Company uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management" and
note 37 of the consolidated financial statements for further information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of GS Holdings at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 are included in this report at the pages indicated.

                                                          Page
                                                          ----
Independent Auditors' Report                              F-1
Consolidated Balance Sheets                               F-2
Consolidated Statements of Income                         F-3
Consolidated Statements of Comprehensive Income           F-4
Consolidated Statements of Stockholders' Equity           F-5
Consolidated Statements of Cash Flows                     F-6
Notes to Consolidated Financial Statements                F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information (ages as of March 1, 1999) concerning the directors and executive officers of GS Holdings. All directors serve terms of one year or until the election of their respective successors. All of the directors have served as directors of GS Holdings since its formation in 1998.

     Name                       Age   Position
     ----                       ---   --------
     Gerald J. Ford............ 54    Chairman of the Board, Chief Executive Officer and Director
     Carl B. Webb.............. 49    President, Chief Operating Officer and Director
     Ronald O. Perelman........ 55    Director
     Howard Gittis............. 64    Director
     Christie S. Flanagan...... 60    Executive Vice President and General Counsel
     Richard H. Terzian........ 62    Executive Vice President and Chief Financial Officer
     Richard P. Hodge.......... 44    Executive Vice President
     Scott A. Kisting.......... 51    Executive Vice President
     James R. Staff............ 51    Executive Vice President
     Renee Nichols Tucei....... 42    Senior Vice President and Controller

 The following table sets forth certain information (ages as of March 1, 1999), concerning the executive officers of the Bank who may be deemed to be officers of GS Holdings under the Securities Exchange Act of 1934, as amended, and who are not listed above.

     Name                       Age   Position
     ----                       ---   --------
     Richard A. Fink........... 58    Executive Vice President and Goodwill Litigation Manager
     Kendall M. Fugate......... 61    Executive Vice President and Information and Technology
                                            Services Director
     Walter C. Klein, Jr....... 55    Executive Vice President; President, FNMC
     Richard A. Leweke......... 45    Executive Vice President and Administrative Services Director
     Lacy G. Newman, Jr........ 49    Executive Vice President and Chief Credit Officer
     Peter K. Thomsen.......... 56    Executive Vice President and Retail Banking Director
     Stephen J. Trafton........ 52    Executive Vice President and Goodwill Litigation Manager
     Dennis L. Verhaegen....... 47    Executive Vice President - Director of Corporate Finance
     Michael R. Walker......... 53    Executive Vice President - Commercial Real Estate

     Mr. Ford has been Chairman of the Board, Chief Executive Officer and Director of GS Holdings since its formation in 1998 and Chairman of the Board and Chief Executive Officer of the Bank and its predecessors since 1988. Mr. Ford has also been Chairman of the Board and Chief Executive Officer of Golden State since September 1998 and also previously served as President and Director of Parent Holdings, Golden State's predecessor, from its inception in 1994 until its merger with Golden State. Mr. Ford has also been Chairman of the Board and Chief Executive Officer of Preferred Capital Corporation since its formation in November 1996. Mr. Ford was Chairman of the Board of First Madison from 1993 through 1994 and Chairman of the Board and Chief Executive Officer of First Gibraltar Bank, FSB from 1988 through 1993, both predecessors of California Federal. Mr. Ford served as the Chairman of the Board and Chief Executive Officer of First United Bank Group from 1993 to 1994. Mr. Ford is Chairman of the Board of FNMC. Mr. Ford is also Chairman of the Board and Chief Executive Officer of Liberte Investors Inc., and a Director of McMoRan Exploration Co.

     Mr. Webb has been President, Chief Operating Officer and a Director of GS Holdings since its formation in 1998. Mr. Webb has also served as President, Chief Operating Officer and a Director of the Bank and its predecessors since 1988, as the President, Chief Operating Officer and a Director of Golden State since September 1998, and of Preferred Capital Corp. since its formation in November 1996. Mr. Webb served as President, Chief Executive Officer and Director of First Madison from 1993 through 1994, and as President, Chief Operating Officer and a Director of First Gibraltar from 1988 through 1993. Mr. Webb also serves as a Director of FNMC.

     Mr. Perelman has served as a Director of Golden State since September 1998 and served as a Director of California Federal and its predecessors from 1988 to 1998. Mr. Perelman was also the Chairman of the Board and a Director of Parent Holdings, Golden State's predecessor, since its inception in 1994 until its merger with Golden State.

Mr. Perelman has been Chairman of the Board and Chief Executive Officer of Mafco Holdings Inc. ("Mafco Holdings"), MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes") and various of its affiliates since 1980. Mr. Perelman is also Chairman of the Executive Committee of the Board of M&F Worldwide Corp. ("MFW") and is Chairman of the Board of Revlon, Inc. ("Revlon"), Revlon Consumer Products Corporation ("Products Corporation"), Meridian Sports Incorporated ("Meridian") and Panavision Inc. Mr. Perelman is a Director of the following corporations which file reports pursuant to the Exchange Act: GS Holdings, MFW, Meridian, Panavision Inc., Products Corporation, Revlon and REV Holdings Inc. ("REV Holdings"). (On December 27, 1996, Marvel Entertainment Group, Marvel (Parent) Holdings Inc., Marvel Holdings Inc. and Marvel III Holdings Inc., of which Mr. Perelman was a Director on such date, and several subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Mr. Gittis has served as a Director of Golden State since September 1998 and served as a Director of California Federal and its predecessors from 1988 to 1998. Mr. Gittis was previously Vice Chairman of the Board and a Director of Parent Holdings, Golden State's predecessor, from its inception in 1994 until its merger with Golden State. Mr. Gittis has been Vice Chairman and Chief Administrative Officer of Mafco Holdings, MacAndrews & Forbes and various of its affiliates since 1985. Mr. Gittis is a Director of the following corporations which file reports pursuant to the Exchange Act: Jones Apparel Group, Inc., Loral Space and Communications, Ltd., GS Holdings, MFW, Panavision Inc., Revlon, Products Corporation, REV Holdings, Rutherford-Moran Oil Corporation and Sunbeam Corporation.

     Mr. Flanagan has been the Executive Vice President and General Counsel of GS Holdings since its formation in 1998 and Executive Vice President and General Counsel of the Bank since the consummation of the FN Acquisition. Mr. Flanagan has also served as Executive Vice President and General Counsel of Golden State since September 1998. Mr. Flanagan has been the Executive Vice President, General Counsel and a Director of Preferred Capital Corp. since its formation in November 1996. He also serves as a Director of FNMC. Mr. Flanagan has been associated with the law firm of Jenkens & Gilchrist, P.C. and its predecessors since 1968 in various capacities, including Managing Partner, and he is currently Of Counsel to that firm.

     Mr. Terzian has served as Executive Vice President and Chief Financial Officer of GS Holdings since its formation in 1998 and Executive Vice President and Chief Financial Officer of the Bank since April 1, 1995. Mr. Terzian has been the Executive Vice President, Chief Financial Officer and a Director of Preferred Capital Corp. since its formation in November 1996. Mr. Terzian also serves as a Director of the Federal Home Loan Bank of San Francisco. For the five years prior to April 1, 1995, Mr. Terzian served as Chief Financial Officer of Dime Bancorp, Inc. and its subsidiary, The Dime Savings Bank of New York, FSB.

     Mr. Hodge has been an Executive Vice President of GS Holdings since its formation in 1998 and Executive Vice President of the Bank since January 1996 and of Golden State since September 1998. He has been employed by the Bank since November 1995. Mr. Hodge previously was associated with the public accounting firm of KPMG Peat Marwick LLP and its predecessors since 1981, including most recently as a tax partner since 1986.

     Mr. Kisting has been an Executive Vice President of GS Holdings since its formation in 1998 and Executive Vice President of the Bank and Director of the Retail Bank since September 1, 1998. From September 1997 to August 1998, Mr. Kisting served as Chief Operating Officer of the New England-based Citizens Financial Group. From 1993 to 1997, Mr. Kisting was associated with Norwest Corporation in Minneapolis, where he served as Group Executive Vice President from 1995 to 1997, and as Regional President from 1993 to 1995. Prior to that time, Mr. Kisting was an Executive Vice President of Bank of America.

     Mr. Staff has been an Executive Vice President of GS Holdings since its formation in 1998 and Executive Vice President of the Bank since October 17, 1994 and of Golden State since September 1998. He also serves as a Director of Preferred Capital Corp. and FNMC. Mr. Staff served as Chairman and Director of FGB Realty in 1996 and 1997. Mr. Staff previously was associated with the public accounting firm of KPMG Peat Marwick LLP and its predecessors since 1979, including most recently as Partner-in-charge of Financial Services for the Southwest-Dallas area.

     Ms. Tucei has been Senior Vice President and Controller of GS Holdings since its formation in 1998 and an Executive Vice President of the Bank since January 1999. Ms. Tucei served as Senior Vice President and the Controller of the Bank since the consummation of the FN Acquisition. Ms. Tucei previously served as Senior Vice President and Controller of First Madison from 1993 to 1994, and as Senior Vice President for First Gibraltar from 1988 to 1993.

     Mr. Fink has been Executive Vice President and Goodwill Litigation Manager of the Bank since September 1998. Mr. Fink was Vice Chairman and a Director of Golden State from June 1997 until its merger with Parent Holdings on September 11, 1998 and has been an Executive Vice President of Golden State since that date. Mr. Fink previously served as Senior Executive Vice President and a Director of Glendale Federal from May 1992 to September 1998; as Chief Legal Officer from May 1992 until April 1994; as Director, Corporate Development, from April 1994 until February 1996; and served as Glendale Federal's Chief Credit Officer from February 1996 until September 1998.

     Mr. Fugate has been an Executive Vice President of the Bank since the consummation of the FN Acquisition. Mr. Fugate previously served as Executive Vice President of Old FNB from 1991 to 1994, and held various executive positions with Citibank, N.A. and Citibank California, FSB from 1982 to 1991.

     Mr. Klein has been an Executive Vice President of the Bank and the President of FNMC since January 1996. He also serves as a Director of FNMC. Mr. Klein previously was associated with PNC Mortgage Corp. of America and its predecessor, Sears Mortgage Corporation, since 1986, including most recently as Chairman and Chief Executive Officer.

     Mr. Leweke has been an Executive Vice President of the Bank since January 1998. Mr. Leweke served as Senior Vice President--Administrative Services from the consummation of the FN Acquisition until January 1998. Prior to that time, he served in the same capacity for Old FNB from 1992 to 1994.

     Mr. Newman has been Executive Vice President and Chief Credit Officer of the Bank since the consummation of the FN Acquisition. Mr. Newman has also served as Executive Vice President of First Madison from 1993 to 1994, and Executive Vice President of First Gibraltar since 1992. In addition, he has served as President and a Director of Madison Realty since 1992.

     Mr. Thomsen has been an Executive Vice President of the Bank since the consummation of the FN Acquisition. Mr. Thomsen previously served as Senior Executive Vice President of Old FNB and a Director from 1992 to 1994. Mr. Thomsen was an Executive Vice President of Old FNB from 1991 to 1992. Mr. Thomsen had been Executive Vice President of Michigan National Corporation from 1986 to 1991 and a Director from 1989 to 1991, and the President of Michigan National Bank from 1988 to 1991 and a Director from 1989 to 1991. Mr. Thomsen was Chairman of Independence One Mortgage Corporation, a subsidiary of Michigan National Bank, from 1986 to 1990.

     Mr. Trafton has been Executive Vice President and Goodwill Litigation Manager of the Bank since September 1998. Mr. Trafton previously served as Chairman of the Board, Chief Executive Officer and President of Glendale Federal from April 1992 to September 1998 and has been an Executive Vice President of Golden State since that date. He joined Glendale Federal in July 1990 as Senior Executive Vice President and Chief Financial Officer and served as Chief Financial Officer until April 1992. He has served as a Director since June 1991. From June 1991 until April 1992 he was Vice Chairman of the Board.

     Mr. Verhaegen has been an Executive Vice President of the Bank since February 1997. Mr. Verhaegen previously served as a Managing Director of First Southwest Company from 1992 to 1994. Mr. Verhaegen served as a Senior Managing Director and co-head of the Financial Institutions Group of Bear Stearns & Co. Inc. from 1988 to 1992. From 1994 to 1996, Mr. Verhaegen operated his own financial advisory and consulting firm.

     Mr. Walker has been an Executive Vice President of the Bank since the consummation of the FN Acquisition. Mr. Walker served as Senior Vice President of First Madison from 1993 to 1994. Mr. Walker previously served as Senior Vice President of First Gibraltar from 1988 to 1993.

     Directors and officers of GS Holdings were not required to file reports under Section 16 of the Securities Exchange Act of 1934, as amended, during 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     GS Holdings is a holding company with no business operations of its own and accordingly, engages in business through the Bank and its subsidiaries. The officers of GS Holdings receive no compensation for their services to GS Holdings itself. The following table summarizes the compensation earned by GS Holdings' Chief Executive Officer and each of the four other most highly compensated executive officers of GS Holdings during 1998 for services rendered in all capacities to GS Holdings, FN Holdings and/or their subsidiaries and their compensation during 1997 and 1996 for services rendered in all capacities to FN Holdings and/or its subsidiaries.


                                           SUMMARY COMPENSATION TABLE

                                                                 Annual Compensation
                                                                 -------------------
                                                                                     (2)               (3)
                                                                    (1)         Other Annual       All Other
  Name & Principal Position         Year           Salary          Bonus        Compensation     Compensation
  -------------------------         ----           ------          -----        ------------     ------------
Gerald J. Ford                      1998         $2,000,000    $   600,000        $303,470         $ 97,152
Chief Executive Officer             1997          1,500,000        375,000         194,150           71,197
                                    1996          1,500,000        300,000         162,752           64,152

Carl B. Webb (4)                    1998          1,200,000      1,344,550          60,948           74,734
Chief Operating Officer and         1997            900,000      1,117,500           1,637           96,617
President                           1996            900,000        300,000              --           56,902

James R. Staff (4)                  1998            700,000        757,175           1,566          122,179
Executive Vice President            1997            650,000        736,250             780           53,559
                                    1996            533,352        250,000              --           49,418

Christie S. Flanagan (4)            1998            700,000        734,650           1,549          126,691
Executive Vice President and        1997            700,000        777,500             833           55,856
General Counsel                     1996            700,000        120,000              --           53,971

Lacy G. Newman, Jr. (4)             1998            500,017        523,514             666           38,999
Executive Vice President            1997            475,000        466,875           1,174           34,456
and Chief Credit Officer of         1996            475,016        408,505              --           54,892
California Federal

---------

     (1) Bonus includes (i) annual incentive bonus and (ii) amounts awarded with respect to California Federal's annual net income pursuant to the Deferred Executive Compensation Plan ("DECP") of $944,550, $557,175, $559,650 and $398,514 for Messrs. Webb, Staff, Flanagan and Newman, respectively, in 1998, and $742,500, $536,250, $577,500 and $391,875
         for Messrs. Webb, Staff, Flanagan and Newman, respectively, in 1997. Amounts awarded in 1997 and 1998 under the DECP were paid in 1998 in connection with the termination of this plan.

     (2) Other Annual Compensation includes amounts (i) reimbursed for payment of taxes for all named executives, (ii) paid by the Golden State for personal use of airplanes by Messrs. Ford and Webb in the amount of $215,142 and $37,970, respectively, in 1998, and by Mr. Ford in the amount of $187,730 and $162,752 in 1997 and 1996, respectively and
         (iii) club membership fees for Mr. Ford in the amount of $79,533, which included a one-time initiation fee of $50,000. None of the other named executives had perquisites or personal benefits that exceeded the aggregate amount of the lesser of either $50,000 or 10% of the total of annual salary and bonus reported herein for such officer.

     (3) All Other Compensation includes:

         (i) California Federal's contributions to the 401(k) plan of $9,086, in 1998, $8,871 in 1997 and $8,571 in 1996, respectively, for each of Messrs. Ford, Webb, Staff, Flanagan and Newman,

         (ii) California Federal's contribution to the Supplemental Employees' Investment Plan for Messrs. Ford, Webb, Staff, Flanagan and Newman, respectively in the amounts of $86,914, $62,916, $110,519, $111,644 and $28,416 in 1998; in the amounts of
              $58,628, $85,630, $42,130, $42,128 and $24,129 in 1997; and in
              the amounts of $54,429, $45,430, $38,430, $40,629 and $44,440 in
              1996,

         (iii)premiums on group term life insurance paid by California Federal for Messrs. Ford, Webb, Staff, Flanagan and Newman, respectively, in the amounts of $1,152, $696, $1,152, $2,808 and $696 in 1998;
              in the amounts of $1,152, $696, $1,152, $1,800 and $696 in 1997;
              and in the amounts of $1,152, $696, $696, $1,800 and $696 in
              1996, and

         (iv) premiums on supplemental life insurance paid by California Federal for Messrs. Webb, Staff, Flanagan and Newman, respectively, in the amounts of $2,036, $1,422, $3,153 and $801, in 1998; for Messrs. Ford, Webb, Staff, Flanagan and Newman, respectively, in the amounts of $2,546, $1,420, $1,406, $3,057 and $760 in 1997; and for Messrs. Webb, Staff, Flanagan and Newman, respectively, in the amounts of $2,205, $1,185, $1,721 and $2,971 in 1996.

     (4) Does not include payments made by FN Holdings under its long term management incentive plan ("MIP") for (i) Messrs. Webb, Staff, Flanagan and Newman in the amounts of $15 million, $4 million, $4 million and $4 million, respectively in 1998, and (ii) to Mr. Webb in the amount of $10 million in 1996.

STOCK OPTIONS/SAR GRANTS

     There were no grants of stock options or freestanding SARs in 1998.

PENSION PLANS

     GS Holdings does not sponsor a defined benefit or actuarial plan under which benefits are determined by final compensation (or average final compensation) and years of service.

REPORT OF THE COMPENSATION COMMITTEE OF EXECUTIVE COMPENSATION

     GS Holdings has no compensation committee. The compensation policies applicable to its executive officers are determined by the Compensation Committee of Golden State and the Bank. Following is the Report of the Compensation Committee of Golden State.

     The Compensation Committee of the Board of Directors (the "Golden State Compensation Committee") was formed on October 7, 1998. All of the officers named in the Summary Compensation Table were officers of California Federal throughout 1998 and became officers of Golden State on September 11, 1998 ("Merger Date"). For 1998, their compensation, including awards under compensation plans, was determined by the Compensation Committee of the Board of Directors of California Federal (the "California Federal Compensation Committee"). This Report discusses the objectives and procedures used by the California Federal Compensation Committee prior to October 7, 1998, and by the Golden State Compensation Committee and the California Federal Compensation Committee after October 7, 1998 (collectively the "Compensation Committee"), to establish compensation for the chief executive officer, the four other executive officers named in the Summary Compensation Table and Golden State's other executive officers.

     OBJECTIVES
     ----------
     The Compensation Committee's executive officer compensation policies are designed to reward contributions to Golden State's performance and to enable Golden State to compete with other savings and loan and banking institutions for highly-qualified executives to lead our institution. The primary objectives of the Compensation Committee's compensation strategy are to pay executives for achieving high levels of performance for Golden State, to reward them for increasing the value of shareholder investments and to attract and retain highly-qualified executives. As a consequence, each executive officer's compensation for 1998 included incentive compensation based on Golden State's performance for the year, the officer's contribution to 1998 performance and increased value of shareholders' investments.

     Prior to the Merger Date, California Federal was a privately held bank that relied upon cash compensation plans in the absence of stock compensation plans to reward executives. As Golden State is a publicly held company, the Compensation Committee intends to introduce stock-based programs using stock of Golden State to better align executives' pay with shareholder interests and reflect the pay practices of public financial institutions.

     To establish compensation levels for executive officers for 1998, the Compensation Committee reviewed analyses of compensation data for banking and savings and loan institutions of comparable asset size to California Federal ("Compensation Peer Group") and, for specific officer positions, analyses of compensation data from 1997 from a custom peer group of savings and loan institutions and commercial banks of comparable asset size to California Federal developed for California Federal by an independent executive compensation consulting firm (the "Custom Peer Group"). The Compensation Peer Group and the Custom Peer Group are collectively referred to collectively as the "Comparison Group." Based upon these analyses and management's recommendations, the Compensation Committee established compensation levels for 1998 and developed the Executive Compensation Plan and the Omnibus Stock Plan as replacements for its then current incentive programs discussed below. On March 16, 1999, the Board of Directors of

Golden State adopted both of these plans and authorized their submission to the stockholders of Golden State at the 1999 Annual Meeting for approval.

     As a result of amendments to the Internal Revenue Code (the "Code") enacted in 1993, a publicly-held company, such as Golden State, is limited to an annual deduction for federal income tax purposes of $1,000,000 for compensation paid to each of its chief executive officer and the four highest compensated executive officers (other than its chief executive officer) determined at the end of each year. However, performance-based compensation established by an independent committee and based on performance goals and a maximum compensation amount which have been disclosed to and approved by stockholders is excluded from this limitation. Management believes that compensation payable under the Executive Compensation Plan and the Omnibus Stock Plan will be deemed to be performance-based compensation within the meaning of the Code.

     For executive officers having employment agreements with California Federal (see "Employment Contracts, Termination of Employment and Change in Control" below), base compensation is determined pursuant to such agreements, in the case of Messrs. Ford, Webb, Staff, Flanagan and Newman and other executive officers, subject to adjustment from time to time by the Compensation Committee. Incentive compensation for all of these officers is determined by the Compensation Committee.

     EXECUTIVE OFFICER COMPENSATION
     -------------------------------
     Executive officer compensation consists primarily of an annual compensation opportunity (comprised of base salary, an annual incentive bonus and annual awards under the DECP defined below) and long-term incentive compensation. Base salary levels for executive officers are developed using competitive compensation data from the Comparison Group as described below. Annual incentive compensation and long-term compensation for executive officers are determined by the Compensation Committee, also as described below.

     The Compensation Committee's objective has been to provide the competitive total direct compensation to executive officers necessary to attract and retain qualified executives. Prior to the Merger Date, California Federal exclusively relied upon cash compensation to achieve its competitive objectives and paid higher base salaries and total cash compensation than its competitors to offset the lack of stock compensation.

     Annual Compensation. Annual compensation is composed of base salary, an annual incentive bonus and annual awards under the DECP. To establish compensation levels for 1998, the Compensation Committee evaluated California Federal's actual performance for 1997. The Compensation Committee also reviewed available 1997 compensation data from the Comparison Group. Based on this information, the Compensation Committee established an annual compensation opportunity (consisting of base salary and an annual incentive opportunity payable in cash) for each executive officer that would be competitive with the 60th percentile total annual compensation paid by the Comparison Group for comparable positions.

     Base Salary. Individual base salaries for executive officers other than Mr. Ford are recommended by the Chief Executive Officer and approved by the Compensation Committee. Subject to the terms of his employment agreement, Mr. Ford's base salary is determined by the Compensation Committee. Salaries reflect the market base salary for the experience, skills and knowledge required for the position and the capabilities of the individual executive officer as compared to the Comparison Group. Salaries are reviewed and adjusted annually based on a subjective evaluation of overall performance of the executive officer and reflect base salary increases provided to executives at comparable financial institutions.

     Annual Performance-Based Compensation. The Compensation Committee established 1998 target incentive amounts expressed as a percentage of base salary for each executive officer. These percentages were set to approximate 60th percentile total annual compensation opportunity measured by compensation paid by the Comparison Group for comparable positions. Incentive awards based on these targets were paid to executive officers under California Federal's then annual bonus incentive plan. The awards were determined by the extent to which each executive officer met his performance objectives. The performance objectives were based primarily on financial, strategic and qualitative goals, including regulatory compliance, established at the beginning of the 1998 and other strategic objectives including the successful integration of the California Federal and Glendale Federal Bank organizations. (See the information under the heading "Chief Executive Officer" below for a discussion of the performance criteria used in connection with Mr. Ford's compensation).

     Additionally, to address the lack of stock-based compensation vehicles, California Federal introduced in 1997 annual bonus compensation in the form of cash awards from the DECP. The DECP paid cash awards (1) for achievement of pre-established annual goals for net income and an assessment of the executive officer's contribution to California Federal's performance for the fiscal year and (2) upon a change of control of California Federal. With respect to the annual awards under the DECP, the Compensation Committee established target awards related to achievement of the performance goals ("DECP Target Awards"). The DECP Target Awards were intended, in conjunction with other elements of compensation, to approximate the 60th percentile total direct compensation levels of the Comparison Group. The DECP established a minimum level of California Federal's net income that had to be exceeded before an award was earned. Awards under the DECP are paid in equal annual installments over a five-year period to encourage executive officers to remain with California Federal. The Compensation Committee terminated the DECP in 1998, as the DECP did not reflect competitive practices of public companies, and paid the annual awards under the Plan for 1997 and 1998. For purposes of the change of control provisions of the DECP, the Compensation Committee determined that California Federal's merger with Glendale Federal did not constitute a change of control. California Federal advised the former participants in the DECP, including Messrs. Webb, Staff, Flanagan and Newman, that amounts that would have been payable under the change of control provisions of the DECP would, subject to development of a replacement change of control agreement and approval of the Compensation Committee, be paid to the former participants in the DECP who remain employed by California Federal upon the earlier to occur of (1) a change of control of California Federal subsequent to the Merger Date or (2) December 31, 2002.

     Long-Term Performance-Based Compensation. The MIP was a long-term incentive plan established effective October 1, 1995 by California Federal's then parent, FN Holdings, pursuant to which certain executive officers of California Federal who were in a position to contribute significantly to the long-term increase in shareholder value and growth of California Federal, were awarded performance units, with each unit entitling the participant to receive cash and/or stock options based on the participant's vested interest in a bonus pool. Units under the MIP and the related bonus amounts vested at 20% per year beginning October 1, 1995 until the Merger Date, when vesting was accelerated for certain participants, including the named executive officers who participated in the MIP, pursuant to a change of control provision in the MIP. As a result of the vesting and the termination of the MIP on the Merger Date as to the granting of additional awards, payouts were made under the MIP to all participants whose vesting was accelerated. The remaining unvested awards will be paid in accordance with the vesting and payout provisions of the MIP over a three year period. The total amount of bonuses payable under the MIP is subject to a cap of $50 million.

     As discussed above under "Objectives," the Compensation Committee intends to replace the MIP with cash incentive and stock based plans that emphasize stock-based compensation, reward executives for increased value of shareholder interests and reflect market practices of the Comparison Peer Group.

     Other Compensation. Executive officers participate in California Federal's 401(k) qualified deferred compensation plan ("401(k) Plan") and welfare benefits generally available to California Federal's employees. Executive officers also participate in a supplemental plan maintained by California Federal, intended only to offset the impact of Internal Revenue Service limitations on the amount of compensation that can be deferred under the qualified 401(k) Plan. In general, the benefit program is intended to provide benefits that are competitive with the level of benefits made available to executive officers of Comparison Group banking organizations.

     Chief Executive Officer. Mr. Ford's 1998 salary and incentive award payment shown in the Summary Compensation Table were determined by the Compensation Committee generally in accordance with the methodology described above. With respect to Mr. Ford's incentive bonus award for 1998, the Compensation Committee determined that California Federal had met its objective for net income for 1998, successfully developed alternative banking services and products, addressed regulatory compliance concerns and effectively completed the merger of California Federal and Glendale Federal. The Compensation Committee's final determination of Mr. Ford's 1998 bonus compensation was based on the achievement of California Federal's net income goal and on the Compensation Committee's subjective evaluation of California Federal's overall performance, including the development of alternative services, enhancement of compliance activities, and successful integration of the California Federal and Glendale Federal organizations, and the quality of its earnings. In recognition of California Federal's performance, the

Compensation Committee awarded a cash bonus for 1998 to Mr. Ford of $600,000 which represents 60% of his base salary.

Members of the Compensation Committee

Howard Gittis, Chairman
Paul M. Bass, Jr.
George W. Bramblett, Jr.
John F. King

COMPENSATION OF DIRECTORS

     Annual Fees and Meeting Fees. Directors of GS Holdings receive no compensation for their service as directors.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL

     Ford Employment Agreement

     Mr. Ford has entered into an employment agreement with California Federal calling for his continued employment by California Federal in his current executive capacity with an annual base salary of $1,000,000. The term of this agreement extends through December 31, 2000 and provides for, among other things, a life insurance policy on the life of Mr. Ford in an amount equal to three times his base salary. If the employment agreement is terminated by California Federal without cause or by Mr. Ford with good reason (as described therein) prior to the scheduled termination date, Mr. Ford would receive payments of base salary and benefits due for the balance of the term with a minimum payment of one year's salary and benefits.

     Ford Consulting Agreement

     Mr. Ford has entered into a consulting agreement with First Nationwide Management Inc. ("First Nationwide Management") providing for the payment to him of annual consulting fees of $2,000,000 for 1998, $2,200,000 in 1999 and $2,400,000 in 2000 and certain other related expenses. The consulting agreement further provides that the annual consulting fees to be paid by First Nationwide Management during any calendar year shall be reduced by the base salary paid by California Federal to Mr. Ford during such calendar year and that the annual consulting fees are subject to adjustment from time to time as may be approved by the First Nationwide Management Board of Directors. Pursuant to an arrangement between First Nationwide Management and FN Holdings, such consulting fees and other related expenses paid by First Nationwide Management were charged to FN Holdings prior to Merger Date and to Golden State Management Inc. ("Golden State Management"), a subsidiary of Golden State, after Merger Date. This Consulting Agreement was assumed by Golden State Management in connection with the purchase of all of the outstanding shares of First Nationwide Management as of December 1, 1998.

     Executive Employment Agreements

     Messrs. Webb, Staff, Flanagan and Newman have entered into employment agreements with California Federal calling for their continued employment by California Federal in their current executive capacities. All agreements are substantially similar in their terms except that Messrs. Webb, Staff and Newman's employment agreements terminate December 31, 2000 and Mr. Flanagan's terminates May 31, 1999 and except that Mr. Flanagan's agreement provides for a $20,000 "substitution" bonus which was paid in 1996. If any of these agreements are terminated without cause or by the executive with good reason (each as described therein) prior to the respective scheduled termination dates, the relevant executive would receive payments of base salary and benefits due for the balance of the term with a minimum payment of one year's salary and benefits. Additionally, each employment agreement provides for a life insurance policy on the life of the insured in an amount double the base salary payable by California Federal to such individual. Pursuant to such employment agreements, the annual base salaries payable by California Federal to Messrs. Webb, Staff, Flanagan and Newman are $1,200,000, $700,000, $700,000 and $500,000, respectively, which are subject to adjustment from time to time by the Board of Directors. Pursuant to certain services agreements for the provision of services to First Nationwide Management and Golden State Management, all as more specifically described below (see "Certain

Relationships and Related Transactions" below), a portion of the salaries for Messrs. Webb, Staff and Flanagan were paid by First Nationwide Management prior to the Merger Date and by Golden State Management after the Merger Date such that the annual net base compensation payable by California Federal for Messrs. Webb, Staff, and Flanagan, respectively in 1998 was $840,000, $398,993 and $399,000.

     Litigation Management Agreement

     Effective on September 11, 1998, Golden State, Glendale Federal and California Federal entered into a Litigation Management Agreement (the "Litigation Management Agreement") with Stephen J. Trafton and Richard A. Fink (collectively, the "Litigation Managers") whereby Golden State and California Federal employed and retained the Litigation Managers to manage and pursue the Glendale Goodwill Litigation and the California Federal Goodwill Litigation (collectively, the "Goodwill Litigation") and to oversee matters relating to the Litigation Tracking Warrants(TM), CALGZs and CALGLs (collectively referred to as the "Litigation Securities") in a manner consistent with the best interests of the holders of the securities Golden State and California Federal. The Litigation Managers report directly to the Glendale Goodwill Committee with respect to the Glendale Goodwill Litigation and the Litigation Tracking Warrants(TM) and report directly to the Cal Fed Goodwill Committee with respect to matters related to the Cal Fed Goodwill Litigation and the CALGZs and CALGLs.

     The Litigation Managers have the powers to carry out their responsibilities in their sole discretion subject to periodic consultations with the appropriate Litigation Committee and the approval of such Litigation Committee with respect to any final settlement of the litigation, any decision to permanently abandon or otherwise cease to prosecute such litigation, or any decision to expend funds of Golden State or California Federal.

     Pursuant to such Litigation Management Agreement, the annual base salaries payable by Golden State and California Federal to Messrs. Trafton and Fink are $600,000 and $400,000, respectively. From the effective date of the Litigation Management Agreement of September 11, 1998 through and until December 31, 1998, Messrs. Trafton and Fink were paid $175,006 and $116,671, respectively. The Litigation Management Agreement also provides for (i) participation in employee welfare benefit plans, deferred compensation and other employee welfare benefit plans no less beneficial than that made available to any other Executive Vice President; (ii) office space, secretarial and clerical assistance, travel allowance and expense reimbursement; (iii) annual retirement benefits of $1,000,000 and $375,000 for Messrs. Trafton and Fink, respectively; and (iv) medical benefits for life for Messrs. Trafton and Fink and their spouses. In addition, the Litigation Managers are entitled to receive out of any recovery pursuant to the Goodwill Litigation an incentive fee in an amount equal to 0.25% of the aggregate value of the pre-tax recovery including post- judgment interest (whether paid in cash or noncash consideration, or in a lump sum or in installments) in respect of each of the Glendale Goodwill Litigation (the "Glendale Incentive Fee") and the California Federal Goodwill Litigation (the "California Federal Incentive Fee"). The Glendale Incentive Fee or the California Federal Incentive Fee, as the case may be, shall be payable upon the receipt of a final nonappealable judgment or in the event of a final settlement of the Glendale Goodwill Litigation or the California Federal Goodwill Litigation, respectively (whether or not any consideration in respect of such judgment or settlement has been received as of such time).

     Change of Control Provision in Incentive Plan

     The DECP of California Federal, discussed under the "Report of the Compensation Committee on Executive Compensation" above, provided for payments to participants in the DECP in the event of a change of control of California Federal. The DECP was terminated in 1998 with no payment having been made under the change of control provision as the Compensation Committee of California Federal determined that the merger of California Federal and Glendale Federal was not a change of control within the meaning of the DECP. California Federal advised the former participants in the DECP, including Messrs. Webb, Staff, Flanagan and Newman, that amounts that would have been payable under the change of control provisions of the DECP would, subject to development of a replacement change of control agreement and approval of the Compensation Committee of the Board of Directors of California Federal, be paid to the former participants in the DECP who remain employed by California Federal upon the earlier to occur of (1) a change of control of California Federal subsequent to the Merger Date or (2) December 31, 2002.

     Compensation Committee Interlocks and Insider Participation

     GS Holdings has no compensation committee. During 1998, Mr. Ford, the Chairman and Chief Executive Officer of California Federal, served as one of the five members of the Compensation Committee of California Federal.

     On December 15, 1998, Mr. Ford acquired four pieces of fine art from California Federal for an aggregate purchase price based upon, and equal to, the aggregate appraised value of $270,897. The aggregate appraised value was determined by independent third party appraisals dated November 6, 1998 prepared by Roger Ponn Associated Appraisers, Inc. Three of the four pieces of art were acquired by California Federal from an unrelated third party for the aggregate purchase price of $119,408 within the two years prior to the date of purchase by Mr. Ford.

     Pursuant to the Debt Tender Offers by FN Holdings in September 1998, Mr. Ford tendered $5 million in principal amount of the FN Holdings 12 1/4% Senior Notes, which tender was accepted by FN Holdings, with Mr. Ford receiving $1,098.18 plus accrued interest for each $1,000 of such notes tendered by him.

     In March 1998, FN Holdings redeemed the 1,666.7 shares of a series of its preferred stock then held by an affiliate of Mr. Ford at the liquidation value of $15,000 per share. In connection with this redemption, such affiliate contributed to the capital of FN Holdings, without any payment therefor, 52.8 shares of another series of FN Holdings' preferred stock, having a liquidation value of $0.8 million.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the common stock of GS Holdings is indirectly owned by Golden State. GS Holdings has no other voting securities.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS AND TRANSACTIONS WITH MAFCO HOLDINGS AND ITS SUBSIDIARIES

     Prior to the Merger Date, FN Holdings and its affiliated companies utilized and benefitted from certain business assets owned or leased by various indirect subsidiaries of Mafco Holdings ("Mafco Affiliates"). After the Merger Date, Golden State's management concluded that it was desirable to continue the use of such assets and that it would be preferable to acquire such assets, and to obtain assignments of leases or enter into new leases with unaffiliated landlords, rather than continuing the various leases and rights to use that were in effect with the Mafco Affiliates. Accordingly, as described below, Golden State or its wholly owned subsidiary, Golden State Management (a) purchased the stock of and a sole membership interest in certain Mafco Affiliates that owned the assets being used by Golden State including GSB Aviation Inc. ("GSB Aviation"), First Nationwide Management, FGB Services Inc. ("FGB") and GSB Aviation (Two) LLC ("GSB LLC"), (b) assumed certain lease obligations relating to properties in Dallas and San Francisco from those Mafco Affiliates that had previously furnished these assets for use by Golden State and (c) leased an apartment in New York used by Mr. Ford for Golden State business upon the expiration of the lease of that apartment by a Mafco Affiliate. The purchase price for the stock of GSB Aviation, First Nationwide Management and FGB was based upon, and was equal to, the net book value of the assets of these subsidiaries. The purchase price for the membership in GSB LLC was based upon the market value of its assets.

     Sale of Shares of GSB Aviation to Golden State Management

     Effective November 4, 1998, Golden State Management purchased from RGI Group Incorporated, a wholly owned indirect subsidiary of Mafco Holdings, all of the outstanding shares of stock (the "GSBA Shares") of GSB Aviation. GSB Aviation's assets on the date of purchase consisted of a 1989 Gulfstream IV Business Jet (the "Aircraft"), spare parts for the Aircraft and other miscellaneous assets related to operation of the Aircraft. GSB Aviation had no liabilities on the date of purchase. GSB Pilot Safety, LLC, which was a wholly owned subsidiary of GSB Aviation ("GSB Pilot Safety" and collectively with GSB Aviation the "Aircraft Owner"), purchased the Aircraft and spare parts from an unaffiliated third party on June 4, 1998.

     From January 1998 until the purchase of the GSBA Shares, the Aircraft Owner permitted Mr. Ford to use a business jet or the Aircraft for Company-related travel under an arrangement pursuant to which First Nationwide Management, acting on behalf of the Aircraft Owner, charged Golden State's subsidiaries, FN Holdings prior to the Merger Date and Golden State Management after the Merger Date, for Mr. Ford's use. The amount paid for such use during such period was $1,878,797. Management believes that the amount charged for Mr. Ford's use was no less favorable to Golden State than the terms that were obtainable in an arm's length transaction with an independent third party.

     Sale of Shares of First Nationwide Management and of FGB to Golden State Management

     On December 1, 1998, Golden State Management purchased from Trans Network Insurance Services ("TNIS"), a wholly owned indirect subsidiary of Mafco Holdings, all of the outstanding shares of stock of (a) First Nationwide Management (the "FNM Shares") and (b) FGB (the "FGB Shares"). First Nationwide Management's assets on the date of purchase consisted of office equipment and furniture, automobiles, business apartment furnishings and fine art used by Golden State and consulting agreements, intercompany agreements and other miscellaneous personal property including cash and deposits. First Nationwide Management had no liabilities. FGB's assets on the date of purchase consisted of a hunting camp lease and certain related leasehold improvements, fixtures, equipment and miscellaneous personal property used by Golden State (collectively, the "FGB Assets"). FGB had no liabilities.

     Prior to December 1, 1998, FGB permitted Messrs. Ford and Webb and guests of Golden State and of California Federal to use the FGB Assets under an arrangement pursuant to which First Nationwide Management charged Golden State's subsidiaries, FN Holdings prior to the Merger Date and Golden State Management after the Merger Date, for the costs and expenses of the FGB Assets. The amount paid for such use during such period was $342,563. Management believes that the amount charged for its right to use the FGB Assets was no less favorable to Golden State than the terms that were obtainable in an arm's length transaction with an independent third party.

     Purchase of Insurance Business and Assumption of Intercompany Agreement

     Effective on December 1, 1998, Golden State acquired from TNIS, a wholly owned indirect subsidiary of Mafco Holdings, its insurance agency business and associated liabilities ("TNIS Business") pursuant to which it marketed insurance products to California Federal's retail deposit and consumer loan customers. In connection therewith, Golden State agreed to assume the obligations of TNIS under that certain agreement dated June 1, 1995 between California Federal and TNIS (the "TNIS Agreement"), whereby California Federal provides marketing and other support services to TNIS in connection with its insurance agency business. The service charges under this agreement were $1,371,473 during 1998. Management believes that the terms for the purchase of the TNIS Business and the amounts charged under the TNIS Agreement were no less favorable to Golden State than the terms that were obtainable in an arm's length transaction with an independent third party.

     Assumption of Lease Obligations from First Gibraltar Holdings, Inc.

     Effective December 1, 1998, Golden State agreed to assume all costs and expenses of the executive offices in Dallas (the "Crescent Court Offices") used by the Dallas-based employees of Golden State and leased by First Gibraltar Holdings, an indirect subsidiary of Mafco Holdings, under a lease agreement expiring in 2000 (the "Crescent Court Lease"). The Crescent Court Lease, as amended, requires an annual rent of $186,300 and the payment of certain maintenance and operating expenses. Management believes that the terms of the Crescent Court Lease were no less favorable to Golden State than the terms that were obtainable in an arm's length transaction with an independent third party.

     During 1998, First Gibraltar Holdings permitted Golden State to use the Crescent Court Offices under an arrangement pursuant to which First Nationwide Management, acting on behalf of First Gibraltar Holdings, charged Golden State's subsidiaries, FN Holdings prior to the Merger Date and Golden State Management after the Merger Date, for such use. The amount paid for such use during such period was $150,438. Management believes that the amount charged for its right to use the Crescent Court Offices was no less favorable to Golden State than the terms that were obtainable in an arm's length transaction with an independent third party.

     Assumption of Lease Obligations from Andrews Group Incorporated

     Effective December 1, 1998, Golden State agreed to assume all leasehold obligations under a lease of an apartment in San Francisco (the "SF Apartment") used by Mr. Ford when working in the San Francisco office and leased by Andrews Group Incorporated, an indirect subsidiary of Mafco Holdings, under a month to month tenancy (the "SF Apartment Lease"). The SF Apartment Lease requires a monthly rent of $12,500 and the payment of certain utilities, maintenance and operating costs. Golden State believes that the terms of the SF Apartment Lease are no less favorable to Golden State than the terms obtainable in an arm's length transaction with an independent third party.

     During 1998, Andrews Group Incorporated permitted Mr. Ford to use the SF Apartment under an arrangement pursuant to which First Nationwide Management, acting on behalf of the Andrews Group Incorporated, charged Golden State's subsidiaries, FN Holdings prior to the Merger Date and Golden State Management after the Merger Date, for such use. The amount paid for such use during that period was $133,859. Management believes that the terms and conditions of these arrangements were no less favorable to Golden State than the terms that were obtainable in an arm's length transaction with an independent third party.

     New York Lease

     MacAndrews & Forbes, a directly owned subsidiary of Mafco, leased an apartment in New York (the "New York Lease") and permitted Mr. Ford to use the New York Apartment for Company-related business under an arrangement pursuant to which First Nationwide Management, acting on behalf of MacAndrews & Forbes, charged Golden State's subsidiaries, FN Holdings prior to the Merger Date and Golden State Management after the Merger Date, the rental payments and other costs and expenses associated with the New York Lease. The amount paid for such use during 1998 was $85,250. Management believes that the terms and conditions of these arrangements were no less favorable to Golden State than the terms that were obtainable in an arm's length transaction with an independent third party. The New York Lease expired on December 31, 1998 and Golden State then entered into a new lease of such apartment directly from the unrelated landlord.

     Sale of Sole Membership in GSB LLC to Golden State

     On February 5, 1999, Golden State, purchased from RGI Group Incorporated, a wholly owned indirect subsidiary of Mafco Holdings, the sole membership (the "Membership") in GSB Aviation (Two) LLC, a Delaware limited liability company ("GSB LLC"). GSB LLC's sole asset consisted of a lease with an unaffiliated lessor dated May 1994 (the "Business Jet Lease") of a British Aerospace Hawker Business Jet (the "Business Jet") which included an option to purchase the Business Jet. GSB LLC had no liabilities on the date of purchase. The Business Jet Lease was assigned to GSB LLC immediately prior to Golden State's purchase of the membership in GSB LLC. Management believes that the terms for the purchase of the Membership were no less favorable to Golden State than the terms that were obtainable in an arm's length transaction with an independent third party.

     During 1998, RGI permitted Mr. Webb to use the Business Jet for Company-related business under an arrangement pursuant to which First Nationwide Management, acting on behalf of the Business Jet owner, charged Golden State's subsidiaries, FN Holdings prior to the Merger Date and Golden State Management after the Merger Date, for Mr. Webb's use of the Business Jet. The amount paid for such use during such period was $1,576,761. Management believes that the amount charged for Mr. Webb's use of the Business Jet was no less favorable to Golden State than the terms that were obtainable in an arm's length transaction with an independent third party.

     Intercompany Cost Sharing Arrangements

     Golden State and its subsidiaries are insured under policies maintained by Mafco Holdings, and Golden State and its subsidiaries reimburse Mafco Holdings for the portion of the cost of such policies attributable to coverage of Golden State and its subsidiaries. The amount paid for such policies during 1998 was $1,798,007.

     Tax Sharing Agreement

     California Federal, FN Holdings and Mafco Holdings were parties to a tax sharing agreement effective as of January 1, 1994 (the "Tax Sharing Agreement") pursuant to which (i) California Federal paid to FN Holdings amounts equal to the income taxes that California Federal would have been required to pay if it were to file a return separately from the affiliated group of which Mafco Holdings is the common parent (the "Mafco Group") and (ii) FN Holdings paid to Mafco Holdings amounts equal to the income taxes that FN Holdings would have been required to pay if it were to file a consolidated return on behalf of itself and California Federal separately from the Mafco Group. The Tax Sharing Agreement allowed California Federal to take into account, in determining its liability to FN Holdings, any net operating loss carryovers that it would have been entitled to utilize if it had filed separate returns for each year since the formation of California Federal. The Tax Sharing Agreement also allowed FN Holdings to take into account, in determining its liability to Mafco Holdings, any net operating losses that it would have been entitled to utilize if it had filed a consolidated return on behalf of itself and California Federal for each year since the formation of California Federal.

     Pursuant to the Tax Sharing Agreement, the benefits of any net operating losses generated by California Federal since its formation were retained by California Federal and FN Holdings. As a result of the transfer of stock of California Federal by FN Holdings to GS Holdings as part of the Mergers, GS Holdings succeeded to the tax attributes of FN Holdings. In addition, pursuant to the Golden State Acquisition merger agreement, for any taxable period ending after the Merger Date (i) Golden State replaced Mafco Holdings and assumed all of the rights and obligations of Mafco Holdings under the Tax Sharing Agreement with respect to such taxable periods; (ii) GS Financial replaced FN Holdings under the Tax Sharing Agreement and assumed all of the rights and obligations of FN Holdings under the Tax Sharing Agreement with respect to such taxable periods; and (iii) California Federal continued to be bound by the Tax Sharing Agreement. Mafco Holdings continued to be bound for all obligations accruing prior to September 11, 1998 under the Tax Sharing Agreement for all taxable periods prior to September 11, 1998.

     Under federal tax law, GS Holdings and California Federal are subject to several liability with respect to the consolidated federal income tax liabilities of the Mafco Group or the Golden State Group (as defined below) for any taxable period during which GS Holdings or California Federal was, as the case may be, a member of such group. Therefore, GS Holdings or California Federal may be required to pay the Mafco Group's or the Golden State Group's consolidated federal tax liability notwithstanding prior payments made under the Tax Sharing Agreement by FN Holdings, GS Holdings or California Federal to Mafco Holdings or Golden State, as the case may be. Mafco Holdings or Golden State, as the case may be, have agreed, however, under the Tax Sharing Agreement, to indemnify GS Holdings and California Federal for any such federal income tax liability (and certain state and local tax liabilities) of Mafco or Golden State or any of their subsidiaries (other than GS Holdings and California Federal) that GS Holdings or California Federal is actually required to pay. For purposes of this section, "Golden State Group" refers to the consolidated group for which Golden State is the common parent.

     The amounts paid in 1998 pursuant to the Tax Sharing Agreement were (i) $19,366,550 by California Federal to FN Holdings, (ii) $12,561,957 by FN Holdings to Mafco Holdings $12,561,957, and (iii) $42,090,326 by California Federal to GS Holdings.

     Services Agreements

     Prior to the Merger, pursuant to an Agreement for Provision of Services between California Federal and First Nationwide Management dated December 1, 1994 that terminated on September 11, 1998 (the "First Nationwide Management Services Agreement"), a portion of the salaries and benefits payable by California Federal in 1998 to Messrs. Webb, Staff and Flanagan was charged to First Nationwide Management. All of such amounts paid by First Nationwide Management were charged to FN Holdings prior to the Merger Date for services performed by these executives. The total amounts received by California Federal pursuant to the First Nationwide Management Services Agreement were approximately $1,491,000, $1,885,000 and $1,379,000 in 1998, 1997 and 1996,
respectively, which amounts were included in the amounts allocated by First Nationwide Management to FN Holdings.

     For the period of time after the Merger, pursuant to an Agreement for Provision of Services between California Federal and Golden State Management effective September 12, 1998 (the "Golden State Management Services Agreement"), California Federal charged Golden State Management for a portion of the salaries and benefits payable by California Federal in 1998 to Messrs. Webb, Staff and Flanagan. The total amounts received by California Federal pursuant to the Golden State Management Services Agreement were approximately $312,000 in 1998.

     Rate Lock Agreements

     On May 29, 1998, TNIS, the then indirect parent of GS Holdings, and Salomon Brothers Holding Company ("Salomon"), entered into two interest rate lock agreements (the "Rate Lock Agreements"). TNIS entered into the Rate Lock Agreements for the benefit of GS Holdings in order to hedge against an increase in interest rates. Pursuant to the Rate Lock Agreements, if the applicable interest rates payable on certain U.S. Treasury Securities were higher at the time that the Fixed Rate Notes were priced than the interest rates payable on such U.S. Treasury Securities on May 29, 1998 by a certain amount, then Salomon would have been required to make a payment to TNIS. Since the interest rates payable on such U.S. Treasury Securities at the time the Fixed Rate Notes were priced were less than the interest rates payable on such U.S. Treasury Securities on May 29, 1998 by a certain amount, TNIS was required to make a comparable payment to Salomon.

     Pursuant to the Rate Lock Agreements, TNIS paid Salomon approximately $10.0 million on July 31, 1998. On September 14, 1998, GS Holdings reimbursed TNIS for such payment made by TNIS to Salomon pursuant to the Rate Lock Agreements, plus TNIS' cost of capital applied to the payment made. Management believes that the terms and conditions of this arrangement were at least as favorable to GS Holdings as might have been obtained in a similar transaction with an unaffiliated party.

     Loan to GS Escrow by Affiliate

     Simultaneously with the issuance of the GS Escrow Notes, TNIS loaned approximately $46 million to GS Escrow and GS Escrow deposited the proceeds of such loan, together with the net proceeds of the issuance of the GS Escrow Notes, in escrow pursuant to an escrow agreement (the "Escrow Agreement"). Such loan bore interest at a rate equal to TNIS' cost of capital, and was an unsecured obligation of GS Escrow. Such loan matured upon the consummation of the Refinancing Transactions. Management believes that the terms and conditions of such loan were at least as favorable to GS Escrow as might have been obtained in a similar transaction with an unaffiliated party.

OTHER TRANSACTIONS

     Loans to Executive Officers and Directors

     Some of the Bank's executive officers, directors, and members of their immediate families have engaged in loan transactions with the Bank. Such loans were made: (i) in the ordinary course of the Bank's business, (ii) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions between the Bank and other persons, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

     Tender Of Notes

     Pursuant to the Debt Tender Offers by FN Holdings, Mr. Webb tendered $.5 million in principal amount of the FN Holdings 12 1/4% Senior Notes, which tender was accepted by FN Holdings, with Mr. Webb receiving $1,098.18 plus accrued interest for each $1,000 of such notes tendered by him.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (TO BE UPDATED)

(a)  1.  FINANCIAL STATEMENT SCHEDULES

     Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

(b)  EXHIBITS

           2.1 Agreement and Plan of Reorganization, dated as of February 4, 1998, by and among First Nationwide (Parent) Holdings Inc., Golden State Holdings Inc., First Gibraltar Holdings, Inc., Hunter's Glen/Ford, Ltd. Golden State Bancorp Inc. and Golden State Financial Corporation. (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated February 4, 1998 (the "February 1998 Form 8-K")).

           2.2 Amendment No. 1 dated as of July 31, 1998, by and among First Nationwide (Parent) Holdings Inc., First Nationwide Holdings Inc., Golden State Bancorp Inc., Golden State Financial Corporation, First Gibraltar Holdings Inc. and Hunter's Glen/Ford Ltd., to the Agreement and Plan of Reorganization, dated as February 4, 1998, by and among the Parties.

           3.1 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

           3.2 By-laws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

           4.1 Indenture, dated as of September 19, 1996, between First Nationwide Escrow Corp. and The Bank of New York, as trustee, relating to the 10 5/8% Senior Subordinated Exchange Notes Due 2003 (the "New Notes"). (Incorporated by reference to Exhibit
                  4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

           4.2 First Supplemental Indenture, dated as of January 3, 1997, among the Registrant, First Nationwide Escrow Corp. and The Bank of New York, as trustee, relating to the New Notes. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

           4.3 Second Supplemental Indenture dated September 11, 1998, supplementing the Indenture, dated as of September 19, 1996, as Supplemented, between First Nationwide Holdings Inc. and The Bank of New York, as Trustee, relating to the 10 5/8% Senior Subordinated Exchange Notes Due 2003.

           4.4 Third Supplemental Indenture dated September 14, 1998, between Golden State Holdings Inc. (formerly known as New First Nationwide Holdings Inc.), as successor to First Nationwide Holdings Inc., and The Bank of New York, as Trustee, relating to the 10 5/8% Senior Subordinated Exchange Notes Due 2003.

           4.5 Indenture, dated as of January 31, 1996, between the Registrant and The Bank of New York, as trustee, relating to the 9 1/8% Senior Subordinated Exchange Notes Due 2003. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333- 00854)).

           4.6 First Supplemental Indenture dated as of September 11, 1998, supplementing the Indenture, dated as of January 31, 1996, between First Nationwide Holdings Inc. and The Bank of New York, as Trustee, relating to the 9 1/8% Senior Subordinated Exchange Notes Due 2003.

           4.7 Second Supplemental Indenture dated as of September 14, 1998, supplementing the Indenture dated as of January 31, 1996, as Supplemented, between Golden State Holdings Inc. (formerly known as New First Nationwide Holdings Inc.), as successor to First Nationwide Holdings Inc., and The Bank of New York, as Trustee, relating to the 9 1/8% Senior Subordinated Exchange Notes Due 2003.

           4.8 Indenture, dated as of July 15, 1994, between the Registrant and The First National Bank of Boston, as trustee, relating to the 12 1/4% Senior Exchange Notes Due 2001 (the "12 1/4% Senior Note Indenture"). (Incorporated by reference to
                  Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-82654)).

           4.9 First Supplemental Indenture, dated as of January 17, 1997, between the Registrant and State Street Bank and Trust Company, as trustee, supplementing the 12 1/4% Senior Note Indenture. (Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

          4.10 Second Supplemental Indenture, dated September 11, 1998, supplementing the Indenture dated as of July 15, 1994, as Supplemented, between Golden State Holdings Inc. (formerly known as New First Nationwide Holdings Inc.), as successor to First Nationwide Holdings Inc., and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as trustee, relating to the 12 1/4% Senior Exchange Notes Due 2001.

          4.11 Third Supplemental Indenture dated as of September 14, 1998, supplementing the Indenture dated as of July 15, 1994, as Supplemented, between Golden State Holdings Inc. (formerly known as New First Nationwide Holdings Inc.), as successor to First Nationwide Holdings Inc., and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as trustee, relating to the 12 1/4% Senior Exchange Notes Due 2001.

          4.12 Indenture, dated as of October 1, 1986, between First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association Re: $100,000,000 10% Subordinated Debentures due 2006 (the "2006 Indenture"). (Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

          4.13 First Supplemental Indenture, dated as of September 30, 1994, among First Madison Bank, FSB, First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association, supplementing the 2006 Indenture. (Incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

          4.14 Second Supplemental Indenture, dated as of January 3, 1997, among First Nationwide Bank, A Federal Savings Bank, California Federal Bank, A Federal Savings Bank and Bank of America National Trust and Savings Association, as trustee, supplementing the 2006 Indenture. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

          4.15 Indenture, dated February 15, 1986, between Cal Fed Bancorp Inc. and Manufacturers Hanover Trust Company, as trustee, relating to the 6 1/2% Convertible Subordinated Debentures Due 2001 (the "6 1/2% Convertible Debenture Indenture"). (Incorporated by reference to Exhibit 4.11 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

          4.16 First Supplemental Indenture, dated as of December 16, 1992, among Cal Fed Bancorp Inc., XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and Chemical Bank, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

          4.17 Second Supplemental Indenture dated as of December 13, 1996 among XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and The Chase Manhattan Bank, as trustee, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit

                  4.13 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

          4.18 Third Supplemental Indenture dated as of December 13, 1996 among Cal Fed Bancorp Inc., XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and The Chase Manhattan Bank, as Trustee, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

          4.19 Fourth Supplemental Indenture dated as of December 13, 1996 among Cal Fed Bancorp Inc., XCF Acceptance Corporation, and The Chase Manhattan Bank, as trustee, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to
                  Exhibit 4.15 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

          4.20 Indenture, dated December 1, 1992, between California Federal Bank, A Federal Savings Bank and Chemical Bank, as trustee, relating to the 10% Subordinated Debentures Due 2003. (Incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

          4.21 Agreement Regarding Contingent Litigation Recovery Participation Interests, dated as of June 30, 1995, between California Federal Bank, A Federal Savings Bank, and Chemical Trust Company of California, as Interest Agent. (Incorporated by reference to Exhibit 4.17 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

          4.22 Agreement regarding Secondary Contingent Litigation Recovery Participation Interests, dated as of December 2, 1996, between California Federal Bank, A Federal Savings Bank, and ChaseMellon Shareholder Services, L.L.C., as Interest Agent. (Incorporated by reference to Exhibit 4.18 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

          4.23 Note Agreement Regarding $50,000,000 aggregate principal amount of 10.668% Senior Subordinated Notes Due 1998 of California Federal Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 4.19 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

          4.24 Indenture dated as of August 6, 1998 between GS Escrow Corp. and the Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597)).

          4.25 First Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597)).

          4.26 Second Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597)).

          4.27 Third Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.4 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597)).

          4.28 Fourth Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.5 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597)).

          4.29 Fifth Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.6 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597)).

          10.1 Tax Sharing Agreement, effective as of January 1, 1994, by and among First Madison Bank, FSB, Golden State Holdings Inc. and Mafco Holdings, Inc. (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 33-82654)).

          10.2 Amendment to Tax Sharing Agreement, effective as of September 11, 1998, by and among Mafco Holdings Inc., Golden State Bancorp Inc., First Nationwide Holdings Inc., California Federal Bank, A Federal Savings Bank, and New First Nationwide Holdings Inc.

          10.3 Asset Purchase Agreement, dated as of April 14, 1994, between First Madison Bank, FSB, and First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 3, 1994.)

          10.4 Amendment No. 1 to the Asset Purchase Agreement, dated as of September 30, 1994, between First Madison Bank, FSB, and First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated October 3, 1994.)

          10.5 Amendment No. 2 to the Asset Purchase Agreement, dated as of September 30, 1994, between First Madison Bank, FSB, and First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated October 3, 1994.)

          10.6 Exchange Agreement dated September 26, 1994 by and among Gerald J. Ford, the Registrant and NationsBank of Texas, N.A. (Incorporated by reference to Exhibit 10.12 to Amendment No.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-82654)).

          10.7 Exchange Agreement dated October 20, 1994 between Carl B. Webb and the Registrant. (Incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1 (File No. 333-00854)).

          10.8 Stockholders Agreement dated October 3, 1994 by and among Gerald J. Ford, the Registrant and First Nationwide (Parent) Holdings Inc. (Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-82654)).

          10.9 Office Lease, dated as of November 15, 1990, between Webb/San Francisco Ventures, Ltd. and First Nationwide Bank, A Federal Savings Bank. Confidential treatment has been granted for portions of this document (Incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 33-82654)).

         10.10 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Gerald J. Ford, dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.11 Amendment to Employment Agreement between California Federal Bank, A Federal Savings Bank, and Gerald J. Ford, dated as of January 1, 1998. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

         10.12 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Carl B. Webb, II, dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.13 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Carl B. Webb, II. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 30, 1996 ( the "August 1996 Form 8-K")).

         10.14 Employment Agreement dated as of January 1, 1998 between California Federal Bank, A Federal Savings Bank, and Carl B. Webb II. (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

         10.15 Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Christie S. Flanagan. (Incorporated by reference to Exhibit 10.4 to the August 1996 Form 8-K.)

         10.16 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and James R. Staff, dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.17 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and James R. Staff. (Incorporated by reference to Exhibit 10.3 to the August 1996 Form 8-K.)

         10.18 Employment Agreement dated as of January 1, 1998 between California Federal Bank, A Federal Savings Bank, and J. Randy Staff. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

         10.19 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Lacy G. Newman, Jr. dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-00854)).

         10.20 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Lacy G. Newman, Jr. (Incorporated by reference to Exhibit
                  10.5 to the August 1996 Form 8-K.)

         10.21 Employment Agreement dated as of January 1, 1998 between California Federal Bank, A Federal Savings Bank, and Lacy G. Newman, Jr. (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

         10.22 Employment Agreement dated as of January 1, 1996, between First Nationwide, A Federal Savings Bank and Richard P. Hodge. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

         10.23 Amendment to Employment Agreement, dated as of January 1, 1999, between First Nationwide Bank, A Federal Savings Bank, and Richard P. Hodge (Incorporated by reference to Exhibit
                  10.2 to the August 1996 Form 8-K.)

         10.24 Employment Agreement dated as of January 1, 1999, by and between California Federal Bank, A Federal Savings Bank, and Richard P. Hodge.

         10.25 Employment Agreement between First Nationwide Mortgage Corporation, and Walter C. Klein, Jr., dated as of January 8, 1996. (Incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

         10.26 Amendment to Employment Agreement dated as of July 10, 1997, between First Nationwide Mortgage Corporation and Walter C. Klein, Jr. (Incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

         10.27 Post-Employment Consulting Agreement between California Federal Bank, A Federal Savings Bank and Edward G. Harshfield, dated January 6, 1997. (Incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

         10.28 Special Bonus Agreement, dated as of November 25, 1996, by and between the Registrant and Carl B. Webb II. (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

         10.29 Mortgage Company Asset Sale Agreement by and among Resolution Trust Corporation as conservator for Standard Federal Savings Association, America's Mortgage Servicing, Inc., A Mortgage Company, America's Lending Network, Inc., and Stanfed Financial Services, Inc.; and First Nationwide Mortgage Corporation dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.30 Receivables Sale Agreement by and among Resolution Trust Corporation as conservator for Standard Federal Savings Association, America's Mortgage Servicing, Inc., A Mortgage Company, and America's Lending Network, Inc.; and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.31 Purchase and Sale Agreement by and between Resolution Trust Corporation in its corporate capacity and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.32 Purchase and Sale Agreement by and among Resolution Trust Corporation as receiver of or conservator for certain associations and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit
                  10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.33 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated December 2, 1994, regarding the Mortgage Company Asset Sale Agreement, Receivable Sales Agreement, and two Purchase and Sales Agreements among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.34 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 23, 1995, regarding the Mortgage Company Asset Sale Agreement, Receivable Sales Agreement, and two Purchase and Sales Agreements among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.35 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 24, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.36 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 28, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994 (power of attorney matters). (Incorporated by reference to Exhibit
                  10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.37 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 28, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December

                  1, 1994 (amendments to schedules). (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.38 Agreement for Provision of Services between First Nationwide Bank, A Federal Savings Bank and Trans Network Insurance Services, Inc. (then named "First Gibraltar (Parent) Holdings Inc."), dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.39    Assignment from Trans Network Insurance Services Inc. to
                  First Nationwide Management Corp. of Agreement for Provision of Services. (Incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

         10.40 Asset Purchase Agreement between Trans Network Insurance Services Inc. and FNC Insurance Agency, Inc. dated effective June 1, 1995. (Incorporated by reference to Exhibit 10.24 to Post- Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 33- 82654)).

         10.41 Trans Network Marketing and Support Services Agreement between First Nationwide Bank, A Federal Savings Bank, and Trans Network Insurance Services Inc. dated effective June 1, 1995. (Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 33-82654)).

         10.42 Amendment No. 2 to Lease between First Nationwide Bank, A Federal Savings Bank, and RNM 135 Main, L.P. dated April 6, 1995. (Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 33-82654)).

         10.43 Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford dated as of October 1, 1994 (Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 33-82654)).

         10.44 Amendment to Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford, dated effective December 17, 1997. (Incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

         10.45 First Amendment, dated as of January 1, 1995, by and among First Nationwide Management Corp., Diamond A-Ford Corporation, Trans Network Insurance Services, Inc. and Gerald J. Ford, supplementing the Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford dated as of October 1, 1994 (Incorporated by reference to Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 (File No. 333-00854)).

         10.46 Management Incentive Plan for Certain Employees of First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 10.34 to Registrant's Registration Statement on Form S-1 (File No. 333-00854)).

         10.47 Deferred Executive Compensation Program. (Incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

         10.48 Reimbursement and Expense Allocation Agreement, dated as of January 1, 1996, by and between First Nationwide Management Corp. and the Registrant. (Incorporated by reference to Exhibit 10.35 to Registrant's Registration Statement on Form S-1 (File No. 333-00854)).

         10.49 Registration Agreement, dated September 13, 1996, among the Registrant, First Nationwide Escrow Corp. and the initial purchasers named therein relating to the New Notes. (Incorporated by reference to Exhibit 4.20 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

         10.50 Amended and Restated Agreement and Plan of Merger dated as of the 27th day of July, 1996 by and among the Registrant, CFB Holdings, Inc., Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank. (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015)).

         10.51 Stock Option Agreement, dated as of February 4, 1998, by and between Golden State Bancorp Inc. and First Nationwide (Parent) Holdings Inc. (Incorporated by reference to Exhibit
                  99.1 to the February 1998 Form 8-K.)

         10.52 Litigation Management Agreement, dated as of February 4, 1998, by and among Golden State Bancorp Inc., Glendale Federal Bank, Federal Savings Bank, California Federal Bank, A Federal Savings Bank, Stephen J. Trafton and Richard A. Fink. (Incorporated by reference to Exhibit 99.2 to the February 1998 Form 8-K.)

         10.53 Reimbursement and Expense Allocation agreement between Golden State Bancorp Inc. and California Federal Bank, A Federal Savings Bank, dated November 23, 1998.

         10.54 Agreement for Provision of Services between California Federal Bank, A Federal Savings Bank, Inc. Golden State Management Inc., dated November 23, 1998.

         10.55 Purchase and Assumption Agreement between Norwest Bank Nevada, N.A., and California Federal Bank, A Federal Savings Bank, dated October 30, 1998.

         10.56 Purchase and Assumption Agreement between Wells Fargo Bank, N.A., and California Federal Bank, A Federal Savings Bank, dated October 30, 1998.

          12.1 Statement regarding the computation of ratio of earnings to combined fixed charges, minority interest and preferred stock dividends for the Registrant.

          21.1    Subsidiaries of the Registrant.

          24.1    Power of Attorney executed by Ronald O. Perelman.

          24.2    Power of Attorney executed by Howard Gittis.

          27.1    Financial Data Schedule.

(C)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 1999

                                           GOLDEN STATE HOLDINGS INC.




                                           By:  /s/  Gerald J. Ford
                                               --------------------------------
                                                     Gerald J. Ford
                                                     Chairman of the Board and
                                                     Chief Executive Officer


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            NAME                           TITLE                      DATE
            ----                           -----                      ----

  /s/ Gerald J. Ford           Chairman of the Board, Chief      March 25, 1999
---------------------------    Executive Officer and Director
      Gerald J. Ford           (Principal Executive Officer)


  /s/ Carl B. Webb             President, Chief Operating        March 25, 1999
---------------------------    Officer and Director
      Carl B. Webb



  /s/ Richard H. Terzian       Executive Vice President          March 25, 1999
---------------------------    and Chief Financial Officer
      Richard H. Terzian       (Principal Financial Officer)


  /s/ Renee Nichols Tucei      Senior Vice President and         March 25, 1999
---------------------------    Controller
      Renee Nichols Tucei      (Principal Accounting Officer)


            *                  Director                          March 25, 1999
---------------------------
      Ronald O. Perelman


            *                  Director                          March 25, 1999
---------------------------
      Howard Gittis

* Eric K. Kawamura, by signing his name hereto, does hereby execute this report on Form 10-K on behalf of the directors of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and filed as exhibits to this report on Form 10-K.




                                              By:  /s/  Eric K. Kawamura
                                                  -----------------------------
                                                        Eric K. Kawamura
                                                        Attorney-in-fact

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Golden State Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Golden State Holdings Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden State Holdings Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.






                                                              KPMG LLP


San Francisco, California
January 26, 1999

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1998 and 1997
                 (dollars in thousands, except per share data)


         Assets                                                                         1998         1997
         ------                                                                         ----         ----

Cash and amounts due from banks                                                   $   854,954   $   350,214
Interest-bearing deposits in other banks                                               52,671        36,164
Short-term investment securities                                                       60,325        25,933
                                                                                  -----------   -----------
     Cash and cash equivalents                                                        967,950       412,311

Securities available for sale, at fair value                                          770,747       813,085
Securities held to maturity (fair value $251,489 in 1998 and $58,299 in 1997)         250,964        58,299
Mortgage-backed securities available for sale, at fair value                       12,947,992     5,076,598
Mortgage-backed securities held to maturity (fair value $2,825,227 in 1998
     and $1,373,289 in 1997)                                                        2,770,913     1,337,877
Loans held for sale, net                                                            2,366,583     1,483,466
Loans receivable, net                                                              30,280,944    19,424,410
Investment in Federal Home Loan Bank ("FHLB") System                                1,000,147       468,191
Office premises and equipment, net                                                    310,572       159,349
Foreclosed real estate, net                                                            80,068        76,997
Accrued interest receivable                                                           317,455       188,203
Intangible assets (net of accumulated amortization of $113,709 in 1998
     and $60,294 in 1997)                                                             923,598       675,927
Mortgage servicing rights                                                             943,581       536,703
Other assets                                                                          866,422       635,663
                                                                                  -----------   -----------
         Total assets                                                             $54,797,936   $31,347,079
                                                                                  ===========   ===========

         Liabilities, Minority Interest and Stockholder's Equity
         -------------------------------------------------------
Deposits                                                                          $24,647,488   $16,202,605
Securities sold under agreements to repurchase                                      4,238,395     1,842,442
Borrowings                                                                         22,375,557    10,769,594
Other liabilities                                                                   1,210,802       702,475
                                                                                  -----------   -----------
         Total liabilities                                                         52,472,242    29,517,116
                                                                                  -----------   -----------

Commitments and contingencies                                                              --            --

Minority interest                                                                     593,438       986,456

Stockholder's equity:
     Floating rate cumulative perpetual Preferred Stock, $1.00 par value, liquidation value of $15,000 per share, 24,000 shares authorized, zero shares and 1,712 shares issued and outstanding at
         December 31, 1998 and 1997, respectively                                          --        25,680
     Common stock, $1.00 par value, 1,000 shares and zero shares authorized,
         issued and outstanding at December 31, 1998 and 1997, respectively                 1            --
     Class A common stock, $1.00 par value, zero shares and 800 shares authorized, issued and outstanding at December 31, 1998 and 1997,
         respectively                                                                      --             1
     Class B common stock, $1.00 par value, zero shares and 200 shares authorized, issued and outstanding at December 31, 1998 and 1997,
         respectively                                                                      --            --
     Additional paid-in capital                                                     1,512,061        31,890
     Accumulated other comprehensive income                                             6,151        35,162
     Retained earnings (substantially restricted)                                     214,043       750,774
                                                                                  -----------   -----------
       Total stockholder's equity                                                   1,732,256       843,507
                                                                                  -----------   -----------
Total liabilities, minority interest and stockholder's equity                     $54,797,936   $31,347,079
                                                                                  ===========   ===========

     See accompanying notes to consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                  Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                                                                         1998               1997             1996
                                                                         ----               ----             ----

Interest income:
    Loans receivable                                                   $1,739,294       $1,553,210        $  884,905
    Mortgage-backed securities available for sale                         482,567          297,816           115,983
    Mortgage-backed securities held to maturity                           134,537          113,300           135,103
    Covered assets                                                             --               --             1,413
    Loans held for sale                                                   115,714           76,364            61,595
    Securities available for sale                                          49,730           53,936            31,416
    Securities held to maturity                                             4,702            2,436               257
    Interest-bearing deposits in oth                                       22,263            5,638             3,127
                                                                       ----------      -----------        ----------
             Total interest income                                      2,548,807        2,102,700         1,233,799
                                                                       ----------      -----------        ----------
Interest expense:
    Deposits                                                              791,112          746,985           419,174
    Securities sold under agreements to repurchase                        153,697          140,547           120,280
    Borrowings                                                            829,316          553,272           268,346
                                                                       ----------      -----------        ----------
             Total interest expense                                     1,774,125        1,440,804           807,800
                                                                       ----------      -----------        ----------
             Net interest income                                          774,682          661,896           425,999
Provision for loan losses                                                  40,000           79,800            39,600
                                                                       ----------      -----------        ----------
             Net interest income after provision for loan
               losses                                                     734,682          582,096           386,399
                                                                       ----------      -----------        ----------
Noninterest income:
    Loan servicing fees, net                                              132,543          143,704           123,887
    Customer banking fees and service charges                             121,283          100,263            45,044
    Management fees                                                         2,263            6,211             9,694
    Gain on sale of loans, net                                             54,217           24,721            17,802
    Gain on sale of assets, net                                               193           38,230            38,118
    Gain on sale of branches                                              108,825            3,569           363,342
    Gain from termination of Assistance Agreement                              --               --            25,632
    Dividends on FHLB stock                                                36,042           24,790            11,670
    Other income                                                           21,633           22,996            18,189
                                                                       ----------      -----------        ----------
             Total noninterest income                                     476,999          364,484           653,378
                                                                       ----------      -----------        ----------
Noninterest expense:
    Compensation and employee benefits                                    293,573          256,448           204,818
    Occupancy and equipment                                                97,456           81,914            51,936
    Savings Association Insurance Fund ("SAIF")
     deposit insurance premium                                             11,055           10,680            81,149
    Loan expense                                                           48,183           60,437            31,282
    Marketing                                                              19,597           20,186            10,908
    Professional fees                                                      56,327           48,771            18,986
    Data processing                                                        15,707           12,402            10,491
    Foreclosed real estate operations, net                                 (6,152)          (3,304)           (7,390)
    Amortization of intangible assets                                      53,415           49,153             9,445
    Merger and integration costs                                           59,162               --                --
    Other                                                                 113,001          112,032            78,944
                                                                       ----------      -----------        ----------
             Total noninterest expense                                    761,324          648,719           490,569
                                                                       ----------      -----------        ----------

    Income before income taxes, minority interest and
     extraordinary item                                                   450,357          297,861           549,208
    Income tax (benefit) expense                                          (96,300)          47,148           (73,131)
                                                                       ----------      -----------        ----------
    Income before minority interest and
     extraordinary item                                                   546,657          250,713           622,339
    Minority interest                                                     109,949           89,344            43,230
                                                                       ----------      -----------        ----------
    Income before extraordinary item                                      436,708          161,369           579,109
    Extraordinary item - loss on early extinguishment
     of debt, net of tax                                                   98,706               --             1,586
                                                                       ----------      -----------        ----------
             Net income                                                   338,002          161,369           577,523
    Preferred stock dividends                                                 578           12,791             4,815
                                                                       ----------      -----------        ----------
             Net income available to common stockholder                $  337,424      $   148,578        $  572,708
                                                                       ==========      ===========        ==========

See accompanying notes to consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                                                                            1998            1997           1996
                                                                            ----            ----           ----

Net income                                                                  $338,002       $161,369        $577,523

Other comprehensive income, net of tax:
         Unrealized holding (loss) gain on securities available for sale:
                  Unrealized holding (loss) gain arising during the
                           period                                            (28,167)        10,907          18,225
                  Less: reclassification adjustment for gain
                           included in net income                               (844)       (21,964)        (35,518)
                                                                            --------       --------        --------
         Other comprehensive loss                                            (29,011)       (11,057)        (17,293)
                                                                            --------       --------        --------
Comprehensive income                                                        $308,991       $150,312        $560,230
                                                                            ========       ========        ========



See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholder's Equity
                  Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)



                                                                                Accumulated
                                                                Additional         other                     Total
                                         Preferred     Common     paid-in       comprehensive  Retained  stockholder's
                                           stock       stock      capital         income       earnings      equity
                                         ---------    ------      -------         -------      --------  -------------
Balance at December 31, 1995               $    --       $ 1   $  223,000         $ 63,512    $ 175,903    $  462,416
Net income                                      --        --           --               --      577,523       577,523
Dividends on class C common stock               --        --           --               --       (8,575)       (8,575)
Dividends on class A common stock               --        --           --               --      (52,467)      (52,467)
Dividends on class B common stock               --        --           --               --      (13,116)      (13,116)
Issuance of FN Holdings Preferred Stock    150,000        --       (5,751)              --           --       144,249
Dividends on FN Holdings Preferred Stock       792        --           --               --       (4,815)       (4,023)
Redemption of class C common stock              --        --     (169,497)              --           --      (169,497)
Change in net unrealized holding gains
    on securities available for sale            --        --           --          (17,293)          --       (17,293)
                                        ----------      ----   ----------         --------    ---------    ----------
Balance at December 31, 1996               150,792         1       47,752           46,219      674,453       919,217

Net income                                      --        --           --               --      161,369       161,369
FN Escrow Merger                            35,983        --           --               --       (1,163)       34,820
Redemption of FN Holdings/FN Escrow
    Preferred Stock                        (35,983)       --           --               --           --       (35,983)
Issuance costs of FN Holdings
    Preferred Stock                             --        --         (650)              --           --          (650)
Issuance costs of REIT Preferred Stock          --        --      (17,551)              --           --       (17,551)
Redemption of FN Holdings Preferred
    Stock                                 (127,339)       --        2,339               --           --      (125,000)
Cash dividends on common stock                  --        --           --               --      (71,094)      (71,094)
Cash dividends on FN Holdings
    Preferred Stock                             --        --           --               --      (10,564)      (10,564)
Preferred Stock dividends                    2,227        --           --               --       (2,227)           --
Change in net unrealized holding gains
    on securities available for sale            --        --           --          (11,057)          --       (11,057)
                                        ----------      ----   ----------         --------    ---------    ----------
Balance at December 31, 1997                25,680         1       31,890           35,162      750,774       843,507


Net income                                      --        --           --               --      338,002       338,002
Redemption of FN Holdings
    Preferred Stock                        (25,787)       --          787               --           --       (25,000)
Golden State Acquisition                        --        --    1,482,760               --           --     1,482,760
GS Escrow Merger                                --        --       (3,535)              --           --        (3,535)
Capital contribution of Trans Network
    Insurance Services                          --        --           56               --           --            56
Tax benefit on exercise of stock options        --        --          103               --           --           103
Dividends on common stock                       --        --           --               --     (874,155)     (874,155)
Cash dividends on FN Holdings
    Preferred Stock                             --        --           --               --         (471)         (471)
Preferred Stock dividends                      107        --           --               --         (107)           --
Change in net unrealized holding gains
    on securities available for sale            --        --           --          (29,011)          --       (29,011)
                                        ----------      ----   ----------         --------    ---------    ----------
Balance at December 31, 1998              $     --       $ 1   $1,512,061         $  6,151    $ 214,043    $1,732,256
                                        ==========      ====   ==========         ========    =========    ==========


See accompanying notes to consolidated financial statements.

                                GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                Years Ended December 31, 1998, 1997 and 1996
                                             (in thousands)

                                                                   1998           1997           1996
                                                                   ----           ----           ----
Cash flows from operating activities:
Net income                                                    $   338,002    $   161,369    $   577,523
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Amortization of intangible assets                                53,415         49,153          9,445
  Accretion of discount on borrowings                                 285             --             --
  Amortization (accretion) of purchase accounting premiums
   and discounts, net                                                (236)       (20,650)       (15,771)
  Amortization of mortgage servicing rights                       158,163        110,282         90,981
  Provision for loan losses                                        40,000         79,800         39,600
  Gain on sales of assets, net                                       (193)       (38,230)       (38,118)
  Gain on sale of branches                                       (108,825)        (3,569)      (363,342)
  Gain on sales of foreclosed real estate, net                    (13,559)       (12,087)       (12,951)
  Loss on sale of loans, net                                      115,755         95,744         63,226
  Capitalization of originated mortgage servicing rights         (169,972)      (120,465)       (81,028)
  Gain from termination of Assistance Agreement                        --             --        (25,632)
  Extraordinary loss on early extinguishment of debt, net          98,706             --          1,586
  Depreciation and amortization of office premises
   and equipment                                                   26,458         16,773         10,921
  Amortization of deferred debt issuance costs                      6,958          5,766          1,811
  FHLB stock dividends                                            (36,042)       (24,790)       (11,670)
  Purchases and originations of loans held for sale            (8,843,499)    (6,293,262)    (4,822,753)
  Proceeds from the sale of loans held for sale                 7,892,122      5,510,777      5,157,186
  (Increase) decrease in other assets                             (51,508)       164,871        (89,224)
  (Increase) decrease in accrued interest receivable              (17,630)       (11,197)        20,991
  Decrease in other liabilities                                   (95,754)      (143,022)       (40,125)
  Minority interest                                               109,949         89,344         43,230
                                                              -----------    -----------    -----------
    Net cash (used in) provided by
     operating activities                                        (497,405)      (383,393)       515,886
                                                              -----------    -----------    -----------

                                                                    (Continued)


See accompanying notes to consolidated financial statements.




                                             GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows,
                                              continued Years Ended December 31, 1998,
                                                            1997 and 1996
                                                           (in thousands)

                                                                         1998               1997             1996
                                                                         ----               ----             ----
Cash flows from investing activities:
         Acquisitions and divestitures:
           Golden State Acquisition                                   $    792,127    $         --    $         --
           Cal Fed Acquisition                                                  --        (161,196)             --
           GSAC Acquisition                                                (13,577)             --              --
           Auto One Acquisition                                                 --          (2,845)             --
           SFFed Acquisition                                                    --              --         (83,184)
           Home Federal Acquisition                                             --              --          79,044
           Mortgage loan servicing rights and operations                        --         (34,260)        (48,305)
         Purchases of securities available for sale                       (891,643)     (1,340,881)       (497,963)
         Proceeds from sales of securities available for sale                   --          52,014          92,320
         Proceeds from maturities of securities available for sale         975,288       1,015,410         242,514
         Purchases of securities held to maturity                             (384)        (58,965)         (9,303)
         Principal payments and proceeds from maturities of
           securities held to maturity                                       2,827           4,938           1,255
         Purchases of mortgage-backed securities available for sale     (8,959,321)     (2,589,257)       (149,724)
         Principal payments on mortgage-backed securities
           available for sale                                            3,284,430       1,099,699         475,186
         Proceeds from sales of mortgage-backed securities
           available for sale                                                5,664          50,772              --
         Purchases of mortgage-backed securities held to maturity               --            (458)             --
         Principal payments on mortgage-backed securities held
           to maturity                                                     468,544         283,696         387,891
         Proceeds from sales of loans                                       10,875          21,179         123,026
         Net decrease in loans receivable                                1,687,198         514,377       1,498,588
         Decrease in covered assets                                             --              --          39,349
         Purchases of FHLB stock, net                                     (278,955)        (50,721)        (65,753)
         Purchases of office premises and equipment                        (71,361)        (66,131)        (42,368)
         Proceeds from the disposal of office premises and
           equipment                                                        30,634          31,400           4,071
         Proceeds from sales of foreclosed real estate                     164,278         200,275         170,443
         Purchases of mortgage servicing rights                           (157,224)        (29,627)        (65,994)
         Proceeds from sales of mortgage servicing rights                       --          31,051              --
                                                                      ------------    ------------    ------------
           Net cash (used in) provided by investing activities          (2,950,600)     (1,029,530)      2,151,093
                                                                      ------------    ------------    ------------

Cash flows from financing activities:
         Branch sales                                                   (1,267,517)        (79,900)     (4,585,022)
         Net decrease in deposits                                       (1,426,963)     (1,196,360)        (56,694)
         Proceeds from additional borrowings                            25,559,922      19,595,218      10,710,331
         Principal payments on borrowings                              (20,496,018)    (17,495,008)     (8,484,883)
         Net increase (decrease) in securities sold under
           agreements to repurchase                                      1,945,646         (40,289)       (202,169)
         Proceeds from GS Escrow Merger                                  1,970,285              --              --
         Bank Preferred Stock Tender Offers                               (423,509)             --              --
         Debt Tender Offers                                             (1,089,885)             --              --
         Proceeds from FN Escrow Merger                                         --         603,313              --
         Issuance of FN Holdings Preferred Stock, net                           --            (650)        144,249
         Issuance of REIT Preferred Stock, net                                  --         482,449              --
         Redemption of class C common stock                                     --              --        (124,670)
         Redemption of FN Holdings/FN Escrow Preferred Stock                    --         (17,250)             --
         Redemption of FN Holdings Preferred Stock                         (25,000)       (125,000)             --
         Dividends on class C common stock                                      --              --          (6,633)
         Dividends on common stock                                        (662,914)        (71,094)        (65,583)
         Dividends on preferred stock                                         (471)        (10,564)         (4,023)
         Dividends paid to minority stockholders, net of taxes             (80,035)        (89,500)        (34,584)
         Tax benefit on exercise of stock options                              103              --              --
                                                                      ------------    ------------    ------------
           Net cash provided by (used in) financing activities           4,003,644       1,555,365      (2,709,681)
                                                                      ------------    ------------    ------------

Net change in cash and cash equivalents                                    555,639         142,442         (42,702)
Cash and cash equivalents at beginning of year                             412,311         269,869         312,571
                                                                      ------------    ------------    ------------
Cash and cash equivalents at end of year                              $    967,950    $    412,311    $    269,869
                                                                      ============    ============    ============

See accompanying notes to consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)Organization

      Golden State Holdings Inc. ("GS Holdings") is an indirect subsidiary of Golden State Bancorp Inc. ("Golden State"). GS Holdings was a newly formed subsidiary of First Nationwide Holdings Inc. ("FN Holdings"), which was formed to acquire all of the assets of FN Holdings, including all of the common stock of California Federal Bank, A Federal Savings Bank, (the "Bank") as part of the Golden State Acquisition (as defined herein). GS Holdings is a holding company whose only significant asset is all of the common stock of the Bank.

      The Bank was organized and chartered as First Gibraltar Bank, FSB ("First Gibraltar"), a federal stock savings bank, in December 1988 for the primary purpose of acquiring substantially all of the assets and assuming deposit, secured and certain other liabilities of five insolvent Texas savings and loan associations ("Closed Associations") from the Federal Savings and Loan Insurance Corporation ("FSLIC"), as receiver.

      On February 1, 1993, First Gibraltar sold to BankAmerica Corporation certain assets, liabilities and substantially all of the branch operations of First Gibraltar located in Texas, including $829 million of loans and 130 branches with approximately $6.9 billion in deposits (the "BAC Sale"). Concurrently with the BAC Sale, First Gibraltar changed its name to First Madison Bank, FSB ("First Madison").

      On April 14, 1994, First Madison entered into the Asset Purchase Agreement with First Nationwide Bank, A Federal Savings Bank ("Old FNB"), an indirect subsidiary of Ford Motor Company ("Ford Motor"). On October 3, 1994, effective immediately after the close of business on September 30, 1994, First Madison acquired substantially all of the assets and certain of the liabilities (the "FN Acquired Business") of Old FNB (the "FN Acquisition"). Effective October 1, 1994, First Madison changed its name to First Nationwide Bank, A Federal Savings Bank ("First Nationwide").

      On January 3, 1997, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among FN Holdings, Cal Fed Bancorp Inc. ("Cal Fed") and California Federal Bank, A Federal Savings Bank ("Old California Federal"), FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old California Federal, and First Nationwide merged with and into Old California Federal (the "Cal Fed Acquisition"). The aggregate consideration paid under the Merger Agreement consisted of approximately $1.2 billion in cash and the issuance of litigation interests. Cal Fed, a savings and loan holding company, owned 100% of the common stock of Old California Federal. At December 31, 1996, Old California Federal had total assets of approximately $14.1 billion and deposits of $8.9 billion, and operated 119 branches in California and Nevada. Effective January 3, 1997, First Nationwide changed its name to California Federal Bank, A Federal Savings Bank. In connection with the Cal Fed Acquisition, FN Holdings made a capital contribution to the Bank on January 3, 1997 of approximately $685 million.

      On September 11, 1998, First Nationwide (Parent) Holdings Inc. ("Parent Holdings"), parent company of FN Holdings and the Bank, and Hunter's Glen/Ford Ltd. ("Hunter's Glen"), a 20% minority shareholder of FN Holdings, completed a merger with Golden State. See note 3.

      In November 1996, the Bank formed California Federal Preferred Capital Corporation ("Preferred Capital Corp."), a real estate investment trust ("REIT"), for the purpose of acquiring, holding and managing real estate mortgage assets. All of Preferred Capital Corp.'s common stock is owned by the Bank. Pursuant to a subservicing agreement with the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC"), FNMC services Preferred Capital Corp.'s mortgage assets. On January 31, 1997, Preferred Capital Corp. issued to the public $500 million of its 9 1/8% Noncumulative Exchangeable Preferred Stock (the "REIT Preferred Stock"), which is reflected in the Company's consolidated balance sheet as minority interest. Preferred Capital Corp. used the proceeds from such offering to acquire mortgage assets from the Bank.

      The Bank is a diversified financial services company that primarily serves consumers in California, and to a lesser extent, in Nevada. The Bank's principal business consists of (i) operating retail deposit branches that provide retail consumers and small businesses with deposit products such as demand, transaction and savings accounts; investment products such as mutual funds, annuities and insurance; and (ii) mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market and servicing loans for itself and others. To a lesser extent, the Bank originates and/or purchases certain commercial real estate and consumer loans for investment. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, collections on loans, asset sales and retained earnings.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(2)Summary of Significant Accounting Policies

      The accounting and reporting policies of the Company conform to generally accepted accounting principles and prevailing practices within the savings and loan industry. The following summarizes the more significant of these policies.

      (a) Basis of Presentation

      The accompanying consolidated financial statements include the accounts of GS Holdings, the Bank and the Bank's wholly owned subsidiaries. Unless the context otherwise indicates, "GS Holdings" or "Company" refers to Golden State Holdings Inc. as the surviving entity after the consummation of the Golden State Acquisition, and as the surviving corporation in the GS Escrow Merger for periods after the GS Escrow Merger. On September 11, 1998, Glendale Federal Bank, Federal Savings Bank ("Glendale Federal") merged with and into the Bank pursuant to the Golden State Merger (as defined herein). Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal, as the surviving entity after the consummation of the Golden State Merger. On January 3, 1997, First Nationwide merged with and into the Bank pursuant to the Cal Fed Acquisition. Unless the context otherwise indicates,
(i) "Old California Federal" refers to California Federal Bank, A Federal Savings Bank prior to the consummation of the Cal Fed Acquisition and (ii) "California Federal" or "Bank" refers to California Federal Bank, A Federal Savings Bank, as the surviving entity after the consummation of the Cal Fed Acquisition, and to First Nationwide and its predecessors for periods prior to the Cal Fed Acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years have been reclassified to conform to the current period's presentation.

      Minority interest represents amounts attributable to the Bank Preferred Stock, the REIT Preferred Stock and that portion of stockholders' equity of Auto One, a subsidiary of the Bank, attributable to 20% of its common stock.

      As GS Holdings' common stock is wholly owned by Golden State Financial Corporation ("GS Financial"), earnings per share data is not presented. All activities for the consolidated entity are carried out by the Bank and its operating subsidiaries.

      (b) Cash and Cash Equivalents

      For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits in other banks, and other short-term investment securities with original maturities of three months or less. Savings and loan associations are required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement for the Bank at December 31, 1998 was $89.7 million, which was met with vault cash of $90.1 million and cash reserve of $1.3 million.

      (c) Securities and Mortgage-backed Securities

      The Company's investment in securities consists primarily of U.S. government and agency securities and mortgage-backed securities. GS Holdings classifies debt and equity securities, including mortgage-backed securities, into one of three categories: held to maturity, available for sale or trading securities. Securities held to maturity represent securities which management has the positive intent and ability to hold to maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in income. All other securities, including equity securities with readily determinable fair values, are classified as available for sale and are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. Declines in the value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Realized gains or losses on securities available for sale are computed on a specific identification basis and are accounted for on a trade-date basis.

      Amortization and accretion of premiums and discounts relating to mortgage-backed securities is recognized using the interest method over the estimated lives of the underlying mortgages with adjustments based on prepayment experience.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         (d) Loans Held for Sale, Net

         One-to-four unit residential loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to income.

         (e) Loans Receivable, Net

         Loans receivable, net, is stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees and purchase discounts or premiums.

         Discounts or premiums on 1-4 unit residential loans are accreted or amortized to income using the interest method over the remaining period the loans are expected to be outstanding. Discounts or premiums on consumer and other loans are recognized over the lives of the loans using the interest method.

         A significant portion of the Company's real estate loan portfolio is comprised of adjustable-rate mortgages. The interest rate and payment terms of these mortgages adjust on a periodic basis in accordance with various published indices. The majority of these adjustable-rate mortgages have terms which limit the amount of interest rate adjustment that can occur each year and over the life of the mortgage. During periods of limited payment increases, negative amortization may occur on certain adjustable-rate mortgages. See note 35.

     The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Company's past loan loss experience, delinquency trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. As management utilizes information currently available to make such evaluation, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors. Additionally, regulatory authorities, as an integral part of their regular examination process, review the Bank's allowance for estimated losses on a periodic basis. These authorities may require the Bank to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

      Uncollectible interest on loans that are contractually ninety days or more past due is charged off, or an allowance is established, based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

      (f) Auto One Loans

      The Company, through its subsidiary, Auto One, purchases loans individually and in groups. Such loans are grouped and accounted for in homogeneous pools based upon certain common risk characteristics, including interest coupon rate, credit quality, and period of origination. At acquisition, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows ("Expected Cash Flows") for each pool. For certain purchased pools of loans, the amount paid reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans in the pool. Accordingly, at acquisition, the Company recognizes the excess of the pool's scheduled contractual principal and contractual interest payments over its Expected Cash Flows as an amount that should not be accreted ("Nonaccretable Difference"). The remaining amount - representing the excess of the pool's Expected Cash Flows over the amount paid - is accreted into interest income over the remaining life of each pool ("Accretable Yield").

      Over the life of each pool of loans, the Company continues to estimate Expected Cash Flows. In the event a pool's actual cash flows plus the expected future cash payments are less than the Expected Cash Flows estimated at the time of purchase, the amount by which the current carrying value of the pool exceeds the present value of the future expected cash flows discounted at the originally estimated internal rate of return is an impairment and requires an allocation of the allowance for loan losses established by provisions for loan losses. If the present value of a pool's expected remaining cash flows discounted at the originally estimated internal rate of return exceeds the current carrying value of the pool, the amount of the Accretable Yield is increased and the amount of the Nonaccretable Difference is decreased by the amount the sum of a pool's expected remaining cash flows exceeds the sum of the remaining payments

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


less the Nonaccretable Difference. The adjusted Accretable Yield is accreted into interest income over the pool's remaining life using the interest method.

      (g) Impaired Loans

      The Company considers a loan is impaired when, based on current information and events, it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Any insignificant delay or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans that exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty.

      The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral less disposal costs. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all business banking loans, single-family loans, and performing multi-family and commercial real estate loans under $500,000, excluding loans that have entered the workout process.

      Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless the Company believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of collateral of impaired loans are included in provision for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

      (h)  Loan Origination and Commitment Fees and Related Costs

      Loan origination fees, net of direct underwriting and closing costs, are deferred and amortized to interest income using the interest method over the contractual term of the loans, adjusted for actual loan prepayment experience. Unamortized fees on loans sold or paid in full are recognized as income. Adjustable-rate loans with lower initial interest rates during the introductory period result in the amortization of a substantial portion of the net deferred fee during the introductory period.

      Fees received in connection with loan commitments are deferred and recognized as fee revenue on a straight-line basis over the term of the commitment. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the term of the loan using the interest method.

      Commitment fees paid to investors, for the right to deliver permanent residential mortgages in the future to the investors at a specified yield, are deferred. Amounts are included in the recognition of gain (loss) on sale of loans as loans are delivered to the investor in proportion to the percentage relationship of loans delivered to the total commitment amount. Any unused fee is recognized as an expense at the expiration of the commitment date, or earlier, if it is determined that the commitment will not be filled.

      Other loan fees and charges, which represent income from the prepayment of loans, delinquent payment charges, and miscellaneous loan services, are recognized as income when collected.

      (i) Office Premises and Equipment

      Land is carried at cost. Premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Premises, equipment and leasehold improvements are depreciated on a straight-line basis over the lesser of the lease term or the estimated useful lives of the various classes of assets. Maintenance and repairs on premises and equipment are charged to expense in the period incurred.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      Closed facilities of the Company and its subsidiaries are carried at fair value. In the case of leased premises that are vacated by the Company, a liability is recorded representing the difference between the net present value of future lease payments plus holding costs and the net present value of anticipated sublease income, if any, for the remaining term of the lease.

      (j) Foreclosed Real Estate

      Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value less estimated disposal costs at the time of foreclosure. Subsequent to foreclosure, the Company charges current earnings with a provision for estimated losses if the carrying value of the collateral property exceeds its fair value. Gains or losses on the sale of real estate are recognized upon disposition of the property. Carrying costs such as maintenance and property taxes are expensed as incurred.

      (k) Intangible Assets

      Intangible assets, which primarily consist of the excess of cost over fair value of net assets acquired in business combinations accounted for as a purchase, are amortized on a straight-line basis over the expected period to be benefited of 15 years. The Company periodically reviews the operations of the businesses acquired to determine that income from operations continues to support the recoverability of its intangible assets and the amortization periods used.

      (l) Mortgage Servicing Rights

      The Company purchases mortgage servicing rights separately and acquires mortgage servicing rights through the sale of loans it purchases or originates. Generally, purchased mortgage servicing rights are capitalized at the cost to acquire the rights and are carried at the lower of cost, net of accumulated amortization, or fair value. Originated mortgage servicing rights are capitalized based on the relative fair value of the servicing right to the fair value of the loan and the servicing right and are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value.

     A portion of the cost of originating a mortgage loan is allocated to the mortgage servicing right based on its fair value. To determine the fair value of mortgage servicing rights, the Company uses market prices for comparable mortgage servicing contracts, when available, or alternatively uses a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

     Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of the mortgage servicing rights is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates. A decline in long-term interest rates generally results in an acceleration in mortgage loan prepayments.

     The Company evaluates the possible impairment of servicing rights based on the difference between the carrying amount and current fair value of the servicing rights. In determining impairment, the Company aggregates all mortgage servicing rights and stratifies them based on the predominant risk characteristics of interest rate, loan type and investor type. A valuation allowance would be established for any excess of amortized cost over the current fair value, by risk stratification, by a charge to income.

     The Company employs hedging techniques through the use of interest rate floor contracts, swaptions, principal only swap agreements and prepayment linked swap agreements to reduce the sensitivity of its earnings and value of its servicing rights to declining interest rates and borrower prepayments as further discussed in note 37. The Company uses hedge accounting because mortgage servicing rights expose the Company to interest rate risk and at the inception of the hedge and throughout the hedge period, high correlation of changes in the market value of the hedge instruments and the fair value of the mortgage servicing rights are probable so that the results of the hedge instruments will substantially offset the effects of interest rate changes on the mortgage servicing rights. If these requirements are not met, the hedge instruments would be considered speculative and would be marked to market with changes in market value reflected in current income.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      The premium paid by the Company on the interest rate floor contracts and swaptions is amortized over the life of the contract. Amounts receivable or payable under the principal only swap agreements and prepayment linked swap agreements and amounts receivable under the interest rate floor contracts, swaptions or terminated hedges are included in the carrying value of mortgage servicing rights and are amortized as part of the basis in mortgage servicing rights.

      (m) Gains/Losses on Sales of Mortgage Loans

      Mortgage loans are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses, net of commitment fees paid in connection with the sale of the loans, are recognized at the time of sale in the gain or loss determination.

      (n) Servicing Fee Income

      Servicing fee income is recorded for fees earned for servicing mortgage loans under servicing agreements with Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), the Government National Mortgage Association ("GNMA"), and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance or a fixed amount per loan and are recorded as income when received. The amortization of mortgage servicing rights is netted against servicing fee income.

      (o) Derivatives

      The Company uses interest rate derivative financial instruments (interest rate swaps, interest rate floors, swaptions, principal only swaps and prepayment linked swaps) primarily to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates and, to a lesser extent, to hedge against the interest rate risk inherent in fixed-rate FHLB advances. These instruments serve to reduce rather than increase the Company's exposure to movements in interest rates, both at the inception and throughout the hedge period. At the inception of the hedge, the Company identifies an individual asset or liability, or an identifiable group of essentially similar assets or liabilities, that expose the Company to interest rate risk at the consolidated level.

      Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in earnings. Derivative hedge contracts must meet specific correlation tests (i.e., the change in their fair values must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in fair value of the hedged items during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments.

      If periodic assessment indicates derivatives no longer provide an effective hedge, the derivatives contracts would be closed out, settled or classified as a trading activity. The net settlement amount (upon close out or termination) that offsets changes in value of the hedged asset or liability is deferred and amortized into net interest income over the life of the hedged asset or liability. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in noninterest income.

      Interest rate swaps are accounted for under the "accrual method." Interest rate floors, swaptions, principal only swaps and prepayment linked swaps are accounted for under the "deferral method." Under the accrual method, the net interest payment due or owed under the instrument is recognized over the life of the contract in net interest income. Under the deferral method, realized gains or losses, or payments made or received on the derivative financial instrument, are reported as adjustments to the carrying value of the hedged asset or liability. There is no recognition under either method on the balance sheet for changes in the derivative's fair value.

      Except for contracts designated as a hedge of an available-for-sale security, derivative financial instruments are not carried at fair value. If there were contracts that were designated as a hedge of an available-for-sale security, in addition to the accrual method and deferral method of accounting, these contracts would be carried at fair value with the resulting gain or loss recognized in other comprehensive income.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      Swaption and interest rate floor premiums are classified on the balance sheet with the hedged asset or liability at the time the premium is paid. These premiums are amortized to net loan servicing fee income over the life of the contract.

      If a hedged asset or liability settles before maturity of the hedging interest rate derivatives, the derivatives are closed out, and previously unrecognized hedge results, if any, and the net settlement upon close out would be accounted for as part of the gains and losses on the hedged asset or liability. If derivative financial instruments used in an effective hedge are closed out before the hedged item settles, previously unrecognized hedge results, if any, and the net settlement upon close out are deferred and amortized over the life of the hedged asset or liability.

      Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

      (p) Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      A valuation allowance is maintained against the deferred tax asset in an amount representing the amount of such asset which it is more likely than not that the Company will be unable to utilize. The deferred tax asset is continually evaluated for realizability. To the extent that management's judgment regarding the realization of the deferred tax asset changes, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which management's estimate as to the realizability of the asset changed.

      Prior to the Golden State Merger, for federal income tax purposes, the Company was a member of the Mafco Holdings Inc. affiliated group ("Mafco Group"), and accordingly, its federal taxable income or loss was included in the consolidated federal income tax return filed by Mafco. The Company was also included in certain state and local income tax returns of Mafco or its subsidiaries. The Company's tax sharing agreement with Mafco provided that income taxes be based on the separate results of the Company. The agreement generally provided that the Company pay Mafco amounts equal to the taxes that the Company would be required to pay if it were to file a return separately from the affiliated group. Furthermore, the agreement provided that the Company be entitled to take into account any net operating loss carryovers in determining its tax liability. The agreement also provided that Mafco pay the Company amounts equal to tax refunds the Company would be entitled to if it had always filed a separate company tax return.

      In connection with the Golden State Acquisition, the tax sharing agreement with FN Holdings was assumed by GS Holdings and the Company and its subsidiaries became part of the Golden State affiliated group. Accordingly, after September 11, 1998, the Company's Federal taxable income or loss is included in the Golden State consolidated Federal income tax return. The Company will also be included in certain state and local income tax returns of Golden State.

      (q) Stock Compensation Plan

      Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under Golden State's stock option plan established for the benefit of the Bank's employees have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost was recognized for them. The Company has elected to continue with the accounting methodology prescribed in APB Opinion No. 25 and complies with the disclosure requirements of SFAS No. 123.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      (r) Management's Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (s) Accounting Pronouncements Issued During the Years Presented

      On June 28, 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

      In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 127 defers for one year the effective date (i) of paragraph 15 of SFAS No. 125 and (ii) of paragraphs 9-12 and 237(b) of SFAS No. 125 for repurchase agreement, dollar-roll, securities lending and similar transactions. SFAS No. 127 provides additional guidance on the types of transactions for which the effective date of SFAS No. 125 has been deferred. It also requires that if it is not possible to determine whether a transaction occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending, or similar transaction, then paragraphs 9-12 of SFAS No. 125 should be applied to that transfer. The Company adopted SFAS No. 125, as amended by SFAS No. 127, on January 1, 1997. Such adoption did not have a material impact on the Company's consolidated financial statements.

      In February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. SFAS No. 129 supersedes capital structure disclosure requirements found in previous accounting pronouncements and conditions them into one statement for ease of retrieval and greater visibility for non-public entities. These disclosures are required for financial statements for periods ending after December 15, 1997. As SFAS No. 129 makes no changes to previous accounting pronouncements as those pronouncements applied to the Company, the adoption of SFAS No. 129 had no impact on the Company's results of operations and financial condition.

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement, which the Bank adopted effective October 1, 1997, had no impact on the financial condition or results of operations of the Bank, but did impact the Company's disclosure requirements.

      In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. This statement has no impact on the financial condition or results of operations of the Company, but has required changes in the Company's disclosure.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of SFAS No. 87, No. 88 and No. 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, were issued. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for earlier periods provided for comparative purposes, if available. The Company has not experienced any material revision in its disclosures as a result of the adoption of SFAS No. 132.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurements approach for determining the ineffective aspect of the hedge. SFAS No. 133 applies to all entities and amends SFAS No. 107, Disclosures About Fair Values of Financial Instruments, to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No.
105. SFAS No. 133 supersedes SFAS No. 80, Accounting for Futures Contracts, SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and SFAS No. 119, Disclosure about Derivative Instruments and Fair Value of Financial Instruments. SFAS No. 133 also nullifies or modifies the consensuses reached on a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. On that date hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. Management has established a multi-disciplinary task force to assess the Standard's effect on the Company's consolidated financial statements and to coordinate its implementation.

      In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of SFAS No. 65. SFAS No. 65 Accounting for Certain Mortgage Banking Activities, as amended by SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter after December 15, 1998. Early application is encouraged and is permitted as of the issuance of this statement. The Company adopted SFAS No. 134 effective October 1, 1998. Such adoption did not have a material impact on the Company's consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(3) Acquisitions and Divestitures

      Golden State Acquisition

      On September 11, 1998, Parent Holdings and Hunter's Glen completed the merger with Golden State, the publicly traded parent company of Glendale Federal, in a tax-free exchange of shares (the "Golden State Merger"), accounted for under the purchase method of accounting. Pursuant to the Golden State Merger agreement, (i) FN Holdings, contributed all of its assets (including all of the common stock of the Bank) to GS Holdings (the "FN Holdings Asset Transfer"), (ii) Parent Holdings, which then owned all of the common stock of FN Holdings, merged with and into Golden State, which indirectly owned 100% of the common stock of Glendale Federal, (iii) FN Holdings merged with and into GS Financial, which owned all of the common stock of Glendale Federal (the "FN Holdings Merger," and together with the Golden State Merger, the "Holding Company Mergers") and (iv) Glendale Federal merged with and into the Bank (the "Glen Fed Merger"). The FN Holdings Asset Transfer, the Holding Company Mergers and the Glen Fed Merger are referred to collectively as the "Golden State Acquisition."

      At December 31, 1998, the combined parent company, Golden State, had approximately 128.6 million common shares outstanding and continues to be a publicly traded company. At September 11, 1998, Glendale Federal had total assets of approximately $18.9 billion and deposits of $11.3 billion and operated 181 branches and 26 loan offices in California.

      The following is a summary of assets acquired and liabilities assumed in connection with the Golden State Acquisition at September 11, 1998.


                                                                                               Estimated
                                           Carrying             Fair Value         Fair        Remaining
                                             Value              Adjustments        Value         Lives
                                           ---------            -----------      --------       -------
                                                        (dollars in thousands)                 (in years)
Cash and cash equivalents                 $     782,233       $        --       $    782,233        --
Securities and mortgage-backed
  securities                                  2,354,263            16,015          2,370,278       1-5
Loans receivable, net                        14,432,389           129,718         14,562,107       6-9
Office premises and equipment, net              158,446            (9,692)           148,754      2-12
Investment in FHLB System                       314,591                --            314,591        --
Foreclosed real estate, net                      47,504                --             47,504        --
Accrued interest receivable                     115,165                --            115,165        --
Mortgage servicing rights                       230,764           (17,831)           212,933       2-7
Goodwill                                        271,743          (271,743)                --        --
Other assets                                    204,372            59,319            263,691       2-5
Deposits                                    (11,293,173)          (10,547)       (11,303,720)      1-8
Borrowings                                   (5,877,574)          (45,310)        (5,922,884)      1-5
Other liabilities                              (399,737)          (81,324)          (481,061)     1-10
                                          -------------        ----------        ------------
                                          $   1,340,986         $(231,395)          1,109,591
                                          =============        ==========
Purchase price                                                                      1,464,361
                                                                                 ------------
Excess cost over fair value of net
  assets acquired                                                                $    354,770       15
                                                                                 ============



      The Golden State Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed in the transaction based on estimates of fair value at the date of purchase. Since the date of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statement of income for the year ended December 31, 1998.

      Merger and integration costs associated with the Golden State Merger were $59.2 million for the year ended December 31, 1998, including severance for terminated Cal Fed employees, expenses for Cal Fed branch closures, conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      Auto One and GSAC Acquisitions

      On September 1, 1997, the Bank acquired Auto One Acceptance Corporation ("Auto One") in a purchase transaction (the "Auto One Acquisition"). Auto One primarily engages in indirect sub-prime auto financing activities, providing loan processing, funding and loan servicing for over 800 franchised automobile dealers. Auto One is a licensed lender in 47 states and is headquartered in Dallas, Texas. The Company's consolidated statements of income include the results of operations for Auto One from September 1, 1997.

      On February 4, 1998, Auto One, a subsidiary of the Bank, acquired 100% of the partnership interests in Gulf States Acceptance Company, a Delaware limited partnership ("GSAC") and its general partner, Gulf States Financial Services, Inc., a Texas corporation. GSAC was liquidated and its assets and liabilities were transferred to Auto One (the "GSAC Acquisition"). The aggregate consideration paid by Auto One in connection with the GSAC Acquisition was approximately $13.6 million plus 250 shares of its common stock, par value $1.00 per share, representing a 20% interest in the common stock of Auto One. This interest is reflected in the Company's consolidated balance sheet as minority interest.

      Weyerhaeuser Purchase

      On May 31, 1997, FNMC acquired a 1-4 unit residential loan servicing portfolio of approximately $3.2 billion and approximately 40,000 loans from WMC Mortgage Corporation (the "Weyerhaeuser Purchase") for $37.1 million. The Company's consolidated statements of income include the results of the acquired servicing portfolio from June 1, 1997.

      Cal Fed Acquisition

      The following is a summary of the assets acquired and liabilities assumed in connection with the Cal Fed Acquisition at January 3, 1997.


                                            Cal Fed                                Bank        Estimated
                                           Carrying             Fair Value        Carrying     Remaining
                                             Value              Adjustments        Value         Lives
                                           ---------            -----------      --------       -------
                                                         (dollars in thousands)               (in years)
Cash and cash equivalents              $  1,027,491            $         --    $  1,027,491         --
Securities                                    6,013                      12           6,025          1
Mortgage-backed securities                1,963,869                   4,532       1,968,401        6-9
Loans receivable, net                    10,084,170                 (23,991)     10,060,179       2-12
Office premises and equipment, net           58,900                 (17,592)         41,308       3-10
Investment in FHLB System                   166,786                      --         166,786         --
Foreclosed real estate, net                  18,482                     (16)         18,466         --
Accrued interest receivable                  71,868                      --          71,868         --
Mortgage servicing rights                     4,759                  39,738          44,497        2-7
Other assets                                 87,096                 142,634         229,730        2-5
Deposits                                 (8,985,630)                 (9,699)     (8,995,329)       1-8
Borrowings                               (3,468,004)                 (2,918)     (3,470,922)       1-5
Other liabilities                          (198,454)               (117,713)       (316,167)      1-10
Preferred stock                            (172,500)                     --        (172,500)        --
                                       ------------            ------------    ------------
                                       $    664,846            $     14,987         679,833
                                       ============            ============
Purchase price                                                                    1,188,687
                                                                               ------------
Excess cost over fair value
   of net assets acquired                                                      $    508,854         15
                                                                               ============


      The Cal Fed Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed in the transaction based on estimates of fair value at the date of purchase. During 1998, the Company recorded fair value adjustments to reduce other liabilities and excess cost over fair value of net assets acquired by $71.2 million related to (i) the receipt of a tax refund related to periods prior to January 3, 1997 and (ii) previously accrued severance and contract termination costs (which had not been utilized upon completion of the integration plan). Since the date of purchase, the results of operations related to such assets and liabilities have been

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


included in the Company's consolidated statements of income.

      1996 Acquisitions

      On February 1, 1996, the Bank acquired SFFed Corp. ("SFFed") and its wholly-owned subsidiary, San Francisco Federal Savings and Loan Association (the "SFFed Acquisition"). The following is a summary of the assets acquired and liabilities assumed in connection with the SFFed Acquisition at February 1, 1996.


                                                    SFFed                               Bank       Estimated
                                                  Carrying        Fair Value          Carrying     Remaining
                                                    Value         Adjustments           Value        Lives
                                                    -----         -----------           -----        -----
                                                            (dollars in thousands)                (in years)

       Cash and cash equivalents             $     181,061         $     --        $    181,061          --
       Mortgage-backed securities                  918,817           11,007             929,824         1-5
       Loans receivable, net                     2,715,758          (23,245)          2,692,513        2-12
       Office premises and equipment                20,581          (11,672)              8,909        3-10
       Investment in FHLB System                    31,989               --              31,989          --
       Foreclosed real estate, net                  30,018               --              30,018          --
       Accrued interest receivable                  22,740               --              22,740          --
       Mortgage servicing rights                     2,238           13,762              16,000         2-4
       Other assets                                 44,938           (7,773)             37,165         2-5
       Deposits                                 (2,678,692)         (10,950)         (2,689,642)        1-5
       Securities sold under
         agreements to repurchase                 (815,291)          (3,640)           (818,931)         --
       Borrowings                                 (227,203)          (8,831)           (236,034)        1-9
       Other liabilities                           (50,805)            (605)            (51,410)        1-5
                                             -------------         --------        ------------
                                             $     196,149         $(41,947)            154,202
                                             =============         ========
       Purchase price                                                                   264,245
                                                                                   ------------
       Excess cost over fair value
         of net assets acquired                                                    $    110,043          15
                                                                                   ============

      During 1998, the Company recorded $5.5 million in fair value adjustments to reduce other liabilities and excess cost over fair value of net assets acquired, primarily related to the receipt of a tax refund associated with periods prior to February 1, 1996.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      On June 1, 1996, the Bank acquired Home Federal Financial Corporation ("HFFC"), and its wholly-owned federally chartered savings association, Home Federal Savings and Loan Association of San Francisco (the "Home Federal Acquisition," and together with the SFFed Acquisition, the "1996 Acquisitions"). The aggregate consideration paid in connection with the Home Federal Acquisition was approximately $67.8 million. The following is a summary of the assets acquired and liabilities assumed in the Home Federal Acquisition at June 1, 1996.


                                                      HFFC                               Bank          Estimated
                                                    Carrying        Fair Value         Carrying        Remaining
                                                      Value         Adjustments         Value            Lives
                                                     -------        -----------        -------         ---------
                                                               (dollars in thousands)                 (in years)

      Cash and cash equivalents                  $  146,867           $    --        $ 146,867               --
      Mortgage-backed securities                      4,053               (65)           3,988              1-5
      Loans receivable, net                         538,722             4,020          542,742             2-12
      Office premises and equipment                   4,202            (2,125)           2,077             3-10
      Investment in FHLB Systems                      6,259                --            6,259               --
      Foreclosed real estate, net                     2,421              (198)           2,223               --
      Accrued interest receivable                     3,594                --            3,594               --
      Mortgage servicing rights                         817             2,243            3,060              2-4
      Other assets                                   10,016             2,392           12,408              2-5
      Deposits                                     (632,399)           (1,875)        (634,274)             1-5
      Borrowings                                    (30,000)              241          (29,759)             1-6
      Other liabilities                              (3,602)           (2,700)          (6,302)             1-5
                                                 ----------           -------        ---------
                                                 $   50,950           $ 1,933           52,883
                                                 ==========           =======
      Purchase price                                                                    67,823
                                                                                     ---------
      Excess cost over fair value
        of net assets acquired                                                       $  14,940               15
                                                                                     =========


      1996 LMUSA Purchase

      On January 31, 1996, FNMC purchased from Lomas Mortgage USA, Inc. ("LMUSA") a $14.1 billion loan servicing portfolio (including a sub-servicing portfolio of $2.4 billion), a master servicing portfolio of $2.7 billion, $5.9 million in foreclosed real estate, $46.8 million in net other servicing receivables, $2.6 million in mortgage loans, and $6.2 million in net other assets (including $1.4 million in cash and cash equivalents) for a purchase price of approximately $160.9 million (the "1996 LMUSA Purchase").

      The 1996 Acquisitions and the 1996 LMUSA Purchase were accounted for as purchases and, accordingly, their respective purchase prices were allocated to the assets acquired and liabilities assumed in each transaction based on estimates of fair values at the date of purchase. Since the respective dates of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statements of income.

      Florida Branch Sale

      On September 11, 1998, the Bank consummated the sale of its Florida bank franchise (consisting of 24 branches with deposits of $1.4 billion) to Union Planters Bank of Florida, a wholly owned subsidiary of Union Planters Corp. (the "Florida Branch Sale"). The Company recorded a pre-tax gain of approximately $108.9 million in connection with the Florida Branch Sale, representing a deposit premium of approximately 7.92%.

      Texas Branch Sale

      On December 12, 1997, the Bank sold its retail deposits and all related retail banking facilities in the state of Texas (consisting of three branches) totalling $57.6 million at a gross price representing a deposit premium of 4.1% and resulting in a pre-tax gain on sale of $2.5 million (the "Texas Branch Sale").

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      Servicing Sale

      On September 30, 1997, FNMC sold servicing rights for approximately 52,000 loans with an unpaid principal balance of approximately $2.3 billion, recognizing a pre-tax gain of $14.0 million (the "Servicing Sale").

      Garberville Branch Sale

      On May 9, 1997, the Bank consummated the sale of deposit accounts and related retail banking assets comprised of cash on hand, loans on deposits and facilities totalling $21.7 million to Humboldt Bank at a gross price representing a deposit premium of 4.5% (the "Garberville Branch Sale"), and resulting in a pre-tax gain on sale of $1.1 million.

      Branch Sales

      During the first six months of 1996, the Bank consummated the sale of its retail deposits and the related retail banking assets comprised of cash on hand, loans on deposits, and facilities in Ohio, New York, New Jersey and Michigan (collectively, the "Branch Sales") at gross prices which represented an average premium of 7.96% of the approximately $4.6 billion deposits sold. The Bank recorded a pre-tax gain of $363.3 million in connection with the Branch Sales. The Company's consolidated statements of income include the results of operations of those branches sold in the Branch Sales for the period prior to sale.

      Pro Forma Financial Information

      The following unaudited pro forma financial information combines the historical results of the Company as if the Golden State Acquisition, the issuance of the GS Escrow Notes (as defined herein) and the Refinancing Transactions (as defined herein) had occurred as of the beginning of each of the years presented (in thousands):

                                              Year Ended December 31,
                                              -----------------------
                                                1998          1997
                                                ----          ----
      Net interest income                   $1,054,324     $1,001,406
      Net income                               558,652        176,752

      The pro forma information does not include the effect of the Weyerhaeuser Purchase, the Auto One Acquisition, the GSAC Acquisition, the Servicing Sale, the Garberville Branch Sale, the Texas Branch Sale, or the Florida Branch Sale because such effect is not significant. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the Golden State Acquisition, the issuance of the GS Escrow Notes or the Refinancing Transactions had been consummated in the past nor do they project the results of operations in any future period.

      Purchase Accounting Adjustments

      Premiums and discounts related to interest-earning assets acquired and interest-bearing liabilities assumed are amortized (accreted) to operations using the interest method over the estimated remaining lives of the respective assets and liabilities.

      Nevada Branch Purchase

      On November 2, 1998, the Bank signed a definitive agreement to acquire twelve retail branches located in Nevada (with deposits of approximately $637 million as of September 30, 1998) from Norwest Bank, Nevada, a subsidiary of Norwest Corporation, and Wells Fargo Bank, N.A. This transaction is expected to close in April 1999.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(4) Issuance of Debt Securities

      On August 6, 1998, GS Escrow Corp. ("GS Escrow"), an affiliate of GS Holdings, issued $2 billion in debt securities consisting of (i) $250 million aggregate principal amount of its Floating Rate Notes Due 2003 (the "Floating Rate Notes"), (ii) $350 million aggregate principal amount of its 6 3/4% Senior Notes due 2001 (the "2001 Notes"), (iii) $600 million aggregate principal amount of its 7% Senior Notes Due 2003 (the "2003 Notes") and (iv) $800 million aggregate principal amount of its 7 1/8% Senior Notes Due 2005 (the "2005 Notes" and, together with the 2001 Notes and the 2003 Notes, the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "GS Escrow Notes"). Interest on the Fixed Rate Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1999. The Floating Rate Notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum, except that the initial rate was 6 3/4% per annum, based on six-month LIBOR (which initial interest rate resets on the first interest payment date, and, thereafter, on a quarterly basis). The first interest payment date for the Floating Rate Notes was February 1, 1999, at which time the interest rate reset to 5.97%. Thereafter, interest will be payable, and the interest rate will reset, quarterly on each May 1, August 1, November 1 and February 1. The 2001 Notes, 2003 Notes and 2005 Notes will mature on August 1 of the respective year.

      The GS Escrow Notes were issued to fund, in part, the Refinancing Transactions that occurred following the Golden State Acquisition. Deferred issuance costs of $38.6 million related to the GS Escrow Notes are included in the Company's other assets and are being amortized over the life of such notes. See note 23.


(5) Refinancing Transactions

      On August 17, 1998, FN Holdings commenced cash tender offers (the "Bank Preferred Stock Tender Offers") for each of the Bank's two outstanding series of Bank Preferred Stock (as defined herein), which had a total aggregate liquidation preference of $473.2 million. The Bank Preferred Stock Tender Offers expired on September 14, 1998, at which time 222,721 shares of the 10 5/8% Preferred Stock (as defined herein) and 995,437 shares of the 11 1/2% Preferred Stock (as defined herein) were purchased for an aggregate purchase price of $135.8 million. During the remainder of 1998, GS Holdings continued to purchase Bank Preferred Stock through privately negotiated transactions. Through December 31, 1998, 894,980 additional shares of the 10 5/8% Preferred Stock and 1,693,522 shares of the 11 1/2% Preferred Stock had been purchased for an aggregate purchase price of $287.7 million. The net tender premiums and expenses paid in connection with the Bank Preferred Stock Tender Offers totalled $36.9 million and are reflected as minority interest on the Company's consolidated statements of income for the year ended December 31, 1998. GS Holdings expects to purchase any outstanding Bank Preferred Stock not acquired in the Bank Preferred Stock Tender Offers once it becomes redeemable (April 1, 1999 in the case of the 10 5/8% Preferred Stock and September 1, 1999 in the case of the 11 1/2% Preferred Stock). See notes 26 and 41.

      On September 14, 1998, GS Holdings commenced cash tender offers (the "Debt Tender Offers" and, together with the Bank Preferred Stock Tender Offers and the Parent Holdings Defeasance (as defined herein), the "Refinancing Transactions") for the FN Holdings 12 1/4% Senior Notes, the FN Holdings 9 1/8% Senior Sub Notes and the FN Holdings 10 5/8% Notes (each as defined herein and collectively, the "FN Holdings Notes"), which together had a total aggregate principal amount of $915 million. Through December 31, 1998, GS Holdings purchased $914.5 million aggregate principal amount of FN Holdings Notes for an aggregate purchase price, including accrued interest payable, of $1.1 billion. At December 31, 1998, only $.2 million of the FN Holdings 12 1/4% Senior Notes and $.3 million of the FN Holdings 10 5/8% Notes remained outstanding. The after-tax tender premiums and expenses paid in connection with the Debt Tender Offers totalled $98.7 million and are reflected as an extraordinary loss, net of taxes, on the Company's consolidated statement of income for the year ended December 31, 1998.

      Concurrently with the closings of the Debt Tender Offers, GS Financial, as the successor obligor, gave a 30-day notice of redemption for all the outstanding $455 million aggregate principal amount of 12 1/2% Senior Notes Due 2003 of Parent Holdings (the "Parent Holdings Notes"), and irrevocably deposited money or government obligations in trust in an amount sufficient to pay the redemption price therefor, together with any accrued and unpaid interest to the date of redemption, for the purpose of defeasing the Parent Holdings Notes (the "Parent Holdings Defeasance"). The Parent Holdings Defeasance was completed on October 14, 1998. The Parent Holdings Defeasance had no effect on the financial condition or results of operations of GS Holdings.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(6) GS Escrow Merger

      On September 14, 1998, GS Escrow was merged with and into GS Holdings, pursuant to a merger agreement by and between GS Escrow and GS Holdings (the "GS Escrow Merger"). In connection therewith, GS Holdings acquired the net proceeds of $2.0 billion from the Refinancing Transactions and became successor obligor on the GS Escrow Notes. GS Escrow was a newly formed subsidiary of First Gibraltar Holdings Inc., an indirect parent company of FN Holdings, and had no significant assets. GS Escrow had not engaged in any business operations, acquired any assets or incurred any liabilities, other than in connection with the issuance of the GS Escrow Notes.


(7) FN Escrow Merger

      On January 3, 1997 and prior to the consummation of the Cal Fed Acquisition, First Nationwide Escrow Corp. ("FN Escrow"), an affiliate of FN Holdings, was merged with and into FN Holdings, pursuant to a merger agreement by and between FN Holdings and FN Escrow (the "FN Escrow Merger"). In connection therewith, FN Holdings acquired the net proceeds from the issuance of FN Escrow's $575 million of senior subordinated notes due 2003 (the "FN Holdings 10 5/8% Notes") and assumed FN Escrow's obligations under the FN Holdings 10 5/8% Notes and indenture. Deferred issuance costs associated with the FN Holdings 10 5/8% Notes of $19 million were included in FN Escrow's other assets and are being amortized over the term of the FN Holdings 10 5/8% Notes.

      Concurrent with the issuance of the FN Holdings 10 5/8% Notes, FN Escrow issued approximately $36 million aggregate liquidation value of cumulative perpetual preferred stock (the "FN Escrow Preferred Stock") to Trans Network Insurance Services Inc., an affiliate of FN Escrow. The FN Escrow Preferred Stock had a stated liquidation value of $10,000 per share, plus accrued and unpaid dividends, if any. Cash dividends on the FN Escrow Preferred Stock were cumulative and accrued at an annual rate of approximately 7.3% of the stated liquidation value. In connection with the FN Escrow Merger, each share of FN Escrow Preferred Stock was converted into and became one share of cumulative perpetual preferred stock of FN Holdings (the "FN Holdings/FN Escrow Preferred Stock"), which stock had the same relative rights, terms and preferences as the FN Escrow Preferred Stock. Immediately after issuance, FN Holdings redeemed the FN Holdings/FN Escrow Preferred Stock at a redemption price of $36.8 million, representing its stated liquidation value and accrued and unpaid dividends to January 3, 1997. At the same time, a $19 million loan receivable from an affiliate of FN Holdings was repaid.


(8) Supplemental Disclosure of Cash Flow Information (in thousands)


                                                                   Year Ended December 31,
                                                            ------------------------------------
                                                            1998             1997           1996
                                                            ----             ----           ----
    Cash paid for:
      Interest                                           $1,725,769      $1,402,800      $812,547
      Income taxes, net                                    (142,012)         20,778        40,035
    Non-cash investing and financing activities:
      Principal reductions to loans due to foreclosure      118,801         179,607       109,817
      Loans made to facilitate the sale of real estate       10,898          19,413        13,036
      Loans exchanged for mortgage-backed securities      1,905,274          50,772            --
      Reclassification of certain consumer loans from
        loans held for sale to loans receivable                  --              --        27,734
      Preferred Stock dividends reinvested                      107           2,227           792
      Reduction of loans through redemption of and
        dividends on Class C common stock                        --              --        46,769
      Dividend to parent                                    211,242              --            --


                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



(9) Securities Available for Sale
    -----------------------------

         At December 31, 1998 and 1997, securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):


                                                                          December 31, 1998
                                         ----------------------------------------------------------------------------
                                                                 Gross          Gross           Net
                                              Amortized       Unrealized     Unrealized      Unrealized      Carrying
                                                 Cost           Gains          Losses           Gain          Value
                                                 ----           -----          ------           ----          -----
Marketable equity securities                   $    --         $   2,142      $    --         $   2,142     $   2,142
U.S. government and agency obligations           767,558           1,226           (179)          1,047       768,605
                                               ---------       ---------      ---------       ---------     ---------
         Total                                 $ 767,558       $   3,368      $    (179)          3,189     $ 770,747
                                               =========       =========      =========                     =========
Estimated tax effect                                                                             (1,222)
                                                                                              ---------
   Net unrealized holding gain
      in stockholder's equity                                                                 $   1,967
                                                                                              =========


                                                                          December 31, 1997
                                         ----------------------------------------------------------------------------
                                                                 Gross          Gross           Net
                                              Amortized       Unrealized     Unrealized      Unrealized      Carrying
                                                 Cost           Gains          Losses           Gain          Value
                                                 ----           -----          ------           ----          -----

U.S. government and agency obligations        $812,716        $   957         $(588)        $    369      $813,085
                                              ========        =======         =====                       ========

Estimated tax effect                                                                             (47)
                                                                                            --------
   Net unrealized holding gain
      in stockholder's equity                                                               $    322
                                                                                            ========


       The following represents a summary of the amortized cost, estimated fair value (carrying value) and weighted average yield of securities available for sale with related maturities (dollars in thousands):


                                                                   December 31, 1998
                                                         ---------------------------------------
                                                                          Estimated     Weighted
                                                           Amortized         Fair        Average
                                                              Cost          Value         Yield
                                                           ---------        -----        -------
     Marketable equity securities                             $     --    $    2,142       --%
     U.S. government and agency obligations:
        Maturing within 1 year                                  75,478        75,498     5.01
        Maturing after 1 year but within 5 years                57,622        57,709     6.03
        Maturing after 5 years through 10 years                335,518       335,701     6.28
        Maturing after 1 year but within 5 years
        Maturing after 10 years                                298,940       299,697     6.42
                                                              --------      --------
            Total                                             $767,558      $770,747     6.19%
                                                              ========      ========

       At December 31, 1998, U.S. government and agency obligations available for sale of $75.3 million were pledged as collateral for various obligations.

       Pursuant to the terms of a settlement agreement dated June 17, 1991 between California Federal, Affiliated Computer Services ("ACS"), and the Federal Deposit Insurance Corporation ("FDIC"), the FDIC was entitled to share in a defined portion of the proceeds from the sale of ACS common stock owned by the Bank. On June 28, 1996, California Federal sold 2,000,000 shares of its investment in common stock of ACS for gross proceeds totalling $92.3 million from which it satisfied its full obligation to the FDIC. A pre-tax gain of $40.4 million resulted from this transaction and was recorded as a gain on sale of assets in the 1996 consolidated statement of income. The Bank's remaining shares of ACS common stock were sold in October 1997, resulting in a pre-tax gain of approximately $25.0 million.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(10) Securities Held to Maturity

       At December 31, 1998 and 1997 securities held to maturity consist of the following (in thousands):


                                                   December 31, 1998
                                 --------------------------------------------------
                                 Amortized    Unrealized  Unrealized     Estimated
                                    Cost         Gains      Losses       Fair Value
                                 ---------    ----------  ----------     ----------
     Municipal securities        $ 84,428        $533         $(8)        $ 84,953
     Commercial paper             166,536          --          --          166,536
                                 --------        ----         ---         --------
              Total              $250,964        $533         $(8)        $251,489
                                 ========        ====         ===         ========


                                                   December 31, 1997
                                 --------------------------------------------------
                                 Amortized    Unrealized  Unrealized     Estimated
                                    Cost         Gains      Losses       Fair Value
                                 ---------    ----------  ----------     ----------
     Municipal securities         $   170       $  --         $ --       $     170
     Commercial paper              58,129          --           --          58,129
                                  -------       -----         ----       ---------
              Total               $58,299       $  --         $ --       $  58,299
                                  =======       =====         ====       =========



       The weighted average stated interest rates on securities held to maturity were 4.77% and 5.32% at December 31, 1998 and 1997, respectively.

       The following represents a summary of the amortized cost (carrying value), estimated fair value, and weighted average yield of securities held to maturity with related maturities (dollars in thousands):


                                                        December 31, 1998
                                              ---------------------------------------
                                                               Estimated     Weighted
                                                Amortized         Fair        Average
                                                   Cost          Value         Yield
                                                ---------        -----        -------
       Municipal securities:
          Maturing after 10 years                $ 84,428        $ 84,953       5.19%
       Commercial paper:
          Maturing within 1 year                  166,536         166,536       4.59
                                                 --------        --------
                Total                            $250,964        $251,489       4.77%
                                                 ========        ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(11) Mortgage-Backed Securities Available for Sale
     ---------------------------------------------

       At December 31, 1998 and 1997, mortgage-backed securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):



                                                                          December 31, 1998
                                         ----------------------------------------------------------------------------
                                                                 Gross          Gross           Net
                                              Amortized       Unrealized     Unrealized      Unrealized      Carrying
                                                 Cost           Gains          Losses        Gain/(Loss)      Value
                                                 ----           -----          ------        -----------      -----
     GNMA                                   $   761,515          $ 1,366     $ (5,324)        $(3,958)   $   757,557
     FNMA                                     2,896,972           11,829      (13,394)         (1,565)     2,895,407
     FHLMC                                    1,354,254            7,415       (5,239)          2,176      1,356,430
     Other mortgage-backed securities           705,459            3,372       (4,467)         (1,095)       704,364
     Collateralized mortgage obligations      7,222,559           26,155      (14,480)         11,675      7,234,234
                                            -----------          -------     --------         -------    -----------
              Total                         $12,940,759          $50,137     $(42,904)          7,233    $12,947,992
                                            ===========          =======     ========                    ===========
     Estimated tax effect                                                                      (3,049)
                                                                                               ------
         Net unrealized holding gain
              in stockholder's equity                                                         $ 4,184
                                                                                              =======



                                                                          December 31, 1997
                                         ----------------------------------------------------------------------------
                                                              Gross          Gross         Net
                                           Amortized       Unrealized     Unrealized    Unrealized      Carrying
                                              Cost           Gains          Losses      Gain/(Loss)       Value
                                              ----           -----          ------         ----          -----
     GNMA                                  $   249,023    $     2,710    $       --    $     2,710   $   251,733
     FNMA                                    2,408,173         17,519        (5,923)        11,596     2,419,769
     FHLMC                                   1,197,867         20,097          (548)        19,549     1,217,416
     Other mortgage-backed securities          574,625          5,371          (111)         5,260       579,885
     Collateralized mortgage obligations       606,965          2,698        (1,868)           830       607,795
                                           -----------    -----------    ----------    -----------   -----------
              Total                        $ 5,036,653    $    48,395    $   (8,450)        39,945   $ 5,076,598
                                           ===========    ===========    ==========                  ===========
     Estimated tax effect                                                                   (5,105)
                                                                                       -----------
         Net unrealized holding gain
              in stockholder's equity                                                  $    34,840
                                                                                       ===========


       The following represents a summary of the amortized cost, estimated fair value (carrying value) and weighted average yield of mortgage-backed securities available for sale (dollars in thousands):


                                                        December 31, 1998
                                              ---------------------------------------
                                                               Estimated     Weighted
                                                Amortized         Fair        Average
                                                   Cost          Value         Yield
                                                ---------        -----        -------
      GNMA                                     $   761,515   $   757,557        6.72%
      FNMA                                       2,896,972     2,895,407        6.64
      FHLMC                                      1,354,254     1,356,430        7.02
      Other mortgage-backed securities             705,459       704,364        6.93
      Collateralized mortgage obligations        7,222,559     7,234,234        6.59
                                               -----------   -----------
                Total                          $12,940,759   $12,947,992        6.66%
                                               ===========   ===========


       The weighted average stated interest rates on mortgage-backed securities available for sale were 6.74% and 7.16% at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, mortgage-backed securities available

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

for sale included securities totalling $1.1 billion and $1.4 billion, respectively, which resulted from the securitization of certain qualifying mortgage loans from the Bank's loan portfolio.

       At December 31, 1998 and 1997, mortgage-backed securities available for sale included $5.6 billion and $4.6 billion, respectively, of variable-rate securities.

       At December 31, 1998, mortgage-backed securities available for sale of $8.4 billion were pledged as collateral for various obligations as further discussed in notes 22, 23 and 35. Further, at December 31, 1998, mortgage-backed securities available for sale with a carrying value of $116.5 million were pledged to FNMA and were associated with the sales of certain securitized multi-family loans.


(12) Mortgage-Backed Securities Held to Maturity

      At December 31, 1998 and 1997, mortgage-backed securities held to maturity consist of the following (in thousands):



                                                                     December 31, 1998
                                                   --------------------------------------------------
                                                   Amortized    Unrealized  Unrealized     Estimated
                                                      Cost         Gains      Losses       Fair Value
                                                   ---------    ----------  ----------     ----------
      FHLMC                                       $  223,378       $ 4,553    $ --         $  227,931
      FNMA                                         2,545,967        49,766      (5)         2,595,728
      Other mortgage-backed securities                 1,568            --      --              1,568
                                                  ----------       -------    ----         ----------
               Total                              $2,770,913       $54,319    $ (5)        $2,825,227
                                                  ==========       =======    ====         ==========



                                                                     December 31, 1997
                                                   --------------------------------------------------
                                                   Amortized    Unrealized  Unrealized     Estimated
                                                      Cost         Gains      Losses       Fair Value
                                                   ---------    ----------  ----------     ----------
      FHLMC                                      $  317,766       $15,364      $ --        $  333,130
      FNMA                                        1,017,835        20,048        --         1,037,883
      Other mortgage-backed securities                2,276            --        --             2,276
                                                 ----------       -------      ----        ----------
               Total                             $1,337,877       $35,412      $ --        $1,373,289
                                                 ==========       =======      ====        ==========


       The following represents a summary of the amortized cost (carrying value), estimated fair value and weighted average yield of mortgage-backed securities held to maturity (dollars in thousands):


                                                        December 31, 1998
                                              ---------------------------------------
                                                               Estimated     Weighted
                                                Amortized         Fair        Average
                                                   Cost          Value         Yield
                                                ---------        -----        -------
      FHLMC                                     $  223,378     $  227,931      7.83%
      FNMA                                       2,545,967      2,595,728      7.32
      Other mortgage-backed securities               1,568          1,568     12.78
                                                ----------     ----------
         Total                                  $2,770,913     $2,825,227      7.36%
                                                ==========     ==========


       The weighted average stated interest rates on mortgage-backed securities held to maturity were 7.22% and 7.33% at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, mortgage-backed securities held to maturity included variable rate securities totalling $2.7 billion and $1.3 billion, respectively, which resulted from the securitization with FNMA and FHLMC of certain qualifying mortgage loans from the Bank's loan portfolio with full recourse to the Bank.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       At December 31, 1998, mortgage-backed securities held to maturity of $2.5 billion were pledged as collateral for various obligations as further discussed in notes 22, 23 and 35.


(13) Loans Receivable, Net

       At December 31, 1998 and 1997 loans receivable, net, included the following (in thousands):

   Real estate loans:                          1998             1997
                                               ----             ----

     1-4 unit residential                  $ 23,493,221    $ 14,071,258
     5+ unit residential                      2,640,635       3,035,195
     Commercial                               2,940,129       2,145,634
     Construction                                32,066           3,737
     Land                                        33,002           4,766
                                           ------------    ------------
                                             29,139,053      19,260,590
     Undisbursed loan funds                      (9,933)         (2,714)
                                           ------------    ------------
         Total real estate loans             29,129,120      19,257,876
                                           ------------    ------------
   Equity-line loans                            385,118         354,966
   Other consumer loans                         241,884         107,089
   Purchased auto loans                         464,922         170,808
   Business banking loans                       528,665          22,143
   Commercial loans                              12,683           8,370
                                           ------------    ------------
         Total consumer and other loans       1,633,272         663,376
                                           ------------    ------------
         Total loans receivable              30,762,392      19,921,252
   Deferred loan fees, costs,
         discounts  and premiums, net           103,377          47,219
   Allowance for loan loss                     (588,533)       (418,674)
   Purchase accounting discounts, net             3,708        (125,387)
                                           ------------    ------------
         Total loans receivable, net       $ 30,280,944    $ 19,424,410
                                           ============    ============


       At December 31, 1998, $19.1 billion in residential loans were pledged as collateral for FHLB advances as further discussed in note 23.

       As a result of the Glen Fed Merger and the Cal Fed Acquisition, the Bank assumed obligations for certain loans sold with recourse. The outstanding balances of loans sold with recourse at December 31, 1998 totalled $5.1 billion. No loans were sold with recourse during the years ended December 31, 1998, 1997 and 1996. The Bank evaluates the credit risk of loans sold with recourse and, if necessary, records a liability (included in other liabilities) for estimated losses related to these potential obligations. At December 31, 1998, such liability totalled $71.9 million.

       Auto loans purchased at a discount related to credit quality are included in the balance sheet amount of loans receivable as follows (in thousands):

                                                           December 31,
                                                    --------------------------
                                                       1998             1997
                                                       ----             ----
        Auto loans: contractual payments receivable $674,401          $253,226
        Accretable Yield                             (88,145)          (35,198)
        Nonaccretable Difference                    (121,334)          (47,220)
                                                    --------           -------
          Subtotal                                   464,922           170,808
        Deferred fees and unearned premiums           21,649            17,251
        Allowance for loan losses                     (7,118)               --
                                                    --------          --------
        Loans purchased at a discount relating
          to credit quality, net                    $479,453          $188,059
                                                    ========          ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Nonaccretable Difference represents contractual principal and interest cash flows that the Company determined, at acquisition, it was probable the Company would be unable to collect. The increase in Accretable Yield in 1998 includes a $2.0 million reclassification from Nonaccretable Difference for cash flows expected to be collected in excess of those previously expected. No reclassification was needed in 1997.

                                                  Accretable    Nonaccretable
                                                    Yield        Difference
                                                    -----        ----------
                                                      (in thousands)
       Balance at December 31, 1996              $      --      $      --
          Addition - Auto One Acquisition          (29,046)       (39,297)
          Addition - other purchases                (9,116)       (14,724)
          Accretion                                  2,964             --
          Eliminations                                  --          6,801
                                                 ---------      ---------
       Balance at December 31, 1997                (35,198)       (47,220)
          Addition - Glen Fed Merger                (6,934)        (7,324)
          Addition - GSAC Acquisition              (38,359)       (30,845)
          Addition - other purchases               (53,599)       (97,985)
          Accretion                                 47,929             --
          Reclassifications                         (1,984)         1,984
          Eliminations                                  --         60,056
                                                 ---------      ---------
       Balance at December 31, 1998              $ (88,145)     $(121,334)
                                                 =========      =========


       During the year ended December 31, 1998, the Company accrued losses of $2.5 million on loans purchased at a discount by increasing the allowance for loan losses relative to such loans. Further, loss allowances totalling $5.1 million were acquired from predecessor institutions in connection with the Glen Fed Merger and the GSAC Acquisition. No loss accruals were recorded during the year ended December 31, 1997. No loss accruals were reversed in 1998 or 1997.

       The following table indicates the carrying value of loans which have been placed on nonaccrual status as of the dates indicated (in thousands):


       Nonaccrual loans:                                    December 31,
                                                    --------------------------
          Real estate loans:                           1998             1997
                                                       ----             ----
            1-4 unit residential                     $189,193        $164,923
            5+ unit residential                        16,045          12,128
            Commercial and other                       10,362           6,240
            Construction                                1,208           1,560
                                                     --------        --------
                Total real estate                     216,808         184,851
          Non-real estate                               9,380           7,344
                                                     --------        --------
                Total nonaccrual loans               $226,188        $192,195
                                                     ========        ========

      The following table indicates the carrying value of loans classified as troubled debt restructurings, as of December 31, 1998 and 1997 (in thousands):


                                                           December 31,
                                                    --------------------------
                                                       1998             1997
                                                       ----             ----
        1-4 unit residential                         $ 3,921          $ 2,135
        5+ unit residential                            8,805            6,718
        Commercial and other real estate              19,211           24,563
                                                     -------          -------
          Total restructured loans                   $31,937          $33,416
                                                     =======          =======

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       At December 31, 1998, $24.9 billion, or 86%, of the Company's loan portfolio consisted of real estate loans collateralized by properties located in California. The financial condition of the Company is subject to general economic conditions such as the volatility of interest rates and real estate market conditions and, in particular, to conditions in the California residential real estate market. Any downturn in the economy generally, and in California in particular, could reduce real estate values. An increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, in the event interest rates rise or real estate market values decline, particularly in California, the Company and the Bank may find it difficult to maintain its asset quality and may require additional allowances for loss above the amounts currently estimated by management.

       For nonaccrual loans and loans classified as troubled debt restructurings, the following table summarizes the interest income recognized ("Recognized") and total interest income that would have been recognized had the borrowers performed under the original terms of the loans ("Contractual") for the years ended December 31, 1998 and 1997 (in thousands).

                               December 31, 1998           December 31, 1997
                           ------------------------    ------------------------
                           Recognized   Contractual    Recognized   Contractual
       Restructured loans    $ 3,007      $ 2,982        $ 3,532      $ 3,583
       Nonaccrual loans        9,680       18,219          6,779       15,880
                             -------      -------        -------      -------
           Total             $12,687      $21,201        $10,311      $19,463
                             =======      =======        =======      =======

       Activity in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 is summarized as follows (in thousands):

                                             1998         1997          1996
                                             ----         ----          ----
        Balance - beginning of year       $418,674      $246,556      $210,484
        Purchases, net                     170,014       143,819        38,486
        Provision for loan losses           40,000        79,800        39,600
        Charge-offs                        (46,126)      (56,124)      (44,785)
        Recoveries                           5,971         4,623         2,771
                                          --------      --------      --------
    Balance - end of year                 $588,533      $418,674      $246,556
                                          ========      ========      ========


       FN Holdings loaned approximately $46.8 million to an affiliate on March 1, 1996. Such loan bore interest at the rate of 10.5% over the prevailing yield to maturity of the five-year United States treasury note, and was an unsecured subordinated obligation of the borrower guaranteed by certain other affiliates of FN Holdings, which obligation to FN Holdings was evidenced by a promissory note (the "Promissory Note"). Management believes that the terms and conditions of such loan were at least as favorable to FN Holdings as might have been obtained in a similar transaction with an unaffiliated party. On May 15, 1996, FN Holdings distributed the Promissory Note to Parent Holdings as a partial redemption of and dividends on class C common stock.

       During 1996, FN Holdings loaned approximately $19 million to an affiliate. Such loan accrued interest at the rate of 14%, and was an unsecured subordinated obligation of the borrower, which obligation to FN Holdings was evidenced by a promissory note. Management believes that the terms and conditions of such loan were at least as favorable to FN Holdings as might have been obtained in a similar transaction with an unaffiliated party. On January 3, 1997, such loan, together with the accrued interest thereon, was repaid.


(14) Impaired Loans

       At December 31, 1998 and 1997, the carrying value of loans that are considered to be impaired totalled $135.2 million and $110.1 million respectively (of which $32.5 million and $18.6 million, respectively, were on nonaccrual status). The average recorded investment in impaired loans during the years ended December 31, 1998, 1997 and 1996 was approximately $137.1 million, $112.9 million and $103.7 million, respectively. For the years ended December 31, 1998, 1997 and 1996, the Company recognized interest income on those impaired loans of $9.0 million, $10.5 million and $10.7 million, respectively, which included $1.2 million, $.6 million and $.3 million, respectively, of interest income recognized using the cash basis method of income recognition.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Generally, allowances for loan losses relative to impaired loans have not been allocated from the general allowance because the carrying value of such loans, net of purchase accounting adjustments, exceeds the loans' related collateral values less estimated selling costs.


(15) Put Agreement

       In connection with the FN Acquisition, the Bank assumed generally the same rights under an agreement ("Put Agreement") Old FNB had with Granite Management and Disposition, Inc. ("Granite"), an indirect subsidiary of Ford Motor, whereby Old FNB had the option to sell ("put") to Granite, on a quarterly basis, up to approximately $500 million of certain assets, primarily non-performing commercial real estate loans and residential mortgage loans with an original principal balance greater than $250,000. The Put Agreement expired on November 30, 1996. The aggregate purchase price of assets "put" to Granite equals $500 million, including assets "put" to Granite by Old FNB through October 3, 1994. Granite purchased these assets for an amount equal to the assets' outstanding principal balance, accrued interest and certain other expenses.

(16) Receivables from the FSLIC/RF - Covered Assets

       As part of First Gibraltar's 1988 acquisition of the five Closed Associations, it entered into an assistance agreement (the "Assistance Agreement") with the FSLIC. Assets subject to the Assistance Agreement were known as "Covered Assets." The Assistance Agreement generally provided for guaranteed yield amounts to be paid on the book value of the Covered Assets, and paid the Bank for 90% of the losses incurred upon disposition of the Covered Assets ("Capital Loss Coverage").

       In 1995, the FDIC, as manager of the FSLIC Resolution Fund ("FSLIC/RF"), as successor to the FSLIC, exercised its rights under the Assistance Agreement to purchase substantially all of the remaining Covered Assets at the fair market value of such assets (the "FDIC Purchase"). Any losses sustained by the Bank as a result of the FDIC Purchase were reimbursed under the Capital Loss Coverage provision of the Assistance Agreement. Proceeds from this transaction were reinvested in the normal course of business.

       On August 19, 1996, the Bank and the FSLIC/RF executed an agreement which resulted in the termination of the Assistance Agreement. As a result of the agreement, the FSLIC/RF paid the Bank the remaining Covered Asset balance of $39 million and, among other things, assumed the responsibility for the disposition of several litigation matters involving Covered Assets which had been retained by the Bank following the FDIC Purchase. In connection with the agreement, a pre-tax gain of $25.6 million was recorded.


(17) Investment in FHLB

       The Company's investment in FHLB stock is carried at cost. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) .3% of total assets, or (iii) 5% of its advances (borrowings) from the FHLB of San Francisco. The Bank was in compliance with this requirement at December 31, 1998, 1997 and 1996. At December 31, 1998, the Bank's investment in FHLB stock was pledged as collateral for FHLB advances as further discussed in note 23.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(18) Office Premises and Equipment, Net

       Office premises and equipment, net, at December 31, 1998 and 1997 is summarized as follows (dollars in thousands):

                                                                                          Estimated
                                                                                    Depreciable Lives at
                                                           1998            1997       December 31, 1998
                                                           ----            ----       -----------------

        Land                                           $ 49,812        $ 29,942             --
        Buildings and leasehold improvements            146,108          74,141             25
        Furniture and equipment                         126,663          85,519              6
        Construction in progress                         43,483           5,253             --
                                                       --------        --------
                                                        366,066         194,855
        Accumulated depreciation and amortization       (55,494)        (35,506)
                                                       --------        --------
          Total office premises and equipment, net     $310,572        $159,349
                                                       ========        ========

      Depreciation and amortization expense related to office premises and equipment for the years ended December 31, 1998, 1997 and 1996 totalled $26.5 million, $16.8 million and $10.9 million, respectively.

      California Federal rents certain office premises and equipment under long-term, noncancellable operating leases expiring at various dates through the year 2034. Rental expense under such operating leases, included in occupancy and equipment expense, for the years ended December 31, 1998, 1997 and 1996 totalled $36.0 million, $29.6 million and $19.3 million, respectively. Rental income from sublease agreements for the years ended December 31, 1998, 1997 and 1996 totalled $3.0 million, $2.0 million and $1.6 million, respectively. At December 31, 1998, the projected minimum rental commitments, net of sublease agreements, under terms of the leases were as follows (in thousands):


                                           Cash                 Effect on
     Year Ending                        Commitment             Net Income
     -----------                        ----------             ----------
      1999                               $ 45,981               $ 30,900
      2000                                 42,775                 28,653
      2001                                 34,970                 22,511
      2002                                 28,599                 16,893
      2003                                 24,434                 13,095
      Thereafter                          104,121                 48,555
                                         --------               --------
             Total                       $280,880               $160,607
                                         ========               ========


       The effect of lease commitments on net income is different from the cash commitment primarily as a result of lease commitments assumed in acquisitions with related purchase accounting adjustments and accrued facilities costs recorded in connection with branch consolidations. See note 24.


(19) Accrued Interest Receivable


       Accrued interest receivable at December 31, 1998 and 1997 is summarized as follows (in thousands):


                                                         1998          1997
                                                         ----          ----
      Cash and cash equivalents and securities         $ 46,321      $ 10,832
      Mortgage-backed securities                         57,051        43,700
      Loans receivable and loans held for sale          214,083       133,671
                                                       --------      --------
               Total accrued interest receivable       $317,455      $188,203
                                                       ========      ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(20) Mortgage Servicing Rights

       The following is a summary of activity for mortgage servicing rights ("MSRs") and the hedge against the change in value of the mortgage servicing rights ("MSR Hedge") for the years ended December 31, 1998, 1997 and 1996 (in thousands):


                                                                                  MSR
                                                                    MSR          Hedge       Total
                                                                    ---          -----       -----

         Balance at December 31, 1995                           $ 241,355    $      --     $ 241,355
              Additions from 1996 LMUSA Purchase                  105,029           --       105,029
              Additions from SFFed Acquisition                     16,000           --        16,000
              Additions from Home Federal Acquisition               3,060           --         3,060
              Originated servicing                                 81,028           --        81,028
              Additions - other purchases                          64,421           --        64,421
              Premiums paid for interest rate floor contracts          --        3,509         3,509
              Payments to counterparties, net                          --          271           271
              Amortization                                        (90,706)        (275)      (90,981)
                                                                ---------    ---------     ---------
          Balance at December 31, 1996                            420,187        3,505      423,692
              Additions from Cal Fed Acquisition                   44,497           --       44,497
              Additions from Weyerhaeuser Purchase                 41,949           --       41,949
              Originated servicing                                120,465           --      120,465
              Additions - other purchases                          27,939           --       27,939
              Sales - Servicing Sale                              (16,792)          --      (16,792)
              Sales - other                                            (4)          --           (4)
              Payments received from counterparties, net               --       (1,849)      (1,849)
              Premiums paid for interest rate floor contracts          --        7,088        7,088
              Amortization                                       (106,972)      (3,310)    (110,282)
                                                                ---------    ---------    ---------
         Balance at December 31, 1997                             531,269        5,434      536,703
              Additions from Glen Fed Merger                      212,933           --      212,933
              Originated servicing                                169,972           --      169,972
              Additions - other purchases                         160,619           --      160,619
              Sales                                                (1,057)          --       (1,057)
              Gain on termination                                      --      (76,154)     (76,154)
              Premiums paid                                            --      107,412      107,412
              Payments received from counterparties, net               --       (8,684)      (8,684)
              Amortization                                       (152,107)      (6,056)    (158,163)
                                                                ---------    ---------    ---------
          Balance at December 31, 1998                          $ 921,629    $  21,952    $ 943,581
                                                                =========    =========    =========


       At December 31, 1998, 1997 and 1996, the outstanding balances of 1-4 unit residential loan participations, whole loans and mortgage pass-through securities serviced for other investors (not including the Bank) by FNMC totalled $65.4 billion, $44.9 billion and $43.1 billion, respectively. In addition, FNMC had $10.4 billion, $6.2 billion and $5.7 billion of master servicing at December 31, 1998, 1997 and 1996, respectively.

       The percentage of principal outstanding in the Company's portfolio of loans serviced for others, secured by properties located in California, Texas and Florida was 54%, 8% and 8%, respectively, at December 31, 1998 and 46%, 11% and 7%, respectively, at December 31, 1997. These percentages include the effect of subservicing at December 31, 1997. There was no subservicing at December 31, 1998.

       The estimated fair value of the MSRs was $989.7 million and $674 million at December 31, 1998 and 1997, respectively. The estimated market value of prepayment linked swaps, interest rate floor contracts, principal only swaps and swaptions designated as hedges against MSRs at December 31, 1998 were $1.3 million, $32.2 million, $18.8 million and $89.3 million, respectively. At December 31, 1998 and 1997, no allowance for impairment of the MSRs was necessary.

       A decline in long-term interest rates generally results in an acceleration of mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of mortgage servicing rights and generally will result in a reduction of the market value of the mortgage servicing rights and in the Company's servicing

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedged the change in value of its servicing rights based on changes in interest rates.

     At December 31, 1998, the Company, through FNMC, was a party to several interest rate floor contracts maturing in 2003. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Swaps rate falls below the strike prices. At December 31, 1998, the notional amount of the interest rate floors was $2.1 billion and the strike prices were between 5.2% and 5.6%. In addition, the Company, through FNMC, entered into principal only swap agreements with a notional amount of $.2 billion and prepayment linked swap agreements with a notional amount of $1.9 billion. Further, at December 31, 1998, the Company, through FNMC, was a party to swaption contracts in which the Company paid to the counterparties premiums in exchange for the right, but not the obligation, to purchase an interest rate swap. At December 31, 1998, the notional amount of the underlying interest rate swap agreement was $2.3 billion. See note 37 for further discussion.

       Servicing advances and other receivables related to 1-4 unit residential loan servicing, net of valuation allowances of $30.7 million and $43.2 million in 1998 and 1997, respectively, (included in other assets) consisted of the following (in thousands):

                                                       December 31,
                                               -------------------------
                                                 1998              1997
                                                 ----              ----
       Servicing advances                      $168,855         $165,027
       Checks in process of collection              924             (156)
       Other                                      1,520            2,110
                                               --------         --------
                                               $171,299         $166,981
                                               ========         ========

(21)  Deposits

  A summary of the carrying values of deposits follows (in thousands):


                                                       December 31,
                                               -------------------------
                                                 1998              1997
                                                 ----              ----
      Passbook accounts                      $ 3,371,976        $ 2,161,967
      Demand deposits:
          Interest-bearing                     1,865,151          1,149,294
          Noninterest-bearing                  3,029,381          1,179,344
      Money market deposit accounts            3,254,690          1,269,540
      Term accounts                           13,079,920         10,389,507
                                              ----------        -----------
                                              24,601,118         16,149,652
      Accrued interest payable                    39,438             51,538
      Purchase accounting adjustments              6,932              1,415
                                             -----------        -----------
          Total deposits                     $24,647,488        $16,202,605
                                             ===========        ===========


       The aggregate amount of jumbo certificates of deposit (term deposits) with a minimum denomination of $100,000 was approximately $2.9 billion and $2.0 billion at December 31, 1998 and 1997, respectively. Brokered certificates of deposit totalling $369 million and $363 million were included in deposits at December 31, 1998 and 1997, respectively. Total deposits at December 31, 1998 and 1997 include escrow balances for loans serviced for others of $1.5 billion and $702 million, respectively.

       Total deposits at December 31, 1998 include Golden State deposits of $27.4 million.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       A summary of interest expense by deposit category follows (in thousands):

                                                    Year Ended December 31,
                                               --------------------------------
                                                  1998      1997        1996
                                                  ----      ----        ----
      Passbook accounts                        $ 96,942   $ 68,408    $ 31,418
      Interest-bearing demand deposits           13,770     12,331       5,398
      Money market deposit accounts              65,234     50,152      32,073
      Term accounts                             615,166    616,094     350,285
                                               --------   --------    --------
           Total                               $791,112   $746,985    $419,174
                                               ========   ========    ========

       At December 31, 1998, term accounts had scheduled maturities as follows (in thousands):

         Year Ending
         -----------
         1999                                           $11,124,007
         2000                                             1,415,115
         2001                                               231,803
         2002                                               210,805
         2003                                                82,811
         Thereafter                                          15,379
                                                        -----------
           Total                                        $13,079,920
                                                        ===========

(22) Securities Sold Under Agreements to Repurchase

       A summary of information regarding securities sold under agreements to repurchase follows (dollars in thousands):


                                                                   December 31, 1998
                                                  ------------------------------------------------------
                                                   Underlying Collateral           Repurchase Liability
                                                  -----------------------         ----------------------
                                                  Recorded         Market                       Interest
                                                  Value (i)        Value            Amount        Rate
                                                  --------         -----            ------        ----
       Maturing 30 days to 90 days               $2,895,807      $2,908,071       $2,984,964      5.13%
       Maturing after 90 days to 1 year           1,287,385       1,285,310        1,237,094      4.86
                                                  ---------      ----------       ----------
            Total (ii)                            4,183,192       4,193,381        4,222,058
       Accrued interest payable                          --              --           16,337
                                                  ---------      ----------       ----------
                                                 $4,183,192      $4,193,381       $4,238,395
                                                 ==========      ==========       ==========

                                                                  December 31, 1997
                                                  ------------------------------------------------------
                                                   Underlying Collateral           Repurchase Liability
                                                  -----------------------         ----------------------
                                                  Recorded         Market                       Interest
                                                  Value (i)        Value            Amount        Rate
                                                  --------         -----            ------        ----
        Maturing 30 days to 90 days              $1,848,385    $1,859,169         $1,774,950     5.75%
        Maturing 90 days to 1 year                   62,909        63,532             53,920     6.59
                                                 ----------     ---------         ----------
             Total (ii)                           1,911,294     1,922,701          1,828,870
        Purchase accounting adjustment                 (424)           --                 99
        Accrued interest payable                         --            --             13,473
                                                 ----------     ---------         ----------
                                                 $1,910,870    $1,922,701         $1,842,442
                                                 ==========    ==========         ==========


       (i) Recorded values include accrued interest at December 31, 1998 and 1997. In addition, the recorded values at December 31, 1998 and 1997 include adjustments for the unrealized gain or loss on mortgage-backed securities available for sale.

       (ii) Total mortgage-backed securities collateral at December 31, 1998 and 1997 includes $2.0 billion and $.6 billion, respectively, in outstanding balances of loans securitized with full recourse to the Bank. The market value of such collateral was $2.0 billion and $.6 billion at December 31, 1998 and 1997, respectively.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       At December 31, 1998 and 1997, these agreements had weighted average stated interest rates of 5.05% and 5.78%, respectively. The underlying securities were delivered to, and are being held under the control of, third party securities dealers. These dealers may have loaned the securities to other parties in the normal course of their operations, but all agreements require the dealers to resell to California Federal the identical securities at the maturities of the agreements. The average daily balance of securities sold under agreements to repurchase was $2.8 billion and $2.5 billion during 1998 and 1997, respectively, and the maximum amount outstanding at any month-end during these periods was $4.3 billion and $3.1 billion, respectively.

       At December 31, 1998, securities sold under agreements to repurchase were collateralized with $4.2 billion of mortgage-backed securities.


(23) Borrowings

       Borrowings are summarized as follows (dollars in thousands):

                                                                           December 31,
                                                          ----------------------------------------------
                                                               1998                         1997
                                                          -------------------        -------------------
                                                          Carrying    Average        Carrying    Average
                                                            Value      Rate            Value      Rate
                                                            -----      ----            -----      ----
     Fixed-rate borrowings from FHLB                   $15,427,033      5.38%    $  5,447,168       5.88%
     Variable-rate borrowings from FHLB                  4,570,743      5.53        4,074,182       5.95
     10% Subordinated Debentures due 2006                   92,100     10.00           92,100      10.00
     11.20% Senior Notes due 2004                            6,000     11.20            6,000      11.20
     FN Holdings 12 1/4% Senior Notes due 2001                 225     12.25          200,000      12.25
     FN Holdings 9 1/8% Senior Sub Notes due 2003               --        --          140,000       9.13
     FN Holdings 10 5/8% Notes due 2003                        250     10.63          575,000      10.63
     10.668% Subordinated Notes due 1998                        --        --           50,000      10.67
     6 1/2% Convertible Subordinated Debentures
        due 2001                                             2,635      6.50            2,633       6.50
     10% Subordinated Debentures due 2003                    4,299     10.00            4,299      10.00
     Floating Rate Notes due 2003                          250,000      6.75               --         --
     6 3/4% Senior Notes due 2001                          350,000      6.75               --         --
     7% Senior Notes due 2003                              600,000      7.00               --         --
     7 1/8% Senior Notes due 2005                          800,000      7.13               --         --
     Federal funds purchased                               138,000      5.00          130,000       6.50
     Other borrowings                                        4,083      8.78              570       8.89
                                                       -----------                -----------
          Total borrowings                              22,245,368      5.57       10,721,952       6.39
     Discount on borrowings                                 (5,643)                        --
     Purchase accounting adjustments                        38,989                        803
                                                       -----------                -----------
          Subtotal                                      22,278,714      5.54%      10,722,755       6.36%
     Accrued interest payable                               96,843                     46,839
                                                       -----------                -----------
                                                       $22,375,557                $10,769,594
                                                       ===========               ===========


                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Maturities and weighted average stated interest rates of borrowings at December 31, 1998, not including accrued interest payable or purchase accounting adjustments, are as follows (dollars in thousands):

                                                                                          Weighted
                                                      Balances Maturing                Average Rates
           Maturities during the Years           ---------------------------      ----------------------
                Ending December 31                 FHLB              Other           FHLB          Other
                ------------------                 ----              -----           ----          -----
                       1999                     $ 7,879,898      $   138,033         5.34%         5.00%
                       2000                       4,820,000               58         5.50          9.50
                       2001                       1,210,833          352,860         5.56          6.75
                       2002                         685,000               70         5.69          8.57
                       2003                       5,400,000          854,549         5.38          6.94
                    Thereafter                        2,045          902,022         7.83          7.46
                                                -----------       ----------
                      Total                     $19,997,776       $2,247,592         5.41%         7.00%
                                                ===========       ==========


       Interest expense on borrowings for the years ended December 31, 1998, 1997 and 1996 is summarized as follows (in thousands):


                                                                Year Ended December 31,
                                                         ------------------------------------

                                                         1998           1997            1996
                                                         ----           ----            ----

      FHLB advances                                    $706,299       $443,966       $221,017
      Interest rate swap agreements                      (2,536)       (10,743)       (11,532)
      10% Subordinated Debentures due 2006                9,209          9,210          9,210
      11.20% Senior Notes due 2004                          672            672          3,641
      FN Holdings 12 1/4% Senior Notes due 2001          18,093         24,500         24,504
      FN Holdings 9 1/8% Senior Sub Notes due 2003        9,337         12,775         11,739
      FN Holdings 10 5/8% Notes due 2003                 44,353         60,648             --
      10.668% Subordinated Notes due 1998                 5,203          5,291             --
      6 1/2% Convertible Subordinated Debentures
         due 2001                                           171            172             --
      10% Subordinated Debentures due 2003                  430            418             --
      Floating Rate Notes due 2003                        5,006             --             --
      6 3/4% Senior Notes due 2001                        7,031             --             --
      7% Senior Notes due 2003                           12,441             --             --
      7 1/8% Senior Notes due 2005                       16,882             --             --
      Federal funds purchased                             3,987          5,300          3,529
      Other borrowings                                      271            434            199
      Purchase accounting adjustments                    (7,533)           629          6,039
                                                       --------       ---------      --------
               Total                                   $829,316       $553,272       $268,346
                                                       ========       ========       ========


       The following is a summary of the carrying value of assets pledged as collateral for FHLB advances (in thousands):

                                                           December 31, 1998
                                                           -----------------
      Real estate loans (primarily residential)               $19,141,744
      Mortgage-backed securities                                6,131,500
      FHLB stock                                                1,000,147
                                                              -----------
              Total                                           $26,273,391
                                                              ===========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      FN Holdings 12 1/4% Senior Notes Due 2001

      In connection with the FN Acquisition, the Company issued $200 million principal amount of 12 1/4% Senior Notes due 2001 ("FN Holdings 12 1/4% Senior Notes"), including $5.5 million principal amount of FN Holdings 12 1/4% Senior Notes to certain directors and officers of the Bank. During 1998, a total of $199.8 million aggregate principal amount of the FN Holdings 12 1/4% Senior Notes have been repurchased in connection with the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $228.3 million. At December 31, 1998, $.2 million of the FN Holdings 12 1/4% Senior Notes remain outstanding.

      The notes mature on May 15, 2001 with interest payable semiannually on May 15 and November 15. The notes are redeemable at the option of the Company, in whole or in part, during the twelve-month period beginning May 15, 1999, at a redemption price of 106.125% plus accrued interest to the date of redemption, and thereafter at 100% plus accrued interest. The notes are subordinated to all existing and future liabilities, including deposits and other borrowings of the Bank, and to the 11 1/2% Preferred Stock (as defined herein).

      FN Holdings 9 1/8% Senior Subordinated Notes Due 2003

      On January 31, 1996, the Company issued $140 million principal amount of the 9 1/8% Senior Sub Notes due 2003 (the "FN Holdings 9 1/8% Senior Sub Notes").

      During 1998, all of the FN Holdings 9 1/8% Senior Sub Notes were repurchased in connection with the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $159.9 million.

      FN Holdings 10 5/8% Senior Subordinated Notes Due 2003

      In connection with the Cal Fed Acquisition, the Company acquired the net proceeds from the issuance of $575 million principal amount of FN Escrow's 10 5/8% Notes and assumed FN Escrow's obligations under the FN Holdings 10 5/8% Notes and indenture. During 1998, a total of $574.8 million aggregate principal amount of the FN Holdings 10 5/8% Notes have been repurchased in connection with the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $692.7 million. At December 31, 1998, $.3 million of the FN Holdings 10 5/8% Notes remain outstanding.

      The FN Holdings 10 5/8% Notes are redeemable at the option of the Company, in whole or in part, during the twelve-month period beginning January 1, 2001, at a redemption price of 105.313% plus accrued and unpaid interest to the date of redemption, during the twelve-month period beginning January 1, 2002 at a redemption price of 102.656% plus accrued and unpaid interest to the date of redemption, and thereafter at 100% plus accrued and unpaid interest to the date of redemption.

      The FN Holdings 10 5/8% Notes are subordinate in right of payment to all existing and future subordinated debt, if any is issued, of the Company. The FN Holdings 10 5/8% Notes are subordinated to all existing and future liabilities, including deposits, indebtedness and trade payables, of the subsidiaries of the Company, including California Federal and all preferred stock issued by the Bank, including the Bank Preferred Stock (as defined herein).

      10% Subordinated Debentures Due 2006

      As part of the FN Acquisition, California Federal assumed $92.1 million principal amount of subordinated debentures, which bear interest at 10% per annum and mature on October 1, 2006 (the "10% Subordinated Debentures Due 2006").

      Events of Default under the indenture governing the 10% Subordinated Debentures Due 2006 (the "Old FNB Indenture") include, among other things: (i) a default in the payment of interest when due and such default continues for 30 days, (ii) a default in the payment of any principal when due, (iii) the failure to comply with covenants in the Old FNB Indenture, provided that the trustee or holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006 notify the Bank of the default and the Bank does not cure the default within 60 days after receipt of such notice, (iv) certain events of bankruptcy, insolvency or reorganization of the Bank, (v) the FSLIC/RF (or a comparable entity) is appointed to act as conservator, liquidator, receiver or other legal custodian for the Bank and (vi) a default under other indebtedness of the Bank in excess of $10 million resulting in such indebtedness

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


becoming due and payable, and such default or acceleration has not been rescinded or annulled within 60 days after the date on which written notice of such failure has been given by the trustee to the Bank or by holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006 to the Bank and the trustee.

      11.20% Senior Notes Due 2004

      As part of the SFFed Acquisition, California Federal assumed $50 million principal amount of SFFed 11.20% Senior Notes due September 1, 2004 (the "11.20% Senior Notes"). In connection with the assumption of the 11.20% Senior Notes, the Bank and all of the holders of the 11.20% Senior Notes entered into an agreement amending certain provisions of the note purchase pursuant to which the 11.20% Senior Notes were sold (as amended, the "Note Purchase Agreement"). On September 12, 1996, the Bank repurchased $44.0 million aggregate principal amount of the 11.20% Senior Notes at a price of approximately 116.45% of the principal amount, plus the accrued interest thereon. The Bank recorded an extraordinary loss, net of tax, of $1.6 million in connection with such repurchase.

      Events of Default under the Note Purchase Agreement include, among other things: (i) failure to make any payment of principal when due; (ii) any failure to make any payment of interest when due and such payment is not made within 15 days after the date such payment was due; (iii) failure to comply with certain covenants in the Note Purchase Agreement, provided that such failure continues for more than 60 days; (iv) failure to deliver to holders a notice of default, notice of event of default, or notice of claimed default as provided in the Note Purchase Agreement; (v) failure to comply with any provision of the Note Purchase Agreement, provided that such failure continues for more than 60 days after notice is delivered to the Bank; (vi) a default under other indebtedness provided that the aggregate amount of all obligations in respect of such indebtedness exceeds $15 million; (vii) one or more final, non-appealable judgments outstanding against the Bank or its subsidiaries for the payment of money aggregating in excess of $15 million, any one of which has been outstanding for 45 days and shall not have been discharged in full or stayed;
(viii) any warranty, representation or other statement contained in the Note Purchase Agreement by the Bank or any of its subsidiaries being false or misleading in any material respect when made; or (ix) certain events of bankruptcy, insolvency or reorganization of the Bank or its subsidiaries.

      As a result of the Cal Fed Acquisition, the Bank is obligated with respect to the following three outstanding securities of Old California
Federal:

      10.668% Subordinated Notes Due 1998

      California Federal assumed $50 million of 10.668% unsecured senior subordinated notes which matured and were repaid in full on December 22, 1998 (the "10.668% Subordinated Notes").

      6 1/2% Convertible Subordinated Debentures Due 2001

      In 1986, Cal Fed Inc., Old California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001 (the "6 1/2% Convertible Subordinated Debentures"). As a result of a corporate restructuring in December 1992, Cal Fed Inc. was merged with and into XCF Acceptance Corporation ("XCF"), a subsidiary of Old California Federal. The 6 1/2% Convertible Subordinated Debentures are redeemable at the option of the holders on February 20, 2000, at 123% of their principal amount. Due to the purchase of all of the Cal Fed stock by FN Holdings in the Cal Fed Acquisition on January 3, 1997, the common stock conversion feature has been eliminated.

      Events of Default under the indenture governing the 6 1/2% Convertible Subordinated Debentures include, among other things: (i) any failure to make any payment of interest when due and such payment is not made within 30 days after the date such payment was due; (ii) failure to make any payment of principal when due; (iii) default in the performance, or breach, of any covenant or warranty in the indenture, provided that such default or breach continues for more than 60 days after notice is delivered to the Bank; or (iv) certain events of bankruptcy, insolvency or reorganization of the Bank or its subsidiaries.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      10% Subordinated Debentures Due 2003

      On December 16, 1992, Old California Federal issued $13.6 million of 10.0% unsecured subordinated debentures due 2003 (the "10% Subordinated Debentures").

       Events of Default under the indenture governing the 10% Subordinated Debentures include, among other things: (i) failure to make any payment of principal when due; (ii) any failure to make any payment of interest when due and such payment is not made within 30 days after the date such payment was due; (iii) failure to comply with certain covenants in the indenture; (iv) failure to comply with certain covenants in the indenture provided that such failure continues for more than 60 days after notice is delivered to the Bank;
(v) certain events of bankruptcy, insolvency or reorganization of the Bank; or
(vi) the default or any event which, with the giving of notice or lapse of time or both, would constitute a default under any indebtedness of the Bank and cause such indebtedness with an aggregate principal amount exceeding $15 million to accelerate.

      GS Escrow Notes

      On August 6, 1998 , GS Escrow, which subsequently merged into GS Holdings, issued $2 billion principal amount of fixed and floating rate notes as described below. The GS Escrow Notes are unsecured and unsubordinated obligations of GS Holdings and rank in right of payment with all other unsubordinated and unsecured indebtedness of the Company. The terms and conditions of the notes indenture impose restrictions that affect, among other things, the ability of the Company to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of the Bank and similar banking institutions, make acquisitions, create liens, sell assets and make certain investments.

      Floating Rate Notes Due 2003

      On August 6, 1998, GS Escrow issued $250 million principal amount of the Floating Rate Notes Due 2003. The notes will mature on August 1, 2003 with interest payable quarterly on February 1, May 1, August 1 and November 1. Interest on the Floating Rate Notes is equal to three-month LIBOR plus 100 basis points per annum, except that the initial rate was 6 3/4%, based on six-month LIBOR until the first interest payment date on February 1, 1999. The interest rate on the Floating Rate Notes reset on February 1, 1999 to 5.97%. Deferred costs associated with the issuance of the Floating Rate Notes totaling $3.1 million were recorded in other assets and are being amortized over the term of the Floating Rate Notes.

      The Floating Rate Notes are redeemable at the option of the Company, in whole or in part, after August 1, 2000 at a price of 101.5% of the outstanding principal amount during the twelve-month period beginning August 1, 2000; at a price of 101% of the outstanding principal amount during the twelve-month period beginning August 1, 2001; and at a price of 100.5% of the outstanding principal amount during the twelve-month period beginning August 1, 2002; including accrued and unpaid interest, if any, to the date of redemption. In the event of a change in control, the Floating Rate Notes are redeemable in whole at the option of the Company. The redemption price includes principal plus accrued and unpaid interest, if any, to the date of redemption, plus the excess, if any, of (i) the sum of the present value of the redemption price for the Floating Rate Notes and the remaining scheduled interest payments over (ii) the outstanding principal amount of the Floating Rate Notes to be redeemed.

      Fixed Rate Notes

      On August 6, 1998, GS Escrow issued $350 million principal amount of the 2001 Notes, $600 million principal amount of the 2003 Notes and $800 million principal amount of the 2005 Notes. The Fixed Rate Notes will mature on August 1 of the respective year with interest payable semiannually on February 1 and August 1. Deferred costs associated with the issuance of the Fixed Rate Notes totaling $3.5 million, $12.5 million, and $19.5 million for the 2001 Notes, the 2003 Notes and the 2005 Notes, respectively, were recorded in other assets and are being amortized over the term of the notes.

      The Fixed Rate Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to principal plus accrued and unpaid interest, if any, to the date of redemption, plus the excess, if any of
(i) the sum of the present values of the redemption price for the notes and the remaining scheduled interest payments over (ii) the outstanding principal amount of the notes to be redeemed.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(24) Accrued Termination and Facilities Costs

      During the year ended December 31, 1998, the Bank recognized liabilities in connection with the Glen Fed Merger resulting from (i) branch consolidations due to duplicate facilities; (ii) employee severance and termination benefits due to a planned reduction in force; and (iii) expenses incurred under a contractual obligation to terminate services provided by outside service providers (principally relating to data processing expenses). The merger and integration plan relative to the Glen Fed Merger was in place on September 11, 1998. The table below reflects a summary of the liability for such costs related to the Glen Fed Merger (in thousands):


                                         Merger Costs      Expenses
                                          Included in     Recognized
                                         Allocation of      in Net                 Charges to         Balance
                                          Purchase          Income                  Liability      December 31,
                                            Price          (Pre-tax)       Total     Account           1998
                                            -----          ---------       -----     -------           ----
       Branch consolidations               $22,304        $ 7,566        $29,870     $     --        $29,870
       Severance and termination
           benefits                         42,211          6,092         48,303      (14,823)        33,480
       Contract termination                 14,455             --         14,455       (2,640)        11,815
                                           -------        -------        -------     --------        -------
           Total liability established     $78,970        $13,658        $92,628     $(17,463)       $75,165
                                           =======        =======        =======     ========        =======


      The Bank has identified certain of its retail banking facilities that will be closed and marketed for sale, with the related operations consolidated into other retail banking facilities acquired in the Glen Fed Merger. Accordingly, a liability of $29.9 million was established during the year ended December 31, 1998, representing the estimated present value of future occupancy expenses, offset by estimates of sub-lease income over the applicable remaining lease terms. Amounts recorded in the allocation of the purchase price of the Glen Fed Merger represent costs associated with Glendale Federal branches to be closed; those recorded in noninterest expense relate to California Federal branches. The first group of branches was closed in November 1998; closures are scheduled to continue through May 1999.

      In connection with the Glen Fed Merger, management has identified approximately 1,100 full-time equivalent positions to be eliminated. These positions span all areas and business units of the Bank. An initial liability for termination benefits totalling $48.3 million was established, of which $14.8 million has been charged against the liability during 1998. The elimination of the identified duplicate and excess positions is expected to be completed by June 1999.

      The Bank has also established additional liabilities totalling $14.5 million for contract termination costs with outside service providers. At December 31, 1998, costs totalling approximately $2.6 million have been charged against the liability. The termination of the contracts is expected to be finalized during the first quarter of 1999.


(25) Segment Reporting

      The Company has two reportable segments, the community bank and the mortgage bank. The community bank operates retail deposit branches in California and Nevada. The community bank segment provides retail consumer and small businesses with: (i) deposit products such as demand, transaction and savings accounts, (ii) investment products such as mutual funds, annuities and insurance and (iii) lending products, such as consumer and commercial loans. Further, the community bank segment invests in residential real estate loans purchased from FNMC and from others, and also invests in mortgage-backed and other securities. The mortgage banking segment, conducted by FNMC, operates loan production facilities throughout the United States and originates or purchases fixed rate 1-4 unit residential loans for sale to various investors in the secondary market and services loans for itself and for others. The mortgage banking segment also originates adjustable rate loans for the community bank segment.

      The accounting policies of the segments are the same as those described in note 2. The Company evaluates performance based on net interest income, noninterest income, and noninterest expense. The total of these three items is the reportable segment's net contribution.


       The Company's reportable segments are strategic business units that offer different services in different geographic areas. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      Since the Company derives a significant portion of its revenues from interest income and interest expense is the most significant expense, the segments are reported below using net interest income. Because the Company also evaluates performance based on noninterest income and noninterest expense goals, these measures of segment profit and loss are also presented. The Company does not allocate income taxes to the segments.


                                        Community Banking      Mortgage Banking       Total
                                        -----------------      ----------------       -----
                                                      (in thousands)

     Net interest income: (1)
       1998                              $   823,224              $   52,830       $   876,054
       1997                                  682,447                  45,788           728,235
       1996                                  437,324                  35,118           472,442

     Noninterest income: (2)
       1998                              $   320,184              $  191,706       $   511,890
       1997                                  199,461                 187,536           386,997
       1996                                  469,077                 186,945           656,022

     Noninterest expense: (3)
       1998                              $   591,761              $  174,203       $   765,964
       1997                                  499,435                 153,924           653,359
       1996                                  307,168                 183,401           490,569

     Segment assets: (4)
       1998                              $54,501,968              $4,847,633       $59,349,601
       1997                               31,160,466               3,072,219        34,232,685
       1996                               16,285,148               1,634,258        17,919,406

-----------

(1) Includes $101.4 million, $66.3 million and $46.4 million for 1998, 1997 and 1996, respectively, in earnings credit provided to FNMC by the Bank primarily for custodial bank account balances generated by FNMC. Also includes $198.9 million, $124.1 million and $70.1 million for 1998, 1997 and 1996, respectively, in interest income and expense on intercompany loans.

(2) Includes $34.9 million, $22.5 million and $2.6 million for 1998, 1997 and 1996, respectively, in intercompany servicing fees.

(3) Includes $4.6 million in both 1998 and 1997, in intercompany noninterest expense. There was no intercompany noninterest expense in 1996.

(4) Includes $4.5 billion, $2.9 billion and $1.3 billion for 1998, 1997 and 1996, respectively, in intercompany borrowings and $27.6 million, $20.2 million and $23.3 million for 1998, 1997 and 1996, respectively, in intercompany deposits maintained with the Bank.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      The following reconciles the above table to the amounts shown on the consolidated financial statements as of and for the years ended December 31, (in thousands):


                                                              1998            1997          1996
                                                              ----            ----          ----

      Net interest income:
      Total net interest income for
        reportable segments                             $   876,054    $   728,235    $   472,442
      Elimination of intersegment net interest income      (101,372)       (66,339)       (46,443)
                                                        -----------    -----------    -----------
              Total                                     $   774,682    $   661,896    $   425,999
                                                        ===========    ===========    ===========

      Noninterest income:
      Total noninterest income for
        reportable segments                             $   511,890    $   386,997    $   656,022
      Elimination of intersegment servicing fee             (34,891)       (22,513)        (2,644)
                                                        -----------    -----------    -----------
              Total                                     $   476,999    $   364,484    $   653,378
                                                        ===========    ===========    ===========

      Noninterest expense:
      Total noninterest expense for
        reportable segments                             $   765,964    $   653,359    $   490,569
      Elimination of intersegment expense                    (4,640)        (4,640)            --
                                                        -----------    -----------    -----------
              Total                                     $   761,324    $   648,719    $   490,569
                                                        ===========    ===========    ===========

      Total assets:
      Total assets for reportable segments              $59,349,601    $34,232,685    $17,919,406
      Elimination of intersegment deposits                  (27,593)       (20,218)       (23,306)
      Elimination of intersegment borrowings             (4,524,072)    (2,865,388)    (1,277,932)
                                                        -----------    -----------    -----------
              Total                                     $54,797,936    $31,347,079    $16,618,168
                                                        ===========    ===========    ===========

      The Company typically reviews the results of operations for the mortgage banking segment based on that segment's contribution as opposed to its income before income taxes, extraordinary item and minority interest. The main difference between the two measures of profitability is that contribution for the mortgage banking segment includes custodial earnings that are reported in the community banking segment when computing net income and that intercompany interest expense is computed using an internal cost of funds rate instead of a market rate. The mortgage banking segment's contribution for the years ended December 31, 1998, 1997 and 1996 was $66.0 million, $35.9 million and $54.9 million, respectively.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(25) Comprehensive Income

      The Company adopted SFAS No. 130, Reporting Comprehensive Income, as of October 1, 1997. Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net income are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholder's equity.

      The tax effect associated with unrealized gain (loss) on securities for the years ended December 31, 1998, 1997 and 1996 is summarized as follows (in thousands):


                                                                   Before-tax   Tax benefit  Net-of-tax
                                                                     amount      (expense)     amount
                                                                     ------      ---------     ------
       1998
       ----
      Unrealized (loss) gain on securities:
        Unrealized holding gains arising during the period           $(28,761)   $   594    $(28,167)
        Less: reclassification adjustments for gains in net income     (1,131)       287        (844)
                                                                     --------    -------    --------
              Other comprehensive (loss) income                      $(29,892)   $   881    $(29,011)
                                                                     ========    =======    ========

      1997
      ----
      Unrealized gain (loss) on securities:
        Unrealized holding gains arising during the period           $ 14,142    $(3,235)   $ 10,907
        Less: reclassification adjustments for gains in net income    (25,182)     3,218     (21,964)
                                                                     --------    -------    --------
              Other comprehensive (loss) income                      $(11,040)   $   (17)   $(11,057)
                                                                     ========    =======    ========

      1996
      ----
      Unrealized gain (loss) on securities:
        Unrealized holding gains arising during the period           $ 20,251    $(2,026)   $ 18,225
        Less: reclassification adjustments for gains in net income    (39,465)     3,947     (35,518)
                                                                     --------    -------    --------
              Other comprehensive (loss) income                      $(19,214)   $ 1,921    $(17,293)
                                                                     ========    =======    ========


      Unrealized gain (loss) on securities is the only component of other comprehensive income and accumulated other comprehensive income for the years ended December 31, 1998, 1997 and 1996.


(26) Minority Interest

      Auto One Common Stock

      In connection with the GSAC Acquisition, Auto One issued 250 shares of its common stock, par value $1.00 per share, representing a 20% interest in Auto One. The carrying value of Auto One's common stockholders' equity attributable to the minority stockholders at December 31, 1998 is ($1.7) million.

      11 1/2% Preferred Stock

      In connection with the FN Acquisition, California Federal issued 3,007,300 shares of its 11 1/2% noncumulative perpetual preferred stock ("11 1/2% Preferred Stock") with a par value of $.01 per share, having a liquidation preference of $300.7 million. This stock has a stated liquidation value of $100 per share. Costs related to the 11 1/2% Preferred Stock issuance were deducted from additional paid-in capital.

      In connection with the Bank Preferred Stock Tender Offers, 2,688,959 shares of the 11 1/2% Preferred Stock were purchased by the Company during the year ended December 31, 1998. The stated liquidation value of the remaining 11 1/2% Preferred Stock not purchased by the Company at December 31, 1998 was $31.8 million. See note 5. At or after September 1, 1999, the remaining shares of 11 1/2% Preferred Stock are redeemable at the option of the Bank, in whole or in part, at $105.75 per share prior to September 1, 2000, and at prices which will decrease annually thereafter to the stated liquidation value of $100 per share on or after September 1, 2004, plus declared but unpaid dividends. Dividends

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


are payable quarterly at an annual rate of 11.50% per share when declared by the Bank's Board of Directors. Dividends paid on the 11 1/2% Preferred Stock for each year ended December 31, 1998 and 1997 totalled $34.6 million, of which $26.8 million and $34.6 million was included in minority interest in 1998 and 1997, respectively.

      10 5/8% Preferred Stock

      In connection with the Cal Fed Acquisition, California Federal assumed Cal Fed's 10 5/8% noncumulative perepetual preferred stock with liquidation value of $172.5 million (the "10 5/8% Preferred Stock" and, together with the 11 1/2% Preferred Stock, "Bank Preferred Stock").

      In connection with the Bank Preferred Stock Tender Offers, 1,117,701 shares of the 10 5/8% Preferred Stock were purchased by the Company during the year ended December 31, 1998. The stated value of the remaining 10 5/8% Preferred Stock not purchased by the Company at December 31, 1998 was $60.7 million. See note 5. Cash dividends on the 10 5/8% Preferred Stock are noncumulative and are payable at an annual rate of 10 5/8% per share if, when, and as declared by the Board of Directors of the Bank. The 10 5/8% Preferred Stock is redeemable at the option of the Bank, in whole or in part, at $105.313 per share on or after April 1, 1999 and prior to April 1, 2000, and at prices decreasing annually thereafter to the liquidation preference of $100.00 per share on or after April 1, 2003, plus declared but unpaid dividends. In addition, in the event of a change of control, the 10 5/8% Preferred Stock is redeemable at the option of the Bank or its successor on or after April 1, 1996 and prior to April 1, 1999 in whole, but not in part, at $114.50 per share. Dividends paid on the 10 5/8% Preferred Stock for each year ended December 31, 1998 and 1997 totalled $18.3 million, of which $15.3 million and $18.3 million was included in minority interest in 1998 and 1997, respectively. See note 41.

      REIT Preferred Stock

      On January 31, 1997, Preferred Capital Corp. issued 20,000,000 shares of the REIT Preferred Stock for $500 million. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. The annual cash dividends on the 20,000,000 shares of REIT Preferred Stock, assuming such dividends are declared by the Board of Directors of Preferred Capital Corp., are expected to approximate $45.6 million per year. As long as Preferred Capital Corp. qualifies as a REIT, distributions on the REIT Preferred Stock will be a dividends-paid deduction by Preferred Capital Corp. for tax purposes. Dividends paid on the REIT Preferred Stock during 1998 and 1997 were $33.1 million and $36.6 million, respectively, net of the income tax benefit.


(27) Stockholder's Equity

      (a)  Common Stock

      In connection with the Golden State Merger, First Gibraltar Holdings Inc., holder of 100% of class A common stock of the Company and Hunter's Glen, which was controlled by the Bank's Chairman and was holder of 100% of class B common stock of the Company, received 56,722,988 shares of Golden State stock in consideration for all of the shares of class A and class B common stock of the Company. Prior to this transaction, class B common stock represented 20% of the voting common shares of the company (representing approximately 15% of the voting power of the common stock). Class A common stock represented 80% of the voting common shares of the Company (representing approximately 85% of the voting power of the common stock).

      During 1996, all 169.5 shares of the class C common stock were redeemed, resulting in a capital distribution totalling $169.5 million. Also, in connection with the Golden State Merger, the Company issued 1,000 shares of its common stock with par value of $1.00 per share. The common stock of the company is owned 100% by its parent, GS Financial, which is in turn, owned 100% by Golden State.

      No dividends were payable on the class A common stock or the class B common stock of the Company as long as any shares of the class C common stock remained outstanding. Dividends in the Company's common stock in 1998 totalled $874.2 million, consisting of the following: (i) $28.5 million on the class A stock; (ii) $7.1 million on the class B stock; (iii) $211.2 million related to the Company's deconsolidation from its tax reporting group as a result of the Golden State Merger. (iv) $553.7 million related to the Parent Holdings Defeasance and (v) $73.7 million on common stock. Dividends on the Company's class A and B common stock during 1997 totalled $56.9 million and $14.2 million,

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

respectively. Dividends on the Company's class A, B and C common stock during 1996 totalled $52.5 million, $13.1 million and $8.6 million, respectively.

      (b) Preferred Stock

      On September 19, 1996, the Company issued 10,000 shares of preferred stock ("FN Holdings Preferred Stock") with a liquidation value of $150 million to a corporation owned by the Chairman of the Board of the Bank. Cash dividends on the FN Holdings Preferred Stock were cumulative and payable: (i) in cash at an annual rate of the cost of funds to an affiliate of FN Holdings under such affiliate's bank credit facility (the "Cost of Funds Rate") and (ii) in newly issued shares of another series of cumulative perpetual preferred stock of FN Holdings ("Additional FN Holdings Preferred Stock") at an annual rate of 2% of the stated liquidation value of the FN Holdings Preferred Stock, if, when, and as declared by the Board of Directors of FN Holdings. Dividends on the Additional FN Holdings Preferred Stock were cumulative and accrued and were payable in shares of Additional FN Holdings Preferred Stock at an annual rate equal to the Cost of Funds Rate plus 2% of the stated liquidation value of the Additional FN Holdings Preferred Stock if, when, and as declared by the Board of Directors of FN Holdings. Additional FN Holdings Preferred Stock had substantially the same relative rights, terms and preferences as the FN Holdings Preferred Stock except as set forth above with respect to the payment of dividends. Dividends on the FN Holdings Preferred Stock were payable quarterly each year, commencing January 1, 1997, out of funds legally available therefor.

      In March, 1998, the Company redeemed all remaining 1,666.7 outstanding shares of the FN Holdings Preferred Stock, reducing stockholder's equity by $25.0 million. The redemption price was equal to the liquidation value of $15,000 per share. Upon redemption of the FN Holdings Preferred Stock, all remaining 52.5 shares of the Additional FN Holdings Preferred Stock totalling $.8 million liquidation value was contributed to the capital of the Company, without any payment therefore. Such shares were retired and canceled.

      Dividends on the FN Holdings Preferred Stock totalled $.6 million, $12.8 million and $4.8 million during 1998, 1997 and 1996, respectively, including the issuance of Additional FN Holdings Preferred Stock of $.1 million, $2.2 million and $.8 million.

      (c)  Payment of Dividends

      The terms of the GS Escrow Notes indenture generally will permit the Company to make distributions of up to 75% of the Consolidated Net Income (as defined therein) of the Company since July 1, 1998 if, after giving effect to such distribution, (i) the Bank is "well capitalized" under applicable OTS regulations and (ii) the Consolidated Common Shareholders' Equity (as defined therein) of the Bank is at least equal to the Minimum Common Equity Amount (as defined therein). The Federal thrift laws and regulations of the Office of Thrift Supervision (the "OTS") limit the Bank's ability to pay dividends on its preferred or common stock. The Bank generally may not pay dividends without the consent of the OTS if, after the payment of the dividends, it would not be deemed "adequately capitalized" under the prompt corrective action standards of the Federal Deposit Insurance Corporation Improvement Act of 1991.

      As of December 31, 1998, the Bank could pay dividends of $264.7 million without the consent of the OTS and it could pay dividends of $152.9 million and still be "well capitalized." As of December 31, 1998, the Company could pay dividends, in addition to those already paid, of $267.2 million without violating the most restrictive terms of the GS Escrow Notes indenture.


   (28)  Regulatory Capital of the Bank

      The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      Quantitative measures established by regulation to insure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and leverage capital to adjusted total assets, and of Tier 1 and total risk-based capital to risk-weighted assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1998 and 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the institution's category.

      The Bank's actual capital amounts and ratios as of December 31, 1998 and 1997 are also presented in the following table (dollars in thousands):




                                                                       To be Adequately
                                               Actual                    Capitalized              To be Well Capitalized
                                         ------------------------     -----------------------    -----------------------
                                                        As a % of                  As a % of                   As a % of
               1998                         Amount        Assets        Amount       Assets         Amount       Assets
---------------------------------           ------        ------        ------       ------         ------       ------
Stockholders' equity of the Bank
  per financial statements                $3,678,712
Minority interest                            498,348
Net unrealized holding gains                  (4,884)
                                          ----------
                                           4,172,176
Adjustments for tangible and
  leverage capital:
  Goodwill litigation assets                (160,341)
  Intangible assets                         (923,598)
  Non-qualifying MSRs                        (94,358)
  Non-includable subsidiaries                (57,999)
  Excess deferred tax asset                 (118,659)
                                          ----------
Total tangible capital                    $2,817,221      5.29%       $  799,271     1.50%          N/A          N/A
                                          ==========                  ==========
Total leverage capital                    $2,817,221      5.29%       $2,131,388     4.00%      $2,664,235       5.00%
                                          ==========                  ==========                ==========
Tier 1 risk-based capital                 $2,817,221     10.27%           N/A          N/A      $1,645,485       6.00%
                                          ==========                                            ==========

Adjustments for risk-based
  capital:
  Qualifying subordinated
    debt debentures                           93,210
  General loan loss allowance                345,583
  Qualifying portion of
    unrealized holding gains                      73
  Low level recourse                         (11,759)
  Assets required to be
    deducted                                 (38,234)
                                          ----------
         Total risk-based capital         $3,206,094     11.69%       $2,193,980     8.00%      $2,742,475      10.00%
                                          ==========                  ==========                ==========


                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements





                                                                       To be Adequately
                                               Actual                    Capitalized              To be Well Capitalized
                                         ------------------------     -----------------------    -----------------------
                                                        As a % of                  As a % of                   As a % of
               1997                         Amount        Assets        Amount       Assets         Amount       Assets
---------------------------------           ------        ------        ------       ------         ------       ------
Stockholders' equity of the
   Bank per financial                     $2,260,044
   statements
Minority interest in Preferred
   Capital Corp.                             500,000
Net unrealized holding gains                 (35,162)
                                          ----------
                                           2,724,882

Adjustments for tangible and
   leverage capital:
   Goodwill litigation asset                (100,000)
   Intangible assets                        (675,927)
   Non-allowable minority
     interest in Preferred
     Capital Corp.                           (71,099)
   Non-qualifying MSRs                       (53,670)
   Non-includable subsidiaries               (53,582)
   Excess deferred tax asset                 (55,000)
                                          ----------
Total tangible capital                    $1,715,604       5.65%       $455,457       1.50%           N/A           N/A
                                          ==========                   ========
Total leverage capital                    $1,715,604       5.65%       $910,915       3.00%        $1,518,191      5.00%
                                          ==========                   ========                    ==========
Tier 1 risk-based capital                 $1,715,604      10.14%          N/A          N/A         $1,015,036      6.00%
                                          ==========                                               ==========
Adjustments for risk-based
   capital:
   Qualifying subordinated                    93,847
     debt debentures
   General loan loss allowance               214,217
   Assets required to be
     deducted
                                             ($5,648)
                                          ----------
   Total risk-based capital               $2,018,020      11.93%     $1,353,382       8.00%        $1,691,727     10.00%
                                          ==========                 ==========                    ==========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(29) Other Noninterest Expense

      Other noninterest expense amounts are summarized as follows for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                1998         1997         1996
                                                ----         ----         ----
  Other noninterest expense:
     Telephone                                $ 19,640     $ 15,932     $11,727
     Insurance and surety bonds                  6,027        5,642       3,811
     Postage                                    10,023        8,070       7,141
     Printing, copying and office supplies      11,179        9,230       6,549
     Employee travel                            10,386        8,745       6,112
     Clerical and other losses                  10,534       11,410       2,636
     Other                                      45,212       53,003      40,968
                                              --------     --------     -------
                                              $113,001     $112,032     $78,944
                                              ========     ========     =======


(30) Income Taxes

      Total income tax expense (benefit) for the years ended was allocated as follows (in thousands):


                                                                          Year Ended December 31,
                                                                   -----------------------------------
                                                                      1998           1997        1996
                                                                      ----           ----        ----
       Income before income taxes, extraordinary item and
           minority interest                                       $ (96,300)      $47,148    $(73,131)
       Extraordinary item                                            (68,168)           --        (176)
       Net unrealized holding (loss) gain on securities
           available for sale                                           (881)           17      (1,921)
                                                                   ---------       -------    --------
                                                                   $(165,349)      $47,165    $(75,228)
                                                                   =========       =======    ========


      Income tax expense (benefit) attributable to income before income taxes, extraordinary item and minority interest consisted of (in thousands):


                                            Year Ended December 31,
                                     -----------------------------------
                                     1998           1997          1996
                                     ----           ----          ----
Federal
     Current                       $  66,918      $   5,908     $  11,733
     Deferred                       (223,094)          --        (125,000)
                                   ---------      ---------     ---------
                                    (156,176)         5,908      (113,267)
                                   ---------      ---------     ---------

State and local
     Current                          49,775         31,799        40,136
     Deferred                         10,101          9,441
                                   ---------      ---------     ---------
                                      59,876         41,240        40,136
                                   ---------      ---------     ---------
                                   $ (96,300)     $  47,148     $ (73,131)
                                   =========      =========     =========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The consolidated income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 differs from the amounts computed by applying the statutory federal corporate tax rate of 35% for 1998, 1997 and 1996 to income before income taxes, extraordinary item and minority interest as follows (in thousands):


                                                                          Year Ended December 31,
                                                                   ---------------------------------
                                                                      1998        1997        1996
                                                                      ----        ----        ----
     Computed "expected" income tax expense                        $157,625     $104,251     $192,223
     Increase (decrease) in taxes resulting from:
         State income taxes, net of federal income tax benefit       38,919       26,806       26,088
         Tax exempt income                                               --           (5)        (584)
         Amortization of excess cost over fair
           value of net assets acquired                              17,613       16,959           33
         Adjustment to prior year's tax expense                          --           --          595
         Unrealized holding loss on securities
           available for sale recognized for tax purposes                --      (12,234)      (3,703)
         Other                                                          181        2,843        1,214
         Adjustments to deferred tax asset fully offset by
           valuation allowance:
             Temporary differences from acquisitions                     --     (107,416)       6,196
             Adjustment to deferred tax asset                        17,561      (16,911)       2,821
             REIT Preferred Stock dividends                          (6,700)     (14,682)          --

         Change in the beginning-of-the-year balance of
           the valuation allowance for deferred tax assets
           allocated to income tax expense                         (321,499)      47,537     (298,014)
                                                                  ---------     --------    ---------
                                                                  $ (96,300)    $ 47,148    $ (73,131)
                                                                  =========     ========    =========


      The significant components of deferred income tax (benefit) expense attributable to income before income taxes, extraordinary item and minority interest are as follows (in thousands):


                                                                          Year Ended December 31,
                                                                  ------------------------------------
                                                                      1998        1997          1996
                                                                      ----        ----          ----
      Deferred tax expense (exclusive of the effects
       of other components listed below)                          $  87,544     $ 91,472    $ 163,997
      Adjustments to deferred tax asset fully offset by
       valuation allowance                                           10,861     (139,009)       9,017
      Increase (decrease) in beginning-of-the-year balance
       of the valuation allowance for deferred tax assets          (321,499)      47,537     (298,014)
                                                                  ----------    --------    ---------
                                                                  $(223,094)    $     --    $(125,000)
                                                                  ==========    ========    =========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):


                                                                                    December 31,
                                                                          -----------------------------
                                                                             1998                 1997
                                                                             ----                 ----
        Deferred tax assets:
            Net operating loss carryforwards                               $ 354,281         $   715,615
            Foreclosed real estate                                             2,182                   7
            Deferred interest                                                  8,509               8,737
            Loans receivable                                                  77,523              75,896
            Miscellaneous accruals                                           161,540              37,960
            Accrued liabilities                                               33,468             104,311
            State taxes                                                       35,171              39,927
            Purchased mortgage servicing rights                              221,743              47,988
            Alternative minimum tax credit and investment tax
                 credit carryforwards                                         15,347              16,887
            Other                                                             16,749               8,148
                                                                          ----------          ----------
                     Total gross deferred tax assets                         926,513           1,055,476
            Less valuation allowance                                        (239,065)           (560,564)
                                                                          ----------          ----------
                     Net deferred tax assets                                 687,448             494,912
                                                                          ----------          ----------

        Deferred tax liabilities:
            Change in accounting method                                           --              36,129
            Securities                                                            --               9,835
            Mortgage servicing rights                                        238,938              88,963
            Purchase accounting adjustments                                    2,071              21,842
            FHLB stock                                                       101,595              63,029
            Unrealized gains on securities available for sale                  4,271               5,152
            Goodwill litigation                                              111,746              70,391
            Other                                                            155,024              78,614
                                                                          ----------          ----------
                     Net deferred tax liabilities                            613,645             373,955
                                                                          ----------          ----------
                     Net deferred tax assets and liabilities              $   73,803          $  120,957
                                                                          ==========          ==========


      The net change in the total valuation allowance for the year ended December 31, 1998 was a decrease of $321 million which is attributable to income before income taxes and minority interest.

      Based on resolutions of a federal tax audit and favorable future earnings expectations, management changed its judgment about the realizability of the Company's net deferred tax assets and reduced the valuation allowance by $250 million in the second quarter of 1998 and $125 million in the second quarter of 1996. Management believes that the realization of the resulting deferred tax asset is more likely than not, based on the expectation that the Company will generate the necessary amount of taxable income in future periods.

      In connection with the Golden State Merger, the Company deconsolidated from the Mafco Group. As a result, only the amount of the net operating losses ("NOLs") of the Company not utilized by the Mafco Group on or before December 31, 1998 are available to offset taxable income of the Company thereafter. At September 11, 1998, had the Company (i) been a party to the Tax Sharing Agreement and (ii) filed a consolidated federal income tax return on behalf of itself and its subsidiaries for each of the years since the formation of the Company, it would have had regular NOL carryforwards, for federal income tax purposes of approximately $1.7 billion. Upon deconsolidation, the NOLs available to offset taxable income of the Company is estimated to be reduced by $757 million. This reduction of NOLs and other tax attributes (the "Deconsolidation Adjustment") resulted in a $211.2 million reduction in retained earnings. The Deconsolidation Adjustment may change based upon the actual filing of the Mafco Group 1998 consolidated federal income tax return (including the Company's operations through September 11, 1998) and the results of Internal Revenue Service ("IRS") audits for all open years of Mafco and the Company. Any increase to the Deconsolidation Adjustment will be recorded as a reduction in retained earnings with a corresponding increase to income for the additional federal income tax benefit resulting from the change in the valuation allowance. Accordingly, any change to the Deconsolidation Adjustment should have no significant impact on total stockholder's equity to the extent of the

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Company's valuation allowance. Any change will be recorded in the period during which such change is determined.

      At December 31, 1998, the Company had regular NOL carryforwards for federal income tax purposes of approximately $1.0 billion which are available to offset future federal taxable income, if any, through 2009. In addition, the Company had alternative minimum tax credit carryforwards of approximately $14.5 million which are available to offset future federal regular income taxes, if any, over an indefinite period. Substantially all of the NOLs and alternative minimum tax credits are subject to an annual Section 382 limitation on their usage. The NOL carryforwards are subject to review and disallowance, in whole or in part, by the IRS.

      On August 20, 1996, the Small Business Job Protection Act of 1996 (the "Act") was enacted into law generally effective for tax years beginning after 1995. One provision of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions which are treated as large banks. Another provision of the Act requires the Company to take into income the balance of its post-1987 bad debt reserves over a six year period beginning in 1996 subject to a two-year deferral if certain residential loan tests are satisfied. The Company has fully provided for the tax related to this recapture.

      In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax liability has not been recognized for the base year reserves of the Company. The base year reserves are generally the balance of the tax bad debt reserve as of December 31, 1987 reduced proportionately for reductions in the Company's loan portfolio since that date. At December 31, 1998, the amount of those reserves was $305 million. The amount of the unrecognized deferred tax liability at December 31, 1998 was $107 million. Pursuant to the Act, circumstances that may require an accrual of this unrecorded tax liability are a failure to meet the definition of a "bank" for federal income tax purposes, dividend payments in excess of tax earnings and profits, and other distributions, dissolutions, liquidation or redemption of stock, excluding preferred stock meeting certain conditions.

      The IRS is examining the 1993 through 1997 federal income tax returns of Glendale Federal and has raised an issue regarding the limitation on built-in losses that may have resulted from the Glendale Federal 1993 recapitalization. The IRS position is preliminary and currently under discussion with the Bank. The Bank believes that the IRS position is incorrect and intends to vigorously defend itself. The outcome of this issue is uncertain and the amount of any additional taxes, if any, cannot be determined at this time.


(31) Employee Benefit Plans

      Postretirement Health Care and Defined Benefit Plans

      The Bank provides certain postretirement medical benefits to certain eligible employees and their dependents through age 64. In general, early retirement is age 55 with 10 years of service. Retirees participating in the plans generally pay Consolidated Omnibus Budget Reduction Act premiums for the period of time they participate. The estimated cost for postretirement health care benefits has been accrued on an actuarial net present value basis.

      In connection with the SFFed Acquisition, the Bank assumed SFFed's defined benefit pension plan, which covered substantially all employees of San Francisco Federal. The SFFed benefit plan was frozen effective September 30, 1995, at which time all employees become 100% vested and no additional benefits accrued.

      In connection with the Cal Fed Acquisition, the Bank assumed sponsorship of the Old California Federal defined benefit plan, which was frozen effective May 31, 1993, at which time all accrued benefits became 100% vested. Effective April 30, 1997, the SFFed benefit plan was merged with and into the Old California Federal benefit plan. The fair value of the assets transferred was $23.6 million.

      In connection with the Glen Fed Merger, the Bank assumed Glendale Federal's defined benefit pension plan (the "Glendale Federal Retirement Plan") and the Redlands Federal Bank defined benefit plan, (collectively the "Glen Fed Pension Plan"), which covered substantially all employees of Glendale Federal. The Glen Fed Pension Plan was frozen upon the merger on September 11, 1998 and no additional benefits accrued after such time. Effective October 15, 1998, the Glen Fed Pension Plan was merged with and into the Old California Federal defined benefit plan. The fair value of the assets transferred was $102.0 million.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      The following table sets forth the changes in the plan's benefit obligations and fair value of plan assets, as well as the funded status at December 31, 1998 and 1997 (in thousands).

                                                                        Non-Qualified Plans         Qualified Plan
                                                                        -------------------         --------------
                                             Postretirement Benefits      Pension Benefits         Pension Benefits
                                             -----------------------      ----------------         ----------------
                                               1998          1997         1998        1997         1998        1997
                                               ----          ----         ----        ----         ----        ----
    CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year    $  4,125       $ 3,416  $    9,206     $  8,917   $  35,795     $21,720
    Service cost                                    309           364          --           --          --          --
    Interest cost                                   317           498         723          657       4,157       2,796
    Amendments                                       --            --          --           --          --          --
    Actuarial (gain) loss                           182        (3,104)      1,634          500       9,218       8,002
    Glen Fed Merger                               3,446            --       5,025           --      95,900      19,275
    Acquisitions                                     --         3,344          --           --          --          --
    Settlements                                      --            --          --           --          --       1,154
    Benefits paid                                  (213)         (393)     (1,107)        (868)     (8,252)    (17,152)
                                               --------       -------   ---------     --------    --------     -------
    Benefit obligation at end of year          $  8,166       $ 4,125   $  15,481     $  9,206    $136,818     $35,795
                                               ========       =======   =========     ========    ========     =======

    CHANGE IN PLAN ASSETS
    Fair value at beginning of year                 N/A           N/A  $              $     --   $  29,754     $23,085
    Actual return on plan assets                     --            --          --           --         388       4,614
    Glen Fed Merger                                  --            --          --           --     117,500      19,207
    Employer contribution                            --            --       1,107          868          --          --
    Benefits paid                                    --            --      (1,107)        (868)     (8,252)    (17,152)
                                               --------       -------   ---------     --------    --------     -------
    Fair value at end of year                  $              $    --   $      --     $     --    $139,390     $29,754
                                               ========       =======   =========     ========    ========     =======
    Funded Status                              $     --       $    --   $      --     $     --    $  2,572     $(6,041)
    Unrecognized actuarial loss                      --            --          --          509      16,656       2,836
                                               --------       -------   ---------     --------    --------     -------
    Prepaid (accrued) benefit
          cost recognized in the
          consolidated balance sheet          $ (8,166)      $(4,125)   $(15,481)     $(8,697)   $  19,228   $ (3,205)
                                              ========       =======    ========      =======    =========   ========


          Assumptions used in computing the funded status were:


                                                                        Non-Qualified Plans         Qualified Plan
                                                                        -------------------         --------------
                                             Postretirement Benefits      Pension Benefits         Pension Benefits
   Weighted Average Assumptions as of        -----------------------      ----------------         ----------------
          December 31,                         1998          1997         1998        1997         1998        1997
   ----------------------------------          ----          ----         ----        ----         ----        ----
    Discount rate                             6.75%         7.50%        6.00%        7.25%       6.00%       7.25%
    Expected return on plan assets             N/A           N/A         9.00         9.00        9.00        9.00
    Rate of compensation increase             0.00          0.00         0.00         0.00        0.00        0.00


      The initial health care cost trend rate for medical benefits in 1999 is assumed to be 8.5%, the average trend rate is assumed to be 5.67% and the ultimate trend rate is assumed to be 5.5%, which will be reached in eight years.

      At December 31, 1998, an increase of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to increase by $.9 million, and the service and interest cost to increase by less than $.2 million. At December 31, 1998, a decrease of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to decrease by $.8 million, and the service and interest costs to decrease by $.1 million.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      The net periodic benefits cost for the years ended December 31, 1998, 1997 and 1996 included the following components (in thousands):



                                                            Postretirement Benefits              Pension Benefits
                                                         ----------------------------     ---------------------------
                                                         1998       1997        1996      1998      1997        1996
                                                         ----       ----        ----      ----      ----        ----

        Service cost                                     $309   $    364        $301    $   --      $   --    $   --
        Interest cost                                     317        498         231     4,880       3,453     2,143
        Recognized net actuarial loss (gain)              182     (3,104)         19     2,294       1,611     2,966
        Settlement/curtailment gain                        --         --          --        --        (404)       --
                                                         ----    -------        ----    ------      ------    ------
            Net periodic cost (income)                   $808    $(2,242)       $551    $7,174      $4,660    $5,109
                                                         ====    =======        ====    ======      ======    ======


      Defined Contribution Plan

      The Bank offers a defined contribution plan, which is available to substantially all employees with at least one year of employment. Employee contributions are voluntary. The plan provides for the deferral of up to 12% of eligible compensation of plan participants not to exceed the maximum allowed by the Internal Revenue Service. The Bank's matching contribution was a maximum of 100% of up to the first 3% of employee deferrals. The annual discretionary employer profit sharing contribution is a maximum of 3% of eligible compensation. It can be declared at any level in the range from 0% to 3%. Employees vest immediately in their own deferrals and any employer profit sharing contributions and vest in employer matching contributions based on completed years of service. The Bank's contributions to such plan totalled $9.3 million, $3.8 million, and $2.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

      In the Glen Fed Merger, the Bank assumed sponsorship of the Glendale Federal's defined contribution plan. This plan was frozen at the merger date, therefore no contributions were made to the plan subsequent to the merger date. The plan is being maintained as a separate plan. It is anticipated that Glendale Federal's plan will be merged with the Bank's plan at a later date.

      During 1996, defined contribution plans assumed in the SFFed and Home Federal Acquisitions were merged with and into the First Nationwide Employees' Investment Plan defined contribution plan. The fair value of assets transferred was $14.4 million.

      In the Cal Fed Acquisition, contributions made to Old California Federal's defined contribution plan (the "Investment Plus Plan") became 100% vested at the date of acquisition. Effective December 31, 1997, the Investment Plus Plan was merged with and into the First Nationwide Employees' Investment Plan, which was renamed in 1997 to the California Federal Employees' Investment Plan. The fair value of assets transferred was $33.6 million.

      Effective January 1, 1999, the California Federal Employees' Investment Plan was amended to provide for automatic enrollment into the plan at a contribution rate of 3% unless the employee opts, in writing, to participate at a different deferral rate, or to opt out of the plan. Effective January 15, 1999, the plan was amended to allow the use of certain employer and employee contributions to purchase Golden State common stock at market prices. Effective March 1, 1999, the plan was also amended to reduce the length of required service to six months before an employee can contribute to the plan and to amend the enrollment date to the first of the month following six months of service.

      Stock Option Plan

       In connection with the Glen Fed Merger, the Bank is administering a stock option plan that provided for the granting of options of Golden State common stock to employees and directors. Upon the merger on September 11, 1998, all options outstanding became exercisable.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The following is a summary of the transactions under the stock option plan:


                                                            Number of       Range of Option      Weighted Average
                                                             Shares              Prices           Exercise Price
                                                            ----------      ---------------      -----------------
         Outstanding at September 11, 1998                   2,238,326       $9.00 - $35.00           $19.99
         Canceled or expired                                   193,334      $28.50 - $28.50           $28.50
         Exercised                                              51,205      $12.63 - $17.75           $14.80
         Outstanding at December 31, 1998                    1,993,787       $9.00 - $35.00           $19.30

       Information about stock options outstanding at December 31, 1998 was as follows:

                                                                                Outstanding and Exercisable
                                                                                ----------------------------
                                       Weighted Average Remaining                           Weighted Average
         Exercise Price Range         Contractual Life (in years)           Number           Exercise Price
         --------------------         ---------------------------          --------          --------------
          $9.00 - $12.63                          5.7                       610,676              $11.16
         $14.50 - $17.75                          7.3                       667,111              $16.49
         $28.50 - $35.00                          8.7                       716,000              $28.86

         The stock option plan expired on August 18, 1998, as to the granting of additional options.


(32) Incentive Plan

      Effective October 1, 1995, the Company entered into a management incentive plan ("Incentive Plan") with certain executive officers of the Bank ("Participants"). Awards under the Incentive Plan were made in the form of performance units. Each performance unit entitles Incentive Plan Participants to receive cash and/or stock options ("Bonuses") based upon the Participants' vested interest in a bonus pool. Generally, the Incentive Plan provides for the payment of Bonuses, on a quarterly basis, to the Participants upon the occurrence of certain events. Bonuses vest at 20% per year beginning October 1, 1995 and are subject to a cap of $50 million.

      Bonuses are recorded by a charge to compensation and employee benefits and an increase to other liabilities. During 1997 and 1996, accruals relative to the Incentive Plan totalled $12.4 million and $35.6 million, respectively. No expense was recorded in 1998.

      The Glen Fed Merger constituted a change of control pursuant to the terms of the Incentive Plan and, as such, cash payments were made to the Participants on September 11, 1998.


(33) Special SAIF Assessment

      On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("Act") of 1996 was enacted. The Act included a special assessment ("Special SAIF Assessment") related to the recapitalization of the Savings Association Insurance Fund ("SAIF"), which was levied based on a rate of 65.7 cents per $100 of SAIF-insured domestic deposits held as of March 31, 1995. As a result of the Act, the Company recorded a pre-tax charge of $60.1 million on September 30, 1996. The 1997 SAIF deposit premiums declined to 6.42 cents per $100 of SAIF-insured deposits per year from the prior rate of 23 cents, while the 1998 SAIF deposit premiums declined further to 5.40 cents per $100 of SAIF-insured deposits.


(34) Extraordinary Loss from Extinguishment of Debt

      During 1996, the Bank repurchased $44 million aggregate principal amount of the $50 million in 11.20% Senior Notes (as defined herein) assumed in the SFFed Acquisition, resulting in an extraordinary loss of approximately $1.6 million, net of income taxes, on the early extinguishment of debt.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      In connection with the Debt Tender Offers during 1998, the Company purchased $914.5 million aggregate principal amount of the FN Holdings Notes for an aggregate purchase price, including accrued interest payable, of $1.1 billion, resulting in an extraordinary loss of $98.7 million, net of income taxes, on the early extinguishment of such debt.

(35) Commitments and Contingencies

      In the ordinary course of business, the Company has commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The Company, through FNMC, enters into financial instruments with off-balance sheet risk through the origination and sale of mortgage loans and the management of the related loss exposure caused by fluctuations in interest rates. These financial instruments include commitments to extend credit and purchase loans (mortgage loan pipeline) and mandatory and optional forward commitments to sell loans.

      The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 1998 (in thousands):

       Commitments to originate and purchase loans $ 4,016,014
       Mandatory commitments to sell loans           2,746,839

      The Company's pipeline of loans in process includes loan applications in various stages of processing. Until all required documentation is provided and underwritten, there is no credit risk to the Company. There is no interest rate risk until a rate commitment is extended by the Company to a borrower. Some of these commitments will ultimately be denied by the Company or declined by the borrower and therefore the commitment amounts do not necessarily represent future cash requirements.

      Loans in process for which rates were committed to the borrower totalled approximately $1.6 billion at December 31, 1998. On a daily basis, the Company determines what percentage of the portfolio of loans in process for which rate commitments have been extended to a borrower to hedge. Both the anticipated percentage of the pipeline that is expected to fund and the inherent risk position of the portfolio are considered in making this determination.

      Mandatory and optional delivery forward commitments to sell loans are used by the Company to hedge its interest rate exposure from the time a loan has a committed rate to the time the loan is sold. These instruments involve varying degrees of credit and interest rate risk. Credit risk on these instruments is controlled through credit approvals, limits and monitoring procedures. To the extent that counterparties are not able to fulfill forward commitments, the Company is at risk for any fluctuations in the market value of the mortgage loans and locked pipeline.

      Realized gains and losses on mandatory and optional-delivery forward commitments are recognized in the period settlement occurs. Unrealized gain and losses on mandatory and optional-delivery forward commitments are included in the lower of cost or market valuation adjustment to mortgage loans held for sale.

      On September 28, 1994, the Company entered into an agreement with FNMA pursuant to which FNMA provided credit enhancements for certain bond-financed real estate projects originated by Old FNB. The agreement requires that the Company pledge to FNMA collateral in the form of certain eligible securities which are held by a third party trustee. The collateral requirement varies based on the balance of the bonds outstanding, losses incurred (if any), as well as other factors. At December 31, 1998, the Company had pledged as collateral certain securities available for sale with a carrying value of $75.3 million, of which $71.4 million was pledged as collateral to guarantee credit enhancements on loans securitized by FNMA.

      At December 31, 1998, mortgage-backed securities available for sale with a carrying value of $116.5 million were pledged to FNMA associated with the sales of certain securitized multi-family loans.

      At December 31, 1998, the Bank had pledged as collateral certain mortgage-backed securities available for sale with a carrying value of $213.2 million and $5.5 million to guarantee credit enhancements on loans securitized by FNMA and FHLMC, respectively.

      At December 31, 1998, the Bank had pledged as collateral certain mortgage-backed securities available for sale with a carrying value of $36.2 million to guarantee state and local agency deposits.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

      At December 31, 1998, the Bank had pledged as collateral certain mortgage-backed securities available for sale with a carrying value of $18.3 million to guarantee certain deposits with the Federal Reserve Bank.

      In addition, the Bank retains principal and interest funds on securitized loans with appropriate collateral held and monitored by the trustee. The pledge agreement requires the collateral to be 150% of the average remittances for the prior twelve months, to be adjusted quarterly. At December 31, 1998, the Bank had pledged as collateral certain mortgage-backed securities available for sale with a carrying value of $260.1 million.

      At December 31, 1998, mortgage-backed securities available for sale and mortgage-backed securities held to maturity of $8.4 billion and $2.5 billion, respectively, were pledged as collateral for various obligations as discussed in notes 11, 12, 22 and 23. At December 31, 1997, mortgage-backed securities available for sale and mortgage-backed securities held to maturity of $4.1 billion and $1.3 billion, respectively, were pledged as collateral for various obligations.

      At December 31, 1998, $19.1 billion in residential loans were pledged as collateral for FHLB advances.

      At December 31, 1998 and 1997, loans receivable included approximately $7.8 billion and $7.5 billion, respectively, of loans that had the potential to experience negative amortization.


(36) Legal Proceedings

     Goodwill Litigation Against the Government

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

      In connection with the Glen Fed Merger, the Bank is a plaintiff in a claim against the United States in the lawsuit Glendale Federal Bank, Federal Savings Bank v. United States, No. 90-772C ("Glendale Goodwill Litigation"). In the Glendale Goodwill Litigation, Glendale Federal sued the United States Government (the "Government") contending that FIRREA's treatment of supervisory goodwill constituted a breach by the Government of its 1981 contract with the Bank, under which the Bank merged with a Florida thrift and was permitted to include the goodwill resulting from the merger in its regulatory capital. In July 1992, the United States Court of Federal Claims (the "Claims Court") found in favor of Glendale Federal's position, ruling that the Government breached its express contractual commitment to permit Glendale Federal to include supervisory goodwill in its regulatory capital and that Glendale Federal is entitled to seek financial compensation.

      The trial to determine damages commenced in the Claims Court on February 24, 1997 and the taking of testimony in the trial was completed on April 9, 1998. In lieu of traditional closing briefs, the Claims Court requested the parties to respond to a series of written questions posed by the Court regarding factual and legal issues raised in the damages trial. Responses to those questions, as well as each party's reply to the other's responses, have been filed with the Court and final oral arguments were held on September 11, 1998. California Federal anticipates a decision on April 9, 1999.

      In connection with the Cal Fed Acquisition, the Bank recorded as an asset part of the estimated after-tax cash recovery from the California Federal Litigation that will inure to the Bank, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests in any such recovery (the "Goodwill Litigation Asset"). In connection with the Glen Fed Merger, the Bank recorded a second Goodwill Litigation Asset related to the estimated after-tax cash recovery from the Glendale Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the Litigation Tracking Warrants. The Goodwill Litigation Asset related to the California Federal Litigation was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997. The Goodwill Litigation Asset related to the Glendale Goodwill Litigation was recorded at its estimated fair value of $60 million net of estimated tax liabilities, as of September 11, 1998. Both Goodwill Litigation Assets are included in other

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


assets in the consolidated balance sheet as of December 31, 1998.

      Other Litigation

      In addition to the matters described above, the Company is involved in legal proceedings on claims incidental to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on the financial condition or results of operations of the Company.


(37) Off-Balance-Sheet Activities

     Credit Related Financial Instruments

      The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

      The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

      Listed below are unfunded financial instruments whose contract amounts represent credit risk at December 31, 1998 and 1997 (in thousands):

                                                                          Contract Amount
        Commitments to extend credit:                                1998                 1997
        ---------------------------------------------             ----------           ---------
        Unutilized consumer lines of credit                       $905,907             $465,292
        Unutilized commercial lines of credit                      169,536               23,277
        Commercial and standby letters of credit                     4,552               23,757

      Unutilized consumer lines of credit are commitments to extend credit. These lines are either secured or nonsecured and may be cancelled by the Company if certain conditions of the contract are not met. Many consumer lines of credit customers are not expected to fully draw down their total lines of credit and, therefore, the total contractual amount of these lines does not necessarily represent future cash requirements.

      Unutilized commitments under commercial lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

      Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments in an amount deemed to be necessary.

      Derivative Financial Instruments

      The Company utilizes various derivative instruments for other-than-trading purposes such as asset/liability management. The primary focus of the Company's asset/liability management program is to measure and monitor the sensitivity of the Company's net portfolio value and net income under varying interest rate scenarios. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on mortgage prepayment speeds, the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Company may consider the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

      Derivative financial instruments include swaps, futures, forwards, and options contracts, all of which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

      The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, but does not expect any counterparties to fail their obligations. The Company deals only with primary dealers and the FHLB of San Francisco.

      Derivative instruments are generally either negotiated over-the-counter ("OTC") contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

      Interest Rate Swaps
      -------------------

      The Company utilizes interest rate swaps primarily as an asset/liability management strategy to hedge against the interest rate risk inherent in fixed-rate FHLB advances. Interest rate swap agreements are contracts to make or receive payments, such as making a series of floating rate payments in exchange for receiving a series of fixed rate payments. Payments related to swap contracts are made either monthly, quarterly or semi-annually by one of the parties depending on the specific terms of the related contract. The notional amount of the contracts, on which the payments are based, are not exchanged. The primary risks associated with swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract.

      There were no interest rate swap agreements outstanding at December 31, 1998. At December 31, 1997, interest rate swap agreements with a notional balance of $400 million were outstanding. These agreements provided for the Company to make payments at a variable rate determined by a specified index (three month LIBOR) in exchange for receiving payments at a fixed rate. The interest rate swap agreements matured in April of 1998. At December 31, 1997, the weighted average pay rate was 5.76% and the weighted average receive rate was 8.38%.

      Principal Only Swaps
      --------------------

      The Company utilizes principal only ("PO") swap agreements to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. PO swap agreements simulate the ownership of a PO strip, the value of which is affected directly by prepayment rates themselves in an inverse manner as servicing rights, which act in a manner similar to interest only ("IO") strips. Under the terms of the PO swap agreements, the counterparty to the transaction purchases a PO strip and places the PO strip in a trust. The contract calls for the Company to pay floating interest to the counterparty based on: (i) an index tied to one month LIBOR and (ii) the notional balance of the swap. The contract calls for the Company to receive cash from the counterparty based on the cashflows received from the PO strip. The amounts to be paid and to be received are then netted together each month. The structure of this instrument results in increased cashflows and positive changes in the value of the swap during a declining interest rate environment. This positive change in the value of the swap is highly correlated to prepayment activity. PO swap agreements present yield curve risk to the extent that short term interest rates (which impact the cash amount that the Company pays on the swap to the counterparty) rise while long term rates (which drive prepayment rates) stay the same. A third type of risk associated with PO swaps is the ability of the counterparties to meet the terms of the contract.

      At December 31, 1998, PO swap agreements with a notional balance of $164.7 million were outstanding. During 1998, the calculated amount to be paid to and to be received from the PO swap counterparties was $6.2 million and $11.2 million, respectively. The Company received $16.1 million from counterparties to terminate PO swap agreements in 1998. At December 31, 1997, PO swap agreements with a notional balance of $150.2 million were outstanding.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

During 1997, the calculated amount to be paid to and to be received from the PO swap counterparties was $5.2 million and $2.4 million, respectively. The Company received $4.2 million from counterparties to terminate PO swap agreements in 1997.

      Prepayment Linked Swaps
      -----------------------

      The Company utilizes prepayment linked swap agreements to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. Prepayment linked swap agreements are similar to interest rate floors, discussed below. However, interest rate floor contracts provide for the counterparty to make immediate payments to the Company if the floating rate drops below a specified strike rate. Under the terms of the prepayment linked swap agreements, the Company is to pay fixed interest to the counterparty based on: (i) a fixed rate and (ii) the amortized notional balance of the swap. The Company is to receive cash from the counterparty only after a sustained drop in the 10-year Constant Maturity Treasury interest rate below a strike interest rate. The amounts to be paid and to be received are netted together each month. The structure of this instrument results in increased cashflows and positive changes in the value of the swap during a sustained decline in the interest rate environment. This positive change in the value of the swap is correlated to prepayment activity. Prepayment linked swap agreements have basis risk and yield curve risk. A third type of risk associated with prepayment linked swaps is the ability of the counterparties to meet the terms of the contract.

      At December 31, 1998, prepayment linked swap agreements with a notional balance of $1.9 billion were outstanding. During 1998, the calculated amount to be paid to and to be received from the prepayment linked swap counterparties was $.2 million and $.8 million, respectively. No prepayment linked swap agreements were terminated in 1998. At December 31, 1997, there were no prepayment linked swap agreements outstanding.

      Interest Rate Floors
      --------------------

      The Company currently uses interest rate floors to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. Interest rate floors are interest rate protection instruments that involve payment from the seller to the buyer of an interest differential. This differential represents the difference between a long-term rate (e.g. 10-year Constant Maturity Swaps in 1998, 10-year Constant Maturity Treasury in
1997) and an agreed-upon rate, the strike rate, applied to a notional principal amount. By purchasing a floor, the Company will be paid the differential by a counterparty, should the current short-term rate fall below the strike level of the agreement. The Company generally receives cash monthly on purchased floors (when the current interest rate falls below the strike rate.) The unamortized premium, if any, paid for interest rate purchased floor agreements are included with the assets hedged. Interest rate floors are subject to basis risk because changes in the relationship between prepayment rates and the interest rate may occur, as well as market volatility and swap spread movement. In addition, a credit risk associated with purchased interest rate floor agreements is the ability of the counterparties to meet the terms of the contract.

      At December 31, 1998 and 1997, the Company was a party to interest rate floor contracts with a weighted average maturity of 4.8 years and 4.0 years, respectively. At December 31, 1998, the notional amount of the remaining interest rate floor contracts was $2.1 billion, the weighted average strike rate was 5.31% and the monthly floating rate was 5.47%. During 1998, the Company received cash from the interest rate floor counterparties in the amount of $4.8 million. At December 31, 1997, the notional amount of the remaining interest rate floor contracts was $970 million, the weighted average strike rate was 5.79% and the monthly floating rate was 5.74%. During 1997, the Company received cash from the interest rate floor counterparties in the amount of $.5 million. The amount of the unamortized premium on the interest rate floors at December 31, 1998 and 1997 was $27.6 million and $6.5 million, respectively. At December 31, 1998, the floating rate exceeded the strike rate by 0.16%. At December 31, 1997, the strike rate exceeded the floating rate by 0.05%.

      Swaptions
      ---------

      The Company also uses swaptions to hedge against the prepayment risk in its mortgage servicing portfolio caused by declining interest rates. A swaption (a combination of an interest rate swap and an option) is an over-the-counter option that provides the right but not the obligation to enter into an interest rate swap agreement at predetermined terms at some time in the future. The unamortized premiums, if any, paid for swaptions are included with the assets hedged. Swaptions are subject to basis risk because changes in the relationship between prepayment rates and the interest rate may occur, as well as market volatility and swap spread movement. In addition, a credit risk associated with swaptions is the ability of the counterparties to meet the terms of the contract.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


      At December 31, 1998, the Company was a party to swaption contracts with a weighted average maturity of 2.8 years in which the Company paid the counterparties premiums in exchange for the right but not the obligation to purchase an interest rate swap agreement. Under the terms of the underlying interest rate swap agreement, the Company would pay the variable rate tied to three month LIBOR and would receive the fixed rate. At December 31, 1998, the notional amount of the underlying interest rate swap contract was $2.3 billion, the weighted average strike rate was 5.57% and three month LIBOR rate was 5.06%. At December 31, 1998, the strike rate exceeded the floating rate by 0.51%. The unamortized premium on the swaptions at December 31, 1998 was $60.2 million. At December 31, 1997, there were no swaption contracts outstanding. During 1998, there were no swaption contracts that expired or that were sold.

      Information pertaining to the notional amounts of the Company's derivative financial instruments is as follows (in thousands):

                                                  December 31, 1998                     December 31, 1997
                                                ----------------------------      ---------------------------------
                                                 Notional                           Notional
                                                  Amount    Credit Risk (1)          Amount        Credit Risk (1)
                                                ----------  ----------------      -------------    ----------------
       Interest rate swaps                      $       --          $     --          $  400,000            $ 2,954
       Principal only swaps                        164,672            18,770             150,211             13,520
       Prepayment linked swaps                   1,850,000             1,255                  --                 --
       Interest rate floors                      2,075,000            32,229             970,000             18,024
       Interest rate swaptions                   2,345,000            89,332                  --                 --
                                                ----------          --------          ----------            -------
            Total                               $6,434,672          $141,586          $1,520,211            $34,498
                                                ==========          ========          ==========            =======

   (1) Credit risk represents current replacement cost after the effects of master netting agreements.

      The maturity of derivative financial instruments used for other-than-trading purposes at December 31, 1998 is as follows (in thousands):

                                                                     Notional Amounts
                                    ----------------------------------------------------------------------------
                                          1999           2000            2001             2003           Total
                                          ----           ----            ----             ----           -----
      Principal only swaps               $   47,043      $9,105       $  108,524      $       --      $  164,672
      Prepayment linked swaps             1,850,000          --               --              --       1,850,000
      Interest rate floors                       --          --               --       2,075,000       2,075,000
      Interest rate swaptions                    --          --        2,345,000              --       2,345,000
                                         ----------      ------       ----------      ----------      ----------
         Total                           $1,897,043      $9,105       $2,453,524      $2,075,000      $6,434,672
                                         ==========      ======       ==========      ==========      ==========

      The year-end fair values of derivative financial instruments used for other-than-trading purposes at December 31, 1998 and 1997 are listed below (in thousands). Fair value amounts consist of unrealized gains and losses, accrued interest receivable and payable, and premiums paid or received.

                                  1998        1997
                                --------   --------
      Interest rate swaps       $   --     $  2,954
      Principal only swaps        18,770     13,520
      Prepayment linked swaps      1,255       --
      Interest rate floors        32,229     18,024
      Interest rate swaptions     89,332       --
                                --------   --------
            Total               $141,586   $ 34,498
                                ========   ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(38)     Fair Value of Financial Instruments

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 (in thousands):


                                                                  1998                          1997
                                                  ------------------------------   --------------------------
                                                      Carrying          Fair         Carrying        Fair
                                                       Value            Value         Value          Value
                                                  -------------   --------------   -----------  -------------
     Financial Assets:
         Cash and cash equivalents                 $    967,950   $      967,950   $   412,311   $    412,311
         Securities available for sale                  770,747          770,747       813,085        813,085
         Securities held to maturity                    250,964          251,489        58,299         58,299
         Mortgage-backed securities
         available for sale                          12,947,992       12,947,992     5,076,598      5,076,598
         Mortgage-backed securities
              held to maturity                        2,770,913        2,825,227     1,337,877      1,373,289
         Loans held for sale                          2,366,583        2,379,216     1,483,466      1,498,860
         Loans receivable, net                       30,280,944       30,561,022    19,424,410     19,786,805
         Investment in FHLB                           1,000,147        1,000,147       468,191        468,191
         Accrued interest receivable                    317,455          317,455       188,203        188,203
         Mortgage servicing rights                      943,581          989,683       536,703        673,975

     Financial Liabilities:
         Deposits                                    24,647,488       24,629,219    16,202,605     16,224,399
         Securities sold under agreements
              to repurchase                           4,238,395        4,238,395     1,842,442       1,842,737
         Borrowings:
              Gross                                  22,375,557       22,425,592    10,769,995     10,892,364
              Interest rate swap agreements(1)               --               --          (401)        (2,954)
                                                    -----------      -----------   ------------   ------------
                       Total borrowings             $22,375,557      $22,425,592   $10,769,594    $10,889,410
                                                    ===========      ===========   ===========    ===========

     Off-balance sheet net unrealized gains (losses):
     Forward Commitments:
         Commitments to originate loans                      --      $     9,102            --    $     7,552
         Commitments to sell loans                           --           (5,412)           --         (7,099)
     Derivatives:
         Interest rate swaps                                 --               --            --          2,954
         Principal only swaps                                --           18,770            --         13,520
         Prepayment linked swaps                             --            1,255            --             --
         Interest rate floors                                --           32,229            --         18,024
         Interest rate swaptions                             --           89,332            --             --

(1) Designated as a hedge against FHLB advances.


     The carrying amounts in the table are included in the accompanying consolidated balance sheet under the indicated captions, except for off-balance sheet net unrealized gains (losses).

     The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgment was required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, and interest rates, all of which are subject to changes.

     Cash and cash equivalents: Cash and cash equivalents are valued at their carrying amounts included in the consolidated statement of financial condition, which are reasonable estimates of fair value due to the relatively short

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


period to maturity of the instruments.

     Securities and mortgage-backed securities: Securities and mortgage-backed securities are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans held for sale: Loans held for sale are valued based on quoted market prices for mortgage-backed securities backed by similar loans.

     Loans receivable, net: Fair values are estimated for loans in groups with similar financial and risk characteristics. Loans are segregated by type including residential, multi-family and commercial. Each loan type is further segmented into fixed and variable interest rate terms and by performing and non-performing categories in order to estimate fair values.

     For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value of performing commercial and multi-family loans is calculated by discounting scheduled principal and interest cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the respective loan type.

     Fair value for non-performing loans is based on discounting estimated cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values, where appropriate.

     Investment in FHLB: Since no secondary market exists for FHLB stock and the stock is bought and sold at par by FHLB, fair value of these financial instruments approximates the carrying value.

     Accrued interest: The carrying amounts of accrued interest approximate their fair values.

     Mortgage servicing rights: The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively a valuation model that calculates the present value of future net servicing income. In using the valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

     Deposits: The fair values of demand deposits, passbook accounts, money market accounts, and other deposits immediately withdrawable, by definition, approximate carrying values for the respective financial instruments. For fixed maturity deposits, the fair value was estimated by discounting expected cash flows by the current offering rates of deposits with similar terms and maturities.

     Securities sold under agreements to repurchase: The fair value of securities sold under agreements to repurchase is estimated using a discounted cash flow analysis based on interest rates currently offered on such repurchase agreements with similar maturities.

     Borrowings: The fair value of borrowings, other than FHLB advances, is estimated using discounted cash flow analyses based on current incremental rates for similar borrowing arrangements. The fair values of FHLB advances are estimated using a discounted cash flow analysis based on interest rates currently offered on advances with similar maturities.

      Off-balance sheet financial instruments:

      FORWARD COMMITMENTS

      Fair values of the Company's commitments to originate loans are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Fair values of forward commitments to sell loans are determined using current estimated replacement costs.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


     DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments are recorded at fair value based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date (i.e., mark-to-market value). Dealer quotes are available for substantially all of the Company's derivative financial instruments.

 (39)  Selected Quarterly Financial Data (Unaudited)

       The following table presents selected quarterly financial data for the years ended December 31, 1998 and 1997 (in thousands) (unaudited):

                                                            Quarter Ended
                                    --------------------------------------------------------
                                    December 31,   September 30,    June 30,       March 31,
                                        1998           1998           1998          1998         Total 1998
                                        ----           ----           ----          ----         ----------
Total interest income               $   853,523    $   618,323    $   543,539    $   533,422    $ 2,548,807
Total interest expense                 (580,608)      (440,921)      (384,133)      (368,463)    (1,774,125)
                                    -----------    -----------    -----------    -----------    -----------
  Net interest income                   272,915        177,402        159,406        164,959        774,682
Provision for loan losses               (10,000)       (10,000)       (10,000)       (10,000)       (40,000)
                                    -----------    -----------    -----------    -----------    -----------
  Net interest income after
    provision for loan losses           262,915        167,402        149,406        154,959        734,682
Total noninterest income                 92,939        199,326         94,956         89,778        476,999
Total noninterest expense              (264,080)      (195,548)      (156,944)      (144,752)      (761,324)
                                    -----------    -----------    -----------    -----------    -----------
Income before income taxes,
  minority interest and
  extraordinary item                     91,774        171,180         87,418         99,985        450,357
Income tax (expense) benefit            (46,806)       (78,028)       236,366        (15,232)        96,300
                                    -----------    -----------    -----------    -----------    -----------
Income before minority interest
  and extraordinary item                 44,968         93,152        323,784         84,753        546,657
Minority interest                       (27,929)       (36,406)       (22,662)       (22,952)      (109,949)
                                    -----------    -----------    -----------    -----------    -----------
Income before extraordinary item         17,039         56,746        301,122         61,801        436,708
Extraordinary loss                      (18,699)       (80,007)          --             --          (98,706)
                                    -----------    -----------    -----------    -----------    -----------
  Net (loss) income                      (1,660)       (23,261)       301,122         61,801        338,002
Preferred stock dividends                    --             --             --           (578)          (578)
                                    -----------    -----------    -----------    -----------    -----------
  Net (loss) income available
    to common stockholder           $    (1,660)   $   (23,261)   $   301,122    $    61,223    $   337,424
                                    ===========    ===========    ===========    ===========    ===========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                                                          Quarter Ended
                                   --------------------------------------------------------
                                   December 31,   September 30,     June 30,      March 31,
                                       1997           1997           1997           1997        Total 1997
                                       ----           ----           ----           ----        ----------
Total interest income              $   530,809    $   531,303    $   527,837    $   512,751    $ 2,102,700

Total interest expense                (368,883)      (365,865)      (361,065)      (344,991)    (1,440,804)
                                   -----------    -----------    -----------    -----------    -----------

     Net interest income               161,926        165,438        166,772        167,760        661,896
Provision for loan losses              (19,950)       (19,950)       (19,950)       (19,950)       (79,800)
                                   -----------    -----------    -----------    -----------    -----------
     Net interest income after
       provision for loan losses       141,976        145,488        146,822        147,810        582,096

Total noninterest income               108,351         94,846         82,448         78,839        364,484
Total noninterest expense             (169,957)      (154,287)      (171,189)      (153,286)      (648,719)
                                   -----------    -----------    -----------    -----------    -----------
Income before income taxes
and minority interest
                                        80,370         86,047         58,081         73,363        297,861
Income tax expense                     (11,710)       (13,547)       (10,237)       (11,654)       (47,148)
                                   -----------    -----------    -----------    -----------    -----------
Income before minority interest         68,660         72,500         47,844         61,709        250,713
Minority interest                      (23,175)       (23,176)       (23,144)       (19,849)       (89,344)
                                   -----------    -----------    -----------    -----------    -----------
     Net income                         45,485         49,324         24,700         41,860        161,369
Preferred stock dividends               (1,786)        (2,762)        (3,720)        (4,523)       (12,791)
                                   -----------    -----------    -----------    -----------    -----------
     Net income available to
       common stockholder          $    43,699    $    46,562    $    20,980    $    37,337    $   148,578
                                   ===========    ===========    ===========    ===========    ===========

 (40)  Condensed Parent Company Financial Information

      The following represents condensed balance sheets of the Company (parent company only) at December 31, 1998 and 1997 (in thousands):

                                                                    1998           1997
                                                                    ----           ----
Assets
  Cash and cash equivalents                                     $   109,269    $    18,690
  Investment in the Bank                                          3,678,712      2,260,044
  Other assets and deferred charges                                  92,537         32,462
                                                                -----------    -----------
     Total assets                                               $ 3,880,518    $ 2,311,196
                                                                ===========    ===========

Liabilities, Minority Interest and Stockholder's Equity
  GS Escrow Notes                                               $ 2,000,000    $        --
  FN Holdings 12 1/4% Senior Notes                                      225        200,000
  FN Holdings 9 1/8% Senior Sub Notes                                    --        140,000
  FN Holdings 10 5/8% Notes                                             250        575,000
  Discount on borrowings                                             (5,643)            --
  Accrued interest payable                                           56,419         24,189
  Payable to affiliates                                                 171          1,375
  Other liabilities                                                   1,750         40,669
                                                                -----------    -----------
    Total liabilities                                             2,053,172        981,233
  Minority interest - Bank Preferred Stock                           95,090        486,456
  Total stockholder's equity                                      1,732,256        843,507
                                                                -----------    -----------
    Total liabilities, minority interest and
      stockholder's equity                                      $ 3,880,518    $ 2,311,196
                                                                ===========    ===========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


         The following represents parent company only condensed statements of income for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                  1998       1997      1996
                                                                  ----       ----      ----
       Interest income                                          $    739   $    859   $  4,061
       Dividends received from the Bank                          381,258    311,200    275,707
                                                                --------   --------   --------
                                                                 381,997    312,059    279,768
       Interest expense                                          113,143     97,923     36,243
       Noninterest expense                                        17,107     13,610     10,850
                                                                --------   --------   --------
                                                                 130,250    111,533     47,093
       Income before equity in undistributed
       net income of the Bank                                    251,747    200,526    232,675
       Equity in undistributed net income of the Bank            230,178      2,482    387,220
                                                                --------   --------   --------
       Income before income taxes, minority interest and
              extraordinary loss                                 481,925    203,008    619,895
       Income tax benefit                                         33,868     11,117        858
                                                                --------   --------   --------
       Income before minority interest and extraordinary loss    515,793    214,125    620,753
       Minority interest                                          79,085     52,756     43,230
                                                                --------   --------   --------
       Income before extraordinary loss                          436,708    161,369    577,523
       Extraordinary loss                                         98,706         --         --
                                                                --------   --------   --------
              Net income                                         338,002    161,369    577,523
       Preferred stock dividends .                                   578     12,791      4,815
                                                                --------   --------   --------
              Net income available to common stockholder        $337,424   $148,578   $572,708
                                                                ========   ========   ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


      The following represents parent company only statements of cash flows for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                            1998            1997          1996
                                                                            ----            ----          ----
         Cash flows from operating activities:
             Net income                                                 $   338,002    $   161,369    $   577,523
             Adjustments to reconcile net income to net cash
                 provided by operating activities:
             Amortization of deferred issuance costs                          6,958          5,766          1,811
             Accretion of discount                                              285           --             --
             Extraordinary loss                                              98,706           --             --
             Decrease (increase) in other assets and
                 deferred charges                                            35,700          2,686         (2,842)
             (Decrease) increase in payable to affiliates                    (1,204)        (3,411)         4,482
             Increase (decrease) in accrued interest payable                 52,708         (2,481)         5,890
             (Decrease) increase in other liabilities                       (57,989)        11,160         27,023
             Equity in undistributed net income of the Bank                (230,178)        (2,482)      (387,220)
             Minority interest                                               79,085         52,756         43,230
                                                                        -----------    -----------    -----------
                 Total adjustments                                          (15,930)        63,994       (307,626)
                                                                        -----------    -----------    -----------
                 Net cash provided by operating activities                  322,073        225,363        269,897
                                                                        -----------    -----------    -----------

         Cash flows from investing activities:
         Increase (decrease) in loans receivable                               --               61        (67,212)
         Capital contributions to the Bank                                     --         (697,985)      (168,634)
                                                                        -----------    -----------    -----------
                 Net cash used in investing activities                         --         (697,924)      (235,846)
                                                                        -----------    -----------    -----------
         Cash flows from financing activities:
         Proceeds from issuance of FN Holdings 9 1/8% Senior
             Sub Notes                                                         --             --          135,100
         Proceeds from FN Escrow Merger                                        --          603,313           --
         Proceeds from GS Escrow Merger                                   1,970,285           --             --
         Bank Preferred Stock Tender Offers                                (423,509)          --             --
             Debt Tender Offers                                          (1,089,885)          --             --
         Issuance of FN Holdings Preferred Stock, net                          --             (650)       144,249
         Redemption of FN Holdings/FN Escrow Preferred Stock                   --          (17,250)          --
         Redemption of FN Holdings Preferred Stock                          (25,000)      (125,000)          --
         Redemption of class C common stock                                    --             --         (124,670)
         Dividends on class C common stock                                     --             --           (6,633)
         Dividends on common stock                                         (662,914)       (71,094)       (65,584)
         Dividends on preferred stock                                          (471)       (10,564)        (4,023)
                                                                        -----------    -----------    -----------
                 Net cash (used in) provided by financing activities       (231,494)       378,755         78,439
                                                                        -----------    -----------    -----------

         Net change in cash and cash equivalents                             90,579        (93,806)       112,490
         Cash and cash equivalents at beginning of year                      18,690        112,496              6
                                                                        -----------    -----------    -----------
         Cash and cash equivalents at end of year                       $   109,269    $    18,690    $   112,496
                                                                        ===========    ===========    ===========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


       Supplemental Disclosure of Cash Flow Information

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                    1998           1997          1996
                                                                    ----           ----          ----
       Cash paid for:                                                         (in thousands)
            Interest                                             $1,725,769     $1,402,800     $812,547
            Income taxes, net                                       (48,895)       (10,814)        (943)

       Non-cash investing and financing activities:
            Preferred stock dividends reinvested                        107          2,227          792
            Reduction of loans through redemption of and
               dividends on class C common stock                         --             --       46,769
            Dividend to Parent                                      211,242             --           --

(41)   Subsequent Event (Unaudited)

       10 5/8% Preferred Stock

       On February 5, 1999, the Board of Directors of the Bank resolved to redeem all outstanding shares of the 10 5/8% Preferred Stock on April 1, 1999 at $105.313 per share plus declared and unpaid dividends. Such shares will be purchased by the Company.