Form 10-Q
period 1999-03-31
GOLDEN STATE HOLDINGS INC
filed 1999-05-14
CIK 1071000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ende  March 31, 1999
                               --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from    N/A     to    N/A
                               ----------    ---------

Commission File Number:   333 - 64597
                        -----------------------

                           Golden State Holdings Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                                              95-4669792
--------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

   135 Main Street, San Francisco, CA               94105
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

     The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on April 30, 1999: 1,000 shares.

                               Page 1 of 34 pages
                            Exhibit index on page: 33

                           GOLDEN STATE HOLDINGS INC.
                     FIRST QUARTER 1999 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                        Page No.
PART I.       FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Unaudited Consolidated Balance Sheets
              March 31, 1999 and December 31, 1998............................3

              Unaudited Consolidated Statements of Income
              Three months ended March 31, 1999 and 1998......................4

              Unaudited Consolidated Statements of Comprehensive Income
              Three months ended March 31, 1999 and 1998......................5

              Unaudited Consolidated Statement of Stockholder's Equity
              Three months ended March 31, 1999...............................6

              Unaudited Consolidated Statements of Cash Flows
              Three months ended March 31, 1999 and 1998......................7

              Notes to Unaudited Consolidated Financial Statements............9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................13


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................32

     Item 2.  Changes in Securities..........................................32

     Item 3.  Defaults Upon Senior Securities................................32

     Item 4.  Submission of Matters to a Vote of Security Holders............32

     Item 5.  Other Information..............................................33

     Item 6.  Exhibits and Reports on Form 8-K...............................33

     Signatures..............................................................34

                                     .....
                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                           March 31,           December 31,
                                                                                             1999                 1998
                                                                                             ----                 ----
                      Assets
                      ------
Cash and amounts due from banks                                                           $    568,576         $    854,954
Interest-bearing deposits in other banks                                                        25,009               52,671
Short-term investment securities                                                                67,344               60,325
                                                                                          ------------         ------------
       Cash and cash equivalents                                                               660,929              967,950

Securities available for sale, at fair value                                                 1,199,731              770,747
Securities held to maturity                                                                    252,125              250,964
Mortgage-backed securities available for sale, at fair value                                14,060,187           12,947,992
Mortgage-backed securities held to maturity                                                  2,583,644            2,770,913
Loans held for sale, net                                                                     2,111,735            2,366,583
Loans receivable, net                                                                       30,719,920           30,280,944
Investment in Federal Home Loan Bank ("FHLB") System                                         1,096,888            1,000,147
Premises and equipment, net                                                                    313,932              310,572
Foreclosed real estate, net                                                                     70,197               80,068
Accrued interest receivable                                                                    320,308              317,455
Intangible assets (net of accumulated amortization of $130,867
       at March 31, 1999 and $113,709 at December 31, 1998)                                    906,440              923,598
Mortgage servicing rights                                                                    1,024,793              943,581
Other assets                                                                                   833,492              866,422
                                                                                          ------------         ------------
         Total assets                                                                      $56,154,321          $54,797,936
                                                                                          ============         ============
        Liabilities, Minority Interest and Stockholder's Equity
        -------------------------------------------------------
Deposits                                                                                   $23,819,931          $24,647,488
Securities sold under agreements to repurchase                                               4,650,291            4,238,395
Borrowings                                                                                  24,166,147           22,375,557
Other liabilities                                                                            1,133,537            1,210,802
                                                                                          ------------         ------------
             Total liabilities                                                              53,769,906           52,472,242
                                                                                          ------------         ------------

Commitments and contingencies                                                                       --                   --

Minority interest                                                                              593,479              593,438

Stockholder's equity:
      Common stock, $1.00 par value, 1,000 shares authorized,
         issued and outstanding                                                                      1                    1
      Additional paid-in capital                                                             1,512,995            1,512,061
      Accumulated other comprehensive (loss) income                                            (10,000)               6,151
      Retained earnings (substantially restricted)                                             287,940              214,043
                                                                                          ------------         ------------
        Total stockholder's equity                                                           1,790,936            1,732,256
                                                                                          ------------         ------------
        Total liabilities, minority interest and stockholder's equity                      $56,154,321          $54,797,936
                                                                                          ============         ============



See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)

                                                                                                   1999               1998
                                                                                                   ----               ----
Interest income:
     Loans receivable                                                                         $    567,273      $    384,720
     Mortgage-backed securities available for sale                                                 204,054            81,502
     Mortgage-backed securities held to maturity                                                    50,429            24,857
     Loans held for sale                                                                            34,648            27,336
     Securities available for sale                                                                  18,378            13,723
     Securities held to maturity                                                                     3,460               874
     Interest-bearing deposits in other banks                                                        1,039               410
     Dividends on FHLB stock                                                                        13,556             7,007
                                                                                              ------------      ------------
         Total interest income                                                                     892,837           540,429
                                                                                              ------------      ------------
Interest expense:
     Deposits                                                                                      221,996           178,175
     Securities sold under agreements to repurchase                                                 54,048            26,528
     Borrowings                                                                                    308,823           163,760
                                                                                              ------------      ------------
         Total interest expense                                                                    584,867           368,463
                                                                                              ------------      ------------
         Net interest income                                                                       307,970           171,966
Provision for loan losses                                                                            5,000            10,000
                                                                                              ------------      ------------
         Net interest income after provision for loan losses                                       302,970           161,966
                                                                                              ------------      ------------
Noninterest income:
     Loan servicing fees, net                                                                       35,968            36,962
     Customer banking fees and service charges                                                      44,746            25,346
     Gain on sale of loans, net                                                                     15,589            14,505
     Gain (loss) on sale of assets, net                                                                174              (379)
     Other income                                                                                    9,606             6,337
                                                                                              ------------      ------------
         Total noninterest income                                                                  106,083            82,771
                                                                                              ------------      ------------
Noninterest expense:
     Compensation and employee benefits                                                            102,585            62,981
     Occupancy and equipment                                                                        37,955            21,483
     Loan expense                                                                                   12,178             9,595
     Professional fees                                                                              13,953             8,710
     Marketing                                                                                       8,762             3,505
     Data processing                                                                                 5,712             2,840
     Savings Association Insurance Fund ("SAIF") deposit insurance premium                           3,856             2,573
     Foreclosed real estate operations, net                                                           (673)           (1,720)
     Merger and integration costs                                                                    6,082                --
     Amortization of intangible assets                                                              17,158            11,089
     Other                                                                                          46,003            23,696
                                                                                              ------------      ------------
         Total noninterest expense                                                                 253,571           144,752
                                                                                              ------------      ------------
Income before income taxes and minority interest                                                   155,482            99,985
Income tax expense                                                                                  72,418            15,232
                                                                                              ------------      ------------
Income before minority interest                                                                     83,064            84,753
Minority interest                                                                                    9,167            22,952
                                                                                              ------------      ------------
         Net income                                                                                 73,897            61,801
Preferred stock dividends                                                                               --               578
                                                                                              ------------      ------------
         Net income available to common stockholder                                           $     73,897       $    61,223
                                                                                              ============      ============

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)

                                                                        1999           1998
                                                                        ----           ----
Net income                                                            $73,897          $61,801
Other comprehensive loss, net of tax:
     Unrealized holding loss on securities available for sale:
         Unrealized holding loss arising during the period            (15,979)          (3,855)
         Less: reclassification adjustment for gain
               included in net income                                    (172)            (148)
                                                                       ------           ------
     Other comprehensive loss                                         (16,151)          (4,003)
                                                                       ------           ------
 Comprehensive income                                                 $57,746          $57,798
                                                                       ======           ======

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)
                                 (in thousands)

                                                                    Accumulated
                                                   Additional          Other                              Total
                                    Common           Paid-in       Comprehensive        Retained     Stockholder's
                                     Stock           Capital           Income           Earnings         Equity
                                    -------        ----------      -------------        --------     -------------
Balance at December 31, 1998          $ 1          $1,512,061        $  6,151           $214,043      $ 1,732,256

Net income                             --                  --              --             73,897           73,897
Change in net unrealized
  holding gain/(loss) on
  securities available for sale        --                  --         (16,151)                --          (16,151)
Tax benefit on exercise
  of stock options                     --                 934              --                 --              934
                                      ---          ----------        --------           --------      -----------

Balance at March 31, 1999             $ 1          $1,512,995        $(10,000)          $287,940      $ 1,790,936
                                      ===          ==========        ========           ========      ===========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                             1999                 1998
                                                                             ----                 -----
Cash flows from operating activities:
Net income                                                                 $ 73,897           $   61,801
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Amortization of intangible assets                                         17,158               11,089
   Amortization (accretion) of purchase accounting preminums and
     discounts, net                                                           5,597               (2,239)
   Accretion of discount on borrowings                                          245                   --
   Amortization of mortgage servicing rights                                 51,301               27,218
   Provision for loan losses                                                  5,000               10,000
   (Gain) loss on sale of assets, net                                          (174)                 379
   Loss on sale of branches                                                      --                   86
   Gain on sale of foreclosed real estate, net                               (2,650)              (3,812)
   Loss on sale of loans, net                                                40,738               24,473
   Depreciation and amortization of premises and equipment                    8,506                5,469
   Amortization of deferred debt issuance costs                               1,785                1,662
   FHLB stock dividends                                                     (13,556)              (7,007)
   Capitalization of originated mortgage servicing rights                   (56,328)             (38,978)
   Purchases and originations of loans held for sale                     (2,920,752)          (2,267,462)
   Net proceeds from the sale of loans held for sale                      3,134,862            1,835,401
   Decrease (increase) in other assets                                       30,540               (9,833)
   Increase in accrued interest receivable                                   (2,853)              (7,852)
   Decrease in other liabilities                                            (98,789)             (88,364)
   Minority interest                                                          9,167               22,952
                                                                          ---------           ----------
      Net cash provided by (used in) operating activities                 $ 283,694           $ (425,017)
                                                                          ---------           ----------


See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)

                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
                                                                                           1999                  1998
                                                                                           ----                  ----
Cash flows from investing activities:
     GSAC Acquisition                                                                  $        --        $    (13,577)
     Purchases of securities available for sale                                           (734,574)           (481,588)
     Proceeds from maturities of securities available for sale                             299,280             312,262
     Purchases of securities held to maturity                                               (1,641)               (407)
     Proceeds from maturities of securities held to maturity                                   564                 282
     Purchases of mortgage-backed securities available for sale                         (2,553,891)         (1,052,098)
     Principal payments on mortgage-backed securities available for sale                 1,416,723             422,098
     Proceeds from sales of mortgage-backed securities available for sale                       --               3,195
     Principal payments on mortgage-backed securities held to maturity                     187,215              87,101
     Proceeds from sale of loans                                                             6,830                 346
     Net (increase) decrease in loans receivable                                          (480,846)            521,816
     Purchases of FHLB stock, net                                                          (83,185)            (17,602)
     Purchases of premises and equipment                                                   (53,736)             (9,615)
     Proceeds from disposal of premises and equipment                                       41,746               2,501
     Proceeds from sales of foreclosed real estate                                          37,113              33,904
     Purchases of mortgage servicing rights                                                (76,185)            (77,091)
                                                                                       -----------          ----------
         Net cash flows used in investing activities                                    (1,994,587)           (268,473)
                                                                                       -----------          ----------

Cash flows from financing activities:
     Net (decrease) increase in deposits                                                  (826,517)            201,008
     Proceeds from additional borrowings                                                10,254,766           4,828,742
     Principal payments on borrowings                                                   (8,428,080)         (4,359,104)
     Net increase in securities sold under agreements to repurchase                        411,896             123,445
     Redemption of FN Holdings Preferred Stock                                                  --             (25,000)
     Dividends on preferred stock                                                               --                (471)
     Dividends paid to minority stockholders, net of taxes                                  (9,127)            (23,177)
     Tax benefit on exercise of stock options                                                  934                  --
                                                                                       -----------          ----------
         Net cash flows provided by financing activities                                 1,403,872             745,443
                                                                                       -----------          ----------

Net change in cash and cash equivalents                                                   (307,021)             51,953
Cash and cash equivalents at beginning of period                                           967,950             412,311
                                                                                       -----------          ----------
Cash and cash equivalents at end of period                                             $   660,929         $   464,264
                                                                                       ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

    The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three month period in the prior year have been reclassified to conform with the current period's presentation.

    Golden State Holdings Inc. ("GS Holdings" or the "Company") is an indirect subsidiary of Golden State Bancorp Inc. ("Golden State"). GS Holdings was a newly formed subsidiary of First Nationwide Holdings Inc. ("FN Holdings"), which was formed to acquire all of the assets of FN Holdings, including all of the voting common stock of California Federal Bank, A Federal Savings Bank, (the "Bank") as part of the Golden State Acquisition (as defined herein). GS Holdings is a holding company whose only significant asset is all of the common voting stock of the Bank and, therefore, activities for the consolidated entity are primarily carried out by the Bank and its operating subsidiaries.

    The accompanying consolidated financial statements include the accounts of GS Holdings, the Bank and the Bank's wholly owned subsidiaries. Unless the context otherwise indicates, "GS Holdings" or "Company" refers to Golden State Holdings Inc. as the surviving entity after the consummation of the Golden State Acquisition (as defined herein), and as the surviving corporation in the GS Escrow Merger for periods after the GS Escrow Merger. On September 11, 1998, Glendale Federal Bank, Federal Savings Bank ("Glendale Federal") merged with and into the Bank pursuant to the Golden State Merger (as defined herein). Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal Bank, A Federal Savings Bank, as the surviving entity after the consummation of the Golden State Merger.

    All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements of GS Holdings included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

    Minority interest represents amounts attributable to (i) the Bank Preferred Stock, (ii) the Preferred Stock ("REIT Preferred Stock") of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank, and (iii) that portion of stockholders' equity of Auto One Acceptance Corporation ("Auto One"), a subsidiary of the Bank, attributable to 20% of its common stock.

    As GS Holdings' common stock is wholly owned by GS Financial (as defined herein), earnings per share data is not presented.

(2) Acquisitions and Divestitures

    Golden State Acquisition

    On September 11, 1998, First Nationwide (Parent) Holdings Inc. ("Parent Holdings") and Hunter's Glen/Ford Ltd. ("Hunter's Glen") completed the merger with Golden State, the publicly traded parent company of Glendale Federal, in a tax-free exchange of shares (the "Golden State Merger"), accounted for under the purchase method of accounting. Pursuant to the Golden State Merger agreement,
(i) FN Holdings contributed all of its assets (including all of the voting common stock of California Federal) to GS Holdings (the "FN Holdings Asset Transfer"), (ii) Parent Holdings, which then owned 100% of the common stock of FN Holdings as a result of the extinguishment of the Hunter's Glen minority interest, merged with and into Golden State, which indirectly owned 100% of the common stock of Glendale Federal, (iii) FN Holdings merged with and into Golden State Financial Corporation ("GS Financial"), which owned all of the common stock of Glendale Federal (the "FN Holdings Merger", and

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


together with the Golden State Merger, the "Holding Company Mergers"), and (iv) Glendale Federal merged with and into California Federal (the "Glen Fed Merger"). The FN Holdings Asset Transfer, the Holding Company Mergers and the Glen Fed Merger are referred to collectively as the "Golden State Acquisition."

    At September 11, 1998, Glendale Federal had total assets of approximately $18.9 billion and deposits of $11.3 billion and operated 181 branches and 26 loan offices in California.

    The Golden State Acquisition was accounted for as a purchase of Golden State by Parent Holdings and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed in the transaction based on estimates of fair value at the date of purchase. Since the date of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statements of income.

    Merger and integration costs associated with the Golden State Merger totalled $6.1 million for the three months ended March 31, 1999, including severance for terminated California Federal employees, expenses for California Federal branch closures, conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period.

    In connection with the Glen Fed Merger, the Bank recorded liabilities resulting from (i) branch consolidations due to duplicate facilities; (ii) employee severance and termination benefits due to a planned reduction in force; and (iii) expenses incurred under a contractual obligation to terminate services provided by outside service providers (principally relating to data processing expenses). During the three months ended March 31, 1999, the Bank recorded $2.3 million in additional liabilities related to branch closures. Additionally, $3.6 million, $3.6 million, and $8.5 million, respectively, were charged against these liabilities. At March 31, 1999, the remaining liabilities totalled $28.5 million, $29.9 million and $3.3 million, respectively.

    Other Acquisitions and Divestitures

    On February 4, 1998, Auto One acquired 100% of the partnership interests in Gulf States Acceptance Company, a Delaware limited partnership ("GSAC") and its general partner, Gulf States Financial Services, Inc., a Texas corporation. GSAC was liquidated and its assets and liabilities were transferred to Auto One (the "GSAC Acquisition"). The aggregate consideration paid in connection with the GSAC Acquisition was approximately $13.6 million plus 250 shares of the common stock of Auto One, par value $1.00 per share, representing a 20% interest in Auto One. This interest is reflected in the Company's consolidated balance sheet as minority interest.

    On November 2, 1998, the Bank signed definitive agreements to acquire twelve retail branches located in Nevada (with deposits of approximately $561 million as of March 31, 1999) from Norwest Bank, Nevada, a subsidiary of Norwest Corporation, and Wells Fargo Bank, N.A. This transaction closed on April 16, 1999.

(3) Cash, Cash Equivalents, and Statement of Cash Flows

    Cash paid for interest on deposits and other interest-bearing liabilities during the three months ended March 31, 1999 and 1998 was $560.4 million and $341.2 million, respectively.

    During the three months ended March 31, 1999, noncash activity consisted of transfers of $25.5 million from loans receivable to foreclosed real estate and $.9 million of loans made to facilitate sales of real estate owned.

    During the three months ended March 31, 1998, noncash activity consisted of transfers of $33.9 million from loans receivable to foreclosed real estate, $4.4 million of loans made to facilitate sales of real estate owned and transfers of $3.2 million from loans held for sale (at lower of cost or market) to mortgage-backed securities classified as trading securities upon the securitization of certain of the Bank's single-family loans. Noncash activity also includes the retirement of FN Holdings Preferred Stock of $.8 million and the issuance of additional FN Holdings Preferred Stock through preferred stock dividends of $.1 million.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(4) Segment Reporting

    Since the Company derives a significant portion of its revenues from interest income, and interest expense is the most significant expense, the segments are reported below using net interest income. Because the Company also evaluates performance based on noninterest income and noninterest expense goals, these measures of segment profit and loss are also presented. The Company does not allocate income taxes to the segments.


      Three Months Ended
          March 31,            Community Banking           Mortgage Banking            Total
          ---------            -----------------           ----------------            -----
                                 (in thousands)
Net interest income: (1)
1999                              $    326,025             $     11,595            $     337,620
1998                                   181,157                   10,995                  192,152

Noninterest income: (2)
1999                              $     59,655             $     58,147            $     117,802
1998                                    51,414                   38,871                   90,285

Noninterest expense: (3)
1999                              $    205,353             $     49,378            $     254,731
1998                                   109,588                   36,324                  145,912

-------------
(1) Includes $29.7 million and $20.2 million for 1999 and 1998, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $61.4 million and $42.9 million for 1999 and 1998, respectively, in interest income and expense on intercompany loans.
(2) Includes $11.7 million and $7.5 million for 1999 and 1998, respectively, in intercompany servicing fees.
(3) Includes $1.2 million in both 1999 and 1998 in intercompany noninterest expense.

   The following reconciles the above table to the amounts shown on the consolidated financial statements for the three months ended March 31, (in thousands):

                                                                            1999                    1998
                                                                            ----                    ----
Net interest income:
Total net interest income for reportable segments                      $     337,620           $     192,152
Elimination of intersegment net interest income                              (29,650)                (20,186)
                                                                       -------------           -------------
  Total                                                                $     307,970           $     171,966
                                                                       =============           =============

Noninterest income:
Total noninterest income for reportable segments                       $     117,802           $      90,285
Elimination of intersegment servicing fees                                   (11,719)                 (7,514)
                                                                       -------------           -------------
  Total                                                                $     106,083           $      82,771
                                                                       =============           =============

Noninterest expense:
Total noninterest expense for reportable segments                      $     254,731           $     145,912
Elimination of intersegment expense                                           (1,160)                 (1,160)
                                                                       -------------           -------------
  Total                                                                $     253,571           $     144,752
                                                                       =============           =============

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(5) Minority Interest

    On April 1, 1999, GS Holdings repurchased all of the remaining 607,299 outstanding shares of the Bank's 105/8% Preferred Stock not already owned by it for $105.313 per share, for a total purchase price of $63.9 million. This transaction reduced minority interest by $60.7 million on the Company's balance sheet and resulted in a charge of $3.2 million to minority interest expense.

(6) Stockholder's Equity

    Cash dividends on the FN Holdings Preferred Stock totalled $.5 million during the three months ended March 31, 1998. As the FN Holdings Preferred Stock was redeemed in 1998, there were no preferred dividends during the three months ended March 31, 1999. There were no dividends on common stock during the three months ended March 31, 1999 and 1998.

(7) Newly Issued Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. SFAS No. 133 applies to all entities and amends SFAS No. 107, Disclosures About Fair Values of Financial Instruments, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. SFAS No. 133 supersedes FASB Statements No. 80, Accounting for Futures Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. Management has established a multi-disciplinary task force to assess the statement's effect on the Bank's consolidated financial statements and to coordinate its implementation.

(8) Subsequent Events

    On April 9, 1999, the United States Court of Federal Claims (the "Claims Court") ruled that the U.S. Government must compensate the Bank for breach of contract in the Glendale Goodwill Litigation in the sum of $908.9 million. It is expected that this decision will be appealed.

    On April 16, 1999, the Claims Court ruled that the U.S. Government must compensate the Bank for breach of contract in the California Federal Litigation in the sum of $23.0 million. The Company expects to appeal this decision.

    Both the Goodwill Litigation Asset related to the Glendale Goodwill Litigation and that related to the California Federal Litigation were established based on their estimated fair values, net of federal income taxes, at the time of the Golden State Merger and the Cal Fed Acquisition, respectively. These assets are carried on the books of the Company at the lower of cost or market, with market value being measured based on the current market price of the underlying litigation securities at the balance sheet date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, provision for loan losses, capital resources and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause results to differ materially are: (i) changes in levels of market interest rates, (ii) changes in the California economy or California real estate values, (iii) changes in the level of mortgage loan prepayments, (iv) changes in federal banking laws and regulations, (v) difficulties, delays, or unanticipated costs related to addressing Year 2000 issues, including those arising from the Company's customers and suppliers, (vi) actions by the Company's competitors, and (vii) the risks described in the "Risk Factors" section included in the Registration Statement on Form S-1 filed by GS Holdings with the Securities and Exchange Commission on September 29, 1998 (File No. 333-64597) and declared effective on November 12, 1998. The Company assumes no obligation to update any such forward-looking statement.

OVERVIEW

     The principal business of GS Holdings, through California Federal, consists of (i) operating retail deposit branches that provide retail consumers and small businesses with deposit products such as demand, transaction and savings accounts; investment products such as mutual funds, annuities and insurance; and
(ii) mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market and servicing loans for itself and others. To a lesser extent, the Company originates and/or purchases certain commercial real estate, commercial and consumer loans for investment. Revenues are derived primarily from interest earned on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, general and administrative expenses consisting of compensation and benefits, data processing, occupancy and equipment, communications, deposit insurance assessments, advertising and marketing, professional fees and other general and administrative expenses.

      Net Income

      GS Holdings reported net income for the three months ended March 31, 1999 of $73.9 million compared with net income of $61.8 million for the corresponding period in 1998. Net income for the three months ended March 31, 1999 includes $6.1 million in merger and integration costs (including severance, conversion and consolidation costs) incurred in connection with the Golden State Acquisition.

      Net interest income was $308.0 million for the three months ended March 31, 1999, compared to $172.0 million during the same period in 1998. The increase in 1999 over 1998 is primarily due to an increase in net interest-earning assets resulting from the Golden State Acquisition, partially offset by a reduction in the net interest margin. The decline in the net interest margin is principally due to the prepayment of higher rate interest-earning assets that were replaced with interest-earning assets having comparatively lower rates, reflecting current market conditions.

      Year 2000

      The remediation process for existing mission-critical systems was completed by March 31, 1999, as well as the testing and certification of these systems and applications. In addition, during February and March of 1999, the Company participated in industry-wide Year 2000 integration testing sponsored by the Mortgage Bankers Association. The Company has also assessed risks related to the potential failure of material third parties to be ready for the year 2000.

      At March 31, 1999, contingency plans have been completed for service providers. The contingency plan for the critical supply vendors was completed mid-February 1999. The support plan for applications maintained in-house will be completed by September 30, 1999. In addition, contingency plans are being developed by critical business areas to address customer communications and operations issues surrounding the Year 2000 event.

      It is currently expected that costs related to making the Company's computer systems, applications and facilities Year 2000 compliant will total approximately $16.5 million over the years 1997 to 2000. Of this amount, $12.1 million has been incurred since the inception of the Year 2000 project through March 31, 1999. Noninterest expense for the three months ended March 31, 1999 included approximately $2.4 million in connection with the Company's Year 2000 efforts.

     For additional information regarding the Year 2000 issue, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" in the Company's 1998 Form 10-K.

      Financial Condition

      During the three months ended March 31, 1999, consolidated total assets increased $1.4 billion, to $56.2 billion from December 31, 1998, and total liabilities increased from $52.5 billion to $53.8 billion.

      During the three months ended March 31, 1999, stockholder's equity increased $58.7 million to $1.8 billion. The increase in stockholder's equity is the net result of $73.9 million in net income for the period, and $1.0 million from the exercise of stock options, offset by a $16.2 million decrease in the net unrealized gain on securities available for sale.

      GS Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $292 million at March 31, 1999 compared with $310 million at December 31, 1998. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.52% at March 31, 1999 from 0.57% at December 31, 1998.

RESULTS OF OPERATIONS

      Three months ended March 31, 1999 versus three months ended March 31, 1998

      The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.

                                                                    Three Months Ended  March 31, 1999
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------           ----
                                                                         (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)      $ 1,444          $   23           6.35%
     Mortgage-backed securities available for sale               12,993             204           6.28
     Mortgage-backed securities held to maturity                  2,643              50           7.63
     Loans held for sale, net                                     2,139              35           6.48
     Loans receivable, net                                       30,745             567           7.38
     FHLB stock                                                   1,043              14           5.27
                                                                -------          ------
         Total interest-earning assets                           51,007             893           7.01
                                                                                 ------
Noninterest-earning assets                                        4,297
                                                                -------
         Total assets                                           $55,304
                                                                =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                   $24,080             222           3.74
     Securities sold under agreements to repurchase               4,319              54           5.01
     Borrowings                                                  22,873             309           5.48
                                                                -------          ------
         Total interest-bearing liabilities                      51,272             585           4.63
                                                                                 ------
Noninterest-bearing liabilities                                   1,678
Minority interest                                                   590
Stockholder's equity                                              1,764
                                                                -------
         Total liabilities, minority interest
                   and  stockholder's equity                    $55,304
                                                                =======
Net interest income                                                              $  308
                                                                                 ======
Interest rate spread                                                                             2.38%
                                                                                                =====
Net interest margin                                                                              2.36%
                                                                                                =====

Return on average assets                                                                         0.53%
                                                                                                =====
Return on average common equity                                                                 16.75%
                                                                                                =====
Return on average total equity                                                                  16.75%
                                                                                                =====
Average equity to average assets                                                                 3.19%
                                                                                                =====

                                                                   Three Months Ended  March 31, 1998
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------           ----
                                                                         (dollars in millions)

ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)      $   955            $  15            6.29%
     Mortgage-backed securities available for sale                5,087               81            6.41
     Mortgage-backed securities held to maturity                  1,292               25            7.69
     Loans held for sale, net                                     1,485               27            7.36
     Loans receivable, net                                       19,744              385            7.79
     FHLB stock                                                     475                7            5.99
                                                                -------            -----
                 Total interest-earning assets                   29,038              540            7.44
                                                                                   -----
Noninterest-earning assets                                        2,457
                                                                -------
                 Total assets
                                                                $31,495
                                                                =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                   $16,133              178            4.48
     Securities sold under agreements to repurchase               1,864               27            5.69
     Borrowings (3)                                              10,659              163            6.23
                                                                -------            -----
                 Total interest-bearing liabilities              28,656              368            5.21
                                                                                   -----
     Noninterest-bearing liabilities                                995
     Minority interest                                              984
     Stockholder's equity                                           860
                                                                -------
                 Total liabilities, minority interest
                   and stockholder's equity                     $31,495
                                                                =======
Net interest income                                                                $ 172
                                                                                   =====
Interest rate spread                                                                                2.23%
                                                                                                    ====
Net interest margin                                                                                 2.30%
                                                                                                    ====

Return on average assets                                                                            0.78%
                                                                                                    ====
Return on average common equity                                                                    29.13%
                                                                                                   =====
Return on average total equity                                                                     28.49%
                                                                                                   =====
Average equity to average assets                                                                    2.73%
                                                                                                    ====

------------------

(1) Non-performing assets are included in the average balances for the periods indicated.

(2) The information presented includes securities held to maturity, securities available for sale and interest-bearing deposits in other banks.

(3) Interest and average rate include the impact of interest rate swaps.

      The following table presents certain information of the Company regarding changes in interest income and interest expense during the periods indicated. The dollar amount of interest income and interest expense fluctuates depending upon changes in the respective interest rates and upon changes in the respective amounts (volume) of the Company's interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) rate (changes in average interest rate multiplied by the prior period's volume). Changes attributable to both volume and rate have been allocated proportionately.

                                                                    Three Months Ended March 31, 1999 vs. 1998
                                                                               Increase (Decrease) Due to
                                                                    --------------------------------------------
                                                                  Volume                   Rate                Net
                                                                  ------                   ----                ---
INTEREST INCOME:                                                                      (in millions)

     Securities and interest-bearing deposits in banks             $ 8                    $ --                $    8
     Mortgage-backed securities available for sale                 125                      (2)                  123
     Mortgage-backed securities held to maturity                    26                      (1)                   25
     Loans held for sale, net                                       11                      (3)                    8
     Loans receivable, net                                         201                     (19)                  182
     FHLB stock                                                      8                      (1)                    7
                                                                  ----                    ----                  ----
               Total                                               379                     (26)                  353
                                                                  ----                    ----                  ----

INTEREST EXPENSE:

     Deposits                                                       66                     (22)                   44
     Securities sold under agreements to repurchase                 30                      (3)                   27
     Borrowings                                                    163                     (17)                  146
                                                                  ----                    ----                  ----
               Total                                               259                     (42)                  217
                                                                  ----                    ----                  ----
                  Change in net interest income                   $120                    $ 16                  $136
                                                                  ====                    ====                  ====


      The volume variances in total interest income and total interest expense for the three months ended March 31, 1999 compared to the corresponding period in 1998 are largely due to increased purchases of mortgage-backed securities funded with FHLB advances, the additional volume related to the Golden State Acquisition and the assumption of debt securities from the GS Escrow Merger (the "GS Holdings Notes"), partially offset by $1.4 billion in deposits sold in the Florida Branch Sale. The positive total rate variance of $16 million is primarily attributed to the lower cost of funds on deposits, lower interest rates paid on new borrowings (including the Refinancing Transactions) and the lower costing liabilities assumed in the Golden State Acquisition, partially offset by the comparatively lower market rates on mortgage-backed securities purchased in 1999 and 1998, prepayments of higher rate interest-earning assets and repricing of variable rate loans and mortgage-backed securities.

      Interest Income. Total interest income was $892.8 million for the three months ended March 31, 1999, an increase of $352.4 million from the three months ended March 31, 1998. Total interest-earning assets for the three months ended March 31, 1999 averaged $51.0 billion, compared to $29.0 billion for the corresponding period in 1998. The yield on total interest-earning assets during the three months ended March 31, 1999 decreased to 7.01% from 7.44% for the three months ended March 31, 1998, primarily due to prepayments of higher rate loans which were replaced with lower yielding originations, lower market rates on new mortgage-backed securities purchased in 1999 and 1998 and repricing of variable rate loans and mortgage-backed securities.

      GS Holdings earned $567.3 million of interest income on loans receivable for the three months ended March 31, 1999, an increase of $182.6 million from the three months ended March 31, 1998. The average balance of loans receivable was $30.7 billion for the three months ended March 31, 1999, compared to $19.7 billion for the same period in 1998. The weighted average rate on loans receivable decreased to 7.38% for the three months ended March 31, 1999 from 7.79% for the three months ended March 31, 1998, primarily due to declining market rates. The increase in the average volume is primarily due to the addition of $14.6 billion in loans acquired in the Golden State Acquisition.

      GS Holdings earned $34.6 million of interest income on loans held for sale for the three months ended March 31, 1999, an increase of $7.3 million from the three months ended March 31, 1998. The average balance of loans held for sale was $2.1 billion for the three months ended March 31, 1999, an increase of $654 million from the comparable period in 1998, primarily due to increased originations and longer holding periods for jumbo loans during the three months ended March 31, 1999. The weighted average rate on loans held for sale decreased to 6.48% for the three months ended March 31, 1999 from 7.36% for the three months ended March 31, 1998, primarily due to declining market rates.

     Interest income on mortgage-backed securities available for sale was $204.1 million for the three months ended March 31, 1999, an increase of $122.6 million from the three months ended March 31, 1998. The average portfolio balances increased $7.9 billion, to $13.0 billion, for the three months ended March 31, 1999 compared to the same period in 1998. The weighted average yield on these assets decreased from 6.41% for the three months ended March 31, 1998 to 6.28% for the three months ended March 31, 1999. The increase in the volume and decrease in the weighted average yield is primarily due to purchases of mortgage-backed securities and additions of $2.4 billion from the Golden State Acquisition, partially offset by prepayments of higher rate mortgage-backed securities since March 31, 1998. Repricing of variable rate mortgage-backed securities also contributed to the decline in yield.

      Interest income on mortgage-backed securities held to maturity was $50.4 million for the three months ended March 31, 1999, an increase of $25.6 million from the three months ended March 31, 1998. The average portfolio balance increased $1.4 billion, to $2.6 billion, for the three months ended March 31, 1999 compared to the same period in 1998, primarily attributed to the addition of $1.9 billion of the Bank's multi-family loans securitized with FNMA with a weighted average rate of 7.39% during the third quarter of 1998. The weighted average rates for the three months ended March 31, 1999 and 1998 were 7.63% and 7.69%, respectively.

      Interest income on securities and interest-bearing deposits in other banks was $22.9 million for the three month period ended March 31, 1999, an increase of $7.9 million from the three month period ended March 31, 1998. The average portfolio balance increased from $1.0 billion for the three months ended March 31, 1998 to $1.4 billion for the three months ended March 31, 1999. The increase in the weighted average rate from 6.29% for the three months ended March 31, 1998 to 6.35% for the three months ended March 31, 1999 reflects interest earned on the investment of proceeds from the assumption of the GS Holdings Notes.

       Dividends on FHLB stock were $13.6 million for the three months ended March 31, 1999, an increase of $6.5 million from the three months ended March 31, 1998, due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances as well as the Golden State Acquisition. The average balance outstanding during the three months ended March 31, 1999 and 1998 was $1.0 billion and $.5 billion, respectively. The weighted average rate on FHLB stock decreased to 5.27% for the three months ended March 31, 1999 from 5.99% for the three months ended March 31, 1998, reflecting lower dividends declared by the FHLB.

      Interest Expense. Total interest expense was $584.9 million for the three months ended March 31, 1999, an increase of $216.4 million from the three months ended March 31, 1998. The increase is primarily the result of additional borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition, and the assumption of the GS Holdings Notes.

      Interest expense on customer deposits, including brokered deposits, was $222.0 million for the three months ended March 31, 1999, an increase of $43.8 million from the three months ended March 31, 1998. The average balance of customer deposits outstanding increased from $16.1 billion for the three months ended March 31, 1998 to $24.1 billion for the three months ended March 31, 1999. The increase in the average balance is a result of $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale, both of which occurred in the third quarter of 1998. The overall weighted average cost of deposits declined to 3.74% for the three months ended March 31, 1999 from 4.48% for the three months ended March 31, 1998, primarily due to the higher average balances of lower rate custodial transaction accounts in 1999 compared to 1998, the lower cost of funds on deposits assumed in the Golden State Acquisition, lower market interest rates and a change in the Bank's certificate of deposit pricing strategy.

      Interest expense on securities sold under agreements to repurchase totalled $54.0 million for the three months ended March 31, 1999, an increase of $27.5 million from the three months ended March 31, 1998. The average balance of such borrowings for the three months ended March 31, 1999 and 1998 was $4.3 billion and $1.9 billion, respectively; such increase is primarily attributed to the Golden State Acquisition. The weighted average interest rate on these instruments decreased to 5.01% for the three months ended March 31, 1999 from 5.69% for the three months ended March 31, 1998, primarily due to a decrease in market rates on new borrowings in 1999 compared to 1998.

      Interest expense on borrowings totalled $308.8 million for the three months ended March 31, 1999, an increase of $145.1 million from the three months ended March 31, 1998. The average balance outstanding for the three months ended March 31, 1999 and 1998 was $22.9 billion and $10.7 billion, respectively. The weighted average interest rate on these instruments decreased to 5.48% for the three months ended March 31, 1999 from 6.23% for the three months ended March 31, 1998, primarily due to lower prevailing market rates in 1999 and the net impact of the Refinancing Transactions. The higher volume includes the net impact of the Refinancing Transactions, the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition as well as the increase in FHLB advances used to fund the purchases of mortgage-backed securities and to fund the sale of deposits in the Florida Branch Sale.

      Net Interest Income. Net interest income was $308.0 million for the three months ended March 31, 1999, an increase of $136.0 million from the three months ended March 31, 1998. The interest rate spread increased to 2.38% for the three months ended March 31, 1999 from 2.23% for the three months ended March 31, 1998, primarily as a result of maturities and repayments of higher rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively lower rates. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment.

      Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sales of loans and gain on sales of assets, was $106.1 million for the three months ended March 31, 1999, an increase of $23.3 million from the three months ended March 31, 1998.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $36.0 million for the three months ended March 31, 1999, compared to $37.0 million for the three months ended March 31, 1998. Although the single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $46.7 billion at March 31, 1998 to $66.4 billion at March 31, 1999, loan servicing fees also reflected a $22.7 million increase in the amortization of residential servicing rights in the first quarter of 1999 compared to the same period in 1998, primarily due to increased prepayments. During the three months ended March 31, 1999, California Federal sold $3.2 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $1.8 billion of such sales for the corresponding period in 1998.

      Customer banking fees were $44.7 million for the three months ended March 31, 1999 compared to $25.3 million for the three months ended March 31, 1998. The increase is primarily attributed to the impact of revenues from the retail banking operations acquired in the Golden State Acquisition, partially offset by the impact of the Florida Branch Sale. In addition, management has placed increased emphasis on transaction account growth since the Golden State Acquisition, which has generated additional fee income.

      Other noninterest income was $9.6 million for the three months ended March 31, 1999 compared to $6.3 million for the three months ended March 31, 1998. The increase in 1999 is primarily attributed to the receipt of a sales and use tax refund.

      Noninterest Expense. Total noninterest expense was $253.6 million for the three months ended March 31, 1999, an increase of $108.8 million compared to the three months ended March 31, 1998. The variance between the two periods is primarily attributed to the Golden State Acquisition. Noninterest expense for the three months ended March 31, 1999 included increases of $39.6 million in compensation, $16.5 million in occupancy and equipment, $6.1 million in merger and integration costs incurred in connection with the Golden State Acquisition and an additional $22.3 million in other noninterest expense primarily as a result of the Golden State Acquisition.

      Compensation and employee benefits expense was $102.6 million for the three months ended March 31, 1999, an increase of $39.6 million from the three months ended March 31, 1998. The increase is primarily attributed to an additional 2,841 employees at March 31, 1999 compared to March 31, 1998, primarily due to the Golden State Acquisition.

      Occupancy and equipment was $38.0 million and $21.5 million for the three months ended March 31, 1999 and 1998, respectively. This increase reflects the effects of the Golden State Acquisition as well as $4.8 million of adjustments to previously established accruals for vacant facilities that are not expected to be recurring.

      Loan expense was $12.2 million for the three months ended March 31, 1999, an increase of $2.6 million from the three months ended March 31, 1998. The increase is primarily attributed to the addition of loans and loan servicing acquired in the Golden State Acquisition.

     Merger and integration costs were $6.1 million for the three months ended March 31, 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition.

      Other noninterest expense was $46.0 million in 1999 compared to $23.7 million in 1998, primarily attributed to increased operations as a result of the Golden State Acquisition. In addition, results for the three months ended March 31, 1999 include $6.2 million in operating expenses related to back office support; such charges are not expected to be recurring.

      Provision for Income Tax. During the three months ended March 31, 1999 and 1998, GS Holdings recorded income tax expense of $72.4 million and $15.2 million, respectively. GS Holdings' effective Federal tax rate was 39% and 2% during the three months ended March 31, 1999 and 1998, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization for both periods, and was partially offset by the reduction in the deferred tax asset valuation allowance for the period ended March 31, 1998. GS Holdings' effective state tax rate was 8% and 13% during the three months ended March 31, 1999 and 1998, respectively.

     Minority Interest. Dividends on the Bank Preferred Stock and the REIT Preferred Stock totalling $.9 million and $11.4 million, respectively, were recorded during the three months ended March 31, 1999. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.8 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $380.7 million in Bank Preferred Stock purchased by GS Holdings in connection with the Refinancing Transactions in the third and fourth quarters of 1998. Minority interest for the three months ended March 31, 1999 also includes a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

      Minority interest for the three months ended March 31, 1998 includes dividends on the Bank Preferred Stock and the REIT Preferred Stock of $13.2 million and $11.4 million, respectively. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $1.5 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest also includes a $.2 million benefit representing that portion of Auto One s loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

PROVISION FOR LOAN LOSSES

      The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb losses inherent in the loan portfolio. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company recorded provisions for loan losses of $5.0 million and $10.0 million during the three months ended March 31, 1999 and 1998, respectively.

     The decrease in the provision for loan losses during the three months ended March 31, 1999 compared to the same period in 1998 is the result of management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions.

     Activity in the allowance for loan losses during the three months ended March 31, 1999 and 1998 is as follows (in thousands):

                                               1999                1998
                                               ----                ----

Balance - January 1                          $588,533             $418,674
   Provision for loan losses                    5,000               10,000
   Charge-offs                                (10,304)             (11,399)
   Recoveries                                     655                1,855
   Reclassification                              (670)                  --
                                             --------             --------
Balance - March 31                           $583,214             $419,130
                                             ========             ========


      Although management believes that the allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require further provisions in the future.


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

     GS Holdings, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At March 31, 1999, approximately 75% of the Company's loan portfolio consisted of ARMs.

      ARMs have, from time to time, been offered with low initial interest rates as marketing inducements. In addition, most ARMs are subject to periodic interest rate adjustment caps or floors. In a period of rising interest rates, ARMs could reach a periodic adjustment cap while still at a rate below their contractual margin over existing market rates. Since repricing liabilities are typically not subject to such interest rate adjustment constraints, the Company's net interest margin would most likely be negatively impacted in this situation. Certain ARMs now offered by the Company have a fixed monthly payment for a given period, with any changes as a result of market interest rates reflected in the unpaid principal balance through negative amortization.

      One of the most important sources of a financial institution's net income is net interest income, which is the difference between the combined yield earned on interest-earning assets and the combined rate paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities.

     A traditional measure of interest rate risk within the savings industry is the interest rate sensitivity gap, which is the sum of all interest-earning assets minus the sum of all interest-bearing liabilities to be repriced within the same period. A gap is considered positive when the amount of interest rate sensitive assets exceed interest rate sensitive liabilities, while the opposite results in a negative gap. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, and a positive gap would tend to result in an increase in net interest income, while the opposite would tend to occur in a period of falling rates.

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at March 31, 1999 is as follows:

                                                                         Maturity/Rate Sensitivity
                                                        ----------------------------------------------------------
                                                          Within       1-5        Over 5    Noninterest     Total
                                                          1 Year      Years       Years       Bearing
                                                          ------      -----       -----       -------        -----
                                                                          (dollars in millions)
INTEREST-EARNING ASSETS:

Securities held to maturity, interest-bearing
     deposits in other banks and short-term
     investment securities(1)(2)                        $   93       $     --        $  252        $   --    $   345
Securities available for sale (3)                        1,200             --            --            --      1,200
Mortgage-backed securities
     available for sale (3)                             14,060             --            --            --     14,060
Mortgage-backed securities
     held to maturity (1)(4)                             2,524             26            28            --      2,578
Loans held for sale, net (3)(5)                          2,097             --            --            --      2,097
Loans receivable, net (1)(6)                            18,949          7,760         4,394            --     31,103
Investment in FHLB                                       1,097             --            --            --      1,097
                                                        ------       --------        ------        ------    -------
     Total interest-earning assets                      40,020          7,786         4,674            --     52,480
Noninterest-earning assets                                --               --            --         3,674      3,674
                                                        ------       --------        ------        ------    -------
                                                       $40,020       $  7,786        $4,674        $3,674    $56,154
                                                       =======       ========        ======        ======    =======
INTEREST-BEARING LIABILITIES:

Deposits (7)                                           $22,028       $  1,786        $    6        $   --    $23,820
Securities sold under agreements to
     repurchase (1)                                      4,650             --            --            --      4,650
FHLB advances (1)                                       10,130         11,908            --            --     22,038
Other borrowings (1)                                        22          1,207           899            --      2,128
                                                        ------       --------        ------        ------    -------
     Total interest-bearing liabilities                 36,830         14,901           905            --     52,636
Noninterest-bearing liabilities                             --             --            --         1,134      1,134
Minority interest                                           --             --            --           593        593
Stockholder's equity                                        --             --            --         1,791      1,791
                                                        ------       --------        ------        ------    -------
                                                       $36,830        $14,901        $  905        $3,518    $56,154
                                                       =======        =======        ======        ======    =======

Gap                                                    $ 3,190        $(7,115)       $3,769                  $  (156)
                                                       =======        =======        ======                  =======

Cumulative gap                                         $ 3,190        $(3,925)       $ (156)                 $  (156)
                                                       =======        =======        ======                  =======

Gap as a percentage of total assets                       5.68%        (12.67)%        6.71%                   (0.28)%
                                                       =======        =======        ======                  =======

Cumulative gap as a percentage of total assets            5.68%         (6.99)%       (0.28)%                  (0.28)%
                                                       =======        =======        ======                  =======


------------------

(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal; if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of March 31, 1999. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.
(2) Consists of $252 million of securities held to maturity, $25 million of interest-bearing deposits in other banks and $67 million of short-term investment securities.
(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.
(4) Excludes underlying non-performing loans of $5 million.
(5) Excludes non-performing loans of $14 million.
(6) Excludes allowance for loan losses of $583 million and non-performing loans of $200 million.
(7) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     At March 31, 1999, interest-bearing liabilities of GS Holdings exceeded interest-earning assets by $156 million. At December 31, 1998, interest-bearing liabilities of GS Holdings exceeded interest-earning assets by approximately $400 million.

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

LIQUIDITY

      The major source of funding for GS Holdings on an unconsolidated basis is distributions and tax sharing payments from the Bank, which the Company uses to meet debt service requirements, pay any expenses it may incur, and make distributions to Golden State, subject to certain restrictions. Net income generated by the Bank is used to meet its cash flow needs, including paying dividends on its preferred stock and may be distributed, subject to certain restrictions, to GS Holdings. For more information on dividend restrictions for the Bank and GS Holdings, refer to "Business - Dividend Policy of the Bank," "Business - Regulation of the Bank" and note 27 of the "Notes to Consolidated Financial Statements" in the Company's 1998 Form 10-K.

     The Company anticipates that on a consolidated basis, cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $660.9 million at March 31, 1999, the Company has substantial additional borrowing capacity with the FHLB and other sources.

      Interest on the GS Holdings Notes approximates $138.9 million per year. Although GS Holdings expects that distributions and tax sharing payments from the Bank will be sufficient to pay interest when due and the principal amount of its long-term debt at maturity, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to GS Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of GS Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock and the Bank Preferred Stock, or under applicable federal thrift laws.

     On a consolidated basis, a major source of the Company's funding is expected to be the Bank's retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans and mortgage-backed securities, while additional funds can be obtained from a variety of other sources including customer and brokered deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will continue to be important sources of funding, and management expects there to be adequate collateral for such funding requirements.

     The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending March 31, 2000 aggregate $10.6 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at March 31, 1999, Golden State had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $14.8 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

     As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the three months ended March 31, 1999 were $10.3 billion in proceeds from additional borrowings, $3.1 billion in proceeds from sales of loans held for sale, $1.6 billion from principal payments on mortgage backed securities available for sale and held to maturity, a $411.9 million net increase in securities sold under agreements to repurchase, and $299.8 million from maturities of securities available for sale and held to maturity. The primary uses of funds were $8.4 billion in principal payments on borrowings, $3.3 billion in purchases of securities and mortgage-backed securities available for sale, $2.9 billion in purchases and originations of loans held for sale, $827 million from a net decrease in deposits, and a net increase in loans receivable of $480.8 million.

      The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. government securities and other specified securities to deposits and borrowings due within one year. The OTS established a minimum liquidity requirement for the Bank of 4.00%. California Federal has been in compliance with the liquidity regulations during the three months ended March 31, 1999 and the year ended December 31, 1998.

PROBLEM AND POTENTIAL PROBLEM ASSETS

     The Company considers a loan to be impaired when, based upon current information and events, it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Any insignificant delay or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans that exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty. In addition, loans collectively reviewed for impairment by the Company include all business banking loans, single-family loans and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the work-out process.

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

     Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless the Company believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

     At March 31, 1999, the carrying value of loans that were considered to be impaired totalled $140.9 million (of which $28.3 million were on non-performing status). The average recorded investment in impaired loans during the three months ended March 31, 1999 was approximately $141.3 million. For the three months ended March 31, 1999, GS Holdings recognized interest income on those impaired loans of $2.7 million, which included $.2 million of interest income recognized using the cash basis method of income recognition. The following table presents the carrying amounts of the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased auto loans are reflected as non-performing, impaired or restructured using each individual loan's contractual unpaid principal balance.

                                                                           March 31, 1999
                                                      ----------------------------------------------------
                                                      Non-performing          Impaired        Restructured
                                                      --------------          --------        ------------
                                                                             (in millions)
 Real Estate:
     1-4 unit residential                                 $184                  $ --               $  3
     5+ unit residential                                    15                    52                  9
     Commercial and other                                   12                    87                 19
     Land                                                   --                     1                 --
     Construction                                            1                     1                 --
                                                          ----                  ----               ----
         Total real estate                                 212                   141                 31

 Non-real estate                                             7                    --                 --
                                                          ----                  ----               ----
         Total loans                                       219                  $141 (a)            $31
                                                                                ====               ====
 Foreclosed real estate, net                                70
 Repossessed assets                                          3
                                                          ----
         Total non-performing assets                      $292
                                                          ====

                                                                          December 31, 1998
                                                      ----------------------------------------------------
                                                      Non-performing          Impaired        Restructured
                                                      --------------          --------        ------------
                                                                             (in millions)

Real Estate:
     1-4 unit residential                                    $190              $ --               $ 4
     5+ unit residential                                       16                55                 9
     Commercial and other                                      10                78                19
     Land                                                      --                 1                --
     Construction                                               1                 1                --
                                                             ----              ----               ---
         Total real estate                                    217               135                32
Non-real estate                                                 9                --                --
                                                             ----              ----               ---
         Total loans                                          226(b)           $135(a)            $32
                                                                               ====               ===
Foreclosed real estate, net                                    80
Repossessed assets                                              4
                                                             ----
         Total non-performing assets                         $310
                                                             ====

------------------
(a) Includes $28.3 million and $32.5 million of non-performing loans at March 31, 1999 and December 31, 1998, respectively. Also includes $20.3 million and $16.4 million of loans classified as troubled debt restructurings at March 31, 1999 and December 31, 1998, respectively.
(b) Includes loans securitized with recourse on non-performing status of $6.0 million and loans held for sale on non-performing status of $17.0 million.

     There were no accruing loans contractually past due 90 days or more at March 31, 1999 or December 31, 1998.

      The Company's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $292 million at March 31, 1999, from $310 million at December 31, 1998. Non-performing assets as a percentage of the Bank's total assets decreased to 0.52% at March 31, 1999, from 0.57% at December 31, 1998.

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

     The following table presents non-performing real estate assets by geographic region of the country as of March 31, 1999:

                                                                                 Total
                                     Non-performing        Foreclosed       Non-performing
                                       Real Estate        Real Estate,        Real Estate      Geographic
                                       Loans, Net            Net (2)            Assets        Concentration
                                       ----------            -------            ------        -------------
                                                               (dollars in millions)
     Region:
         California                        $ 26                $ 5               $ 31             11%
         Northeast (1)                      132                 45                177             63
         Other regions                       54                 20                 74             26
                                           ----                ---               ----            ---
              Total                        $212                $70               $282            100%
                                           ====                ===               ====            ===

----------------------

(1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York Pennsylvania, Rhode Island and Delaware.

(2) Net of purchase accounting adjustments.

      At March 31, 1999, the Company's largest non-performing asset was approximately $5.8 million, and it had four non-performing assets over $2 million in size with balances averaging approximately $3.6 million. At March 31, 1999, the Company had 1,725 non-performing assets below $2 million in size, including 1,594 non-performing 1-4 unit residential assets.

      Although the general loan loss allowance has been allocated by type of loan for internal valuation purposes, all such allowance is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. A summary of the activity in the total allowance for loan losses by loan type is as follows for the three months ended March 31, 1999:

                                                              5+ Unit
                                                            Residential
                                         1-4 Unit         and Commercial            Consumer
                                        Residential         Real Estate             and Other           Total
                                        -----------         -----------             ---------           -----
                                                           (in millions)

Balance - December 31, 1998                  $250               $277                   $62              $589
     Provision for loan losses                 --                  4                     1                 5
     Charge-offs                               (5)                (2)                   (4)              (11)
     Recoveries                                --                 --                     1                 1
     Reclassification                          --                 --                    (1)               (1)
                                             ----               ----                   ---              ----
Balance - March 31, 1999                     $245               $279                   $59              $583
                                             ====               ====                   ===              ====

     The ratio of allowance for loan losses to non-performing loans at March 31, 1999 and December 31, 1998 was 266.2% and 260.2%, respectively.

MORTGAGE BANKING OPERATIONS

     The Company, through the Bank's wholly owned mortgage bank subsidiary, First Nationwide Mortgage Corporation ("FNMC"), has significantly expanded its mortgage banking operations. During the three months ended March 31, 1999 and 1998, FNMC acquired mortgage-servicing assets of $2.5 billion and $3.6 billion, respectively, as a result of bulk servicing acquisitions. With the consummation of the bulk servicing acquisitions, the acquisition of additional 1-4 unit residential loan servicing portfolios in the Golden State Acquisition and the originated servicing, the 1-4 unit residential loans serviced for others (including loans subserviced for others and excluding loans serviced for the Bank) totalled $66.4 billion at March 31, 1999, an increase of $1.0 billion and $19.7 billion from December 31, 1998 and March 31, 1998, respectively. During the three months ended March 31, 1999, the Bank, through FNMC, originated $4.7 billion and sold (generally with servicing retained) $3.2 billion of

1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the three months ended March 31, 1999 totalled $78.9 million, an increase of $19.6 million from the three months ended March 31, 1998. Gross loan servicing fees for the three months ended March 31, 1999 were reduced by $49.5 million of amortization of servicing rights to arrive at net loan servicing fees of $29.4 million for FNMC.

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

   The Company owned several derivative instruments at March 31, 1999 which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included Constant Maturity Swap interest rate floor contracts, swaptions, principal only swaps, and prepayment-linked swaps. The interest rate floor contracts had notional amounts of $2.1 billion, strike rates between 5.2% and 5.6%, mature in the year 2003 and had an estimated fair value of $12.8 million at March 31, 1999. Premiums paid to counterparties in exchange for cash payments when the 10 year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR asset on the balance sheet. The swaption contracts had notional amounts of $2.3 billion, strike rates between 5.3% and 5.9%, expire between August and November 2001 and had an estimated fair value of $44.8 million at March 31, 1999. Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR asset on the balance sheet. Principal only swap agreements had notional amounts of $112.7 million and an estimated fair value of $5.2 million at March 31, 1999. The prepayment-linked swaps had original notional amounts of $1.1 billion and an estimated fair value of $0.6 million at March 31, 1999.

     The following is a summary of activity in MSRs and the MSR Hedge for the three months ended March 31, 1999 (in millions):

                                                                                                                Total MSR
                                                              MSRs                    MSR Hedge                  Balance
                                                              ----                    ----------                 -------
Balance at December 31, 1998                                $  922                      $ 22                     $  944
     Additions - bulk purchases                                 46                        --                         46
     Originated servicing                                       56                        --                         56
     Additions - other purchases                                33                        --                         33
     Payments received from counterparties, net                 --                        (3)                        (3)
     Amortization                                              (44)                       (7)                       (51)
                                                            ------                      ----                     ------
Balance at March 31, 1999                                   $1,013                      $ 12                     $1,025
                                                            ======                      ====                     ======



     Capitalized MSRs are amortized in proportion to, and over the period of, estimated net servicing income. SFAS No. 125 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At March 31, 1999 and December 31, 1998, no allowance for impairment of the MSRs was necessary.


CAPITAL RESOURCES

     OTS capital regulations require savings associations to satisfy three minimum capital requirements: tangible capital, core (leverage) capital and risk-based capital. In general, an association's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. An association's ratio of core capital to adjusted total assets (the "core capital" or "leverage capital" ratio) must be at least 4%. Core capital generally is the sum of tangible capital plus certain qualifying intangibles. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which equals assets plus the credit risk equivalent of certain off-balance sheet items, each multiplied by the appropriate risk weight). Supplementary capital, which may not exceed 100% of core capital for purposes of the risk-based requirement, includes, among other things, certain permanent capital instruments such as qualifying cumulative perpetual preferred stock, as well as some forms of term capital instruments, such as qualifying subordinated debt. The capital requirements are viewed as minimum standards by the OTS, and most associations are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their particular circumstances. These capital requirements are applicable to the Bank but not to GS Holdings. The Bank is not subject to any such individual minimum regulatory capital requirement.

      At March 31, 1999, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.29%, 5.29% and 11.87%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of March 31, 1999:

                                                                     Tangible           Core              Risk-based
                                                                      Capital         Capital              Capital
                                                                      -------         -------              -------
                                                                                (dollars in millions)

 Stockholders' equity of the Bank                                     $3,735           $3,735               $3,735
 Minority interest - REIT Preferred Stock                                500              500                  500
 Unrealized holding gain on securities available for sale,  net           12               12                   12
 Non-qualifying MSRs                                                    (103)            (103)                (103)
 Non-allowable capital:
         Intangible assets                                              (906)            (906)                (906)
         Goodwill Litigation Assets                                     (160)            (160)                (160)
         Investment in non-includable subsidiaries                       (58)             (58)                 (58)
         Excess deferred tax asset                                      (131)            (131)                (131)
 Supplemental capital:
         Qualifying subordinated debentures                               --               --                   93
         General loan loss allowance                                      --               --                  349
 Assets required to be deducted:
         Land loans with more than 80% LTV ratio                          --               --                  (18)
         Equity in subsidiaries                                           --               --                  (12)
         Low-level recourse deduction                                     --               --                  (12)
                                                                      ------           ------               ------
 Regulatory capital of the Bank                                        2,889            2,889                3,289
 Minimum regulatory capital requirement                                  820            2,185                2,217
                                                                      ------           ------               ------
 Excess above minimum capital requirement                             $2,069           $  704               $1,072
                                                                      ======           ======               ======

 Regulatory capital of the Bank                                         5.29%            5.29%               11.87%
 Minimum regulatory capital requirement                                 1.50             4.00                 8.00
                                                                      ------            -----                -----
 Excess above minimum capital requirement                               3.79%            1.29%                3.87%
                                                                      ======            =====                =====

      The amount of adjusted total assets used for the tangible and leverage capital ratios is $54.6 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $27.7 billion.

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

     To be considered "well capitalized," a savings association must generally have a leverage capital ratio of at least 5.00%, a Tier 1 (core capital) risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An association is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At March 31, 1999, California Federal's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                                          Risk-based
                                               Leverage           --------------------------
                                                Capital           Tier 1       Total Capital
                                                -------           ------       -------------
     Regulatory capital of the Bank              5.29%            10.38%           11.87%
     "Well capitalized" ratio                    5.00              6.00            10.00
                                                 ----              ----            -----
     Excess above "well capitalized" ratio       0.29%             4.38%            1.87%
                                                 ====              ====            =====

     OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At March 31, 1999, $131 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from the Bank's regulatory capital at March 31, 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in reported market risks faced by GS Holdings since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Goodwill Litigation Against the Government

    On April 9, 1999, the Claims Court issued its decision in a claim against the United States Government (the "Government") in the lawsuit, Glendale Federal Bank, Federal Savings Bank v. United States, No.90-772-C ("the Glendale Goodwill Litigation"), ruling that the Government must compensate the Bank in the sum of
908.9 million.

    On April 16, 1999, the Claims Court issued its decision in a claim by the Bank against the Government in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "California Federal Litigation"), ruling that the Government must compensate the Bank in the sum of $23.0 million.

    In each of the Glendale Goodwill Litigation and the California Federal Litigation, the Bank alleges, among other things, that the United States breeched certain contractual commitments regarding the computation of its regulatory capital for which the Bank seeks damages and restitution. The Bank's claim arose from changes mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") with respect to the rules for computing regulatory capital.

    It is anticipated that both of these decisions will be appealed.

    Other Litigation

    In addition to the matters described above, GS Holdings and its subsidiaries are involved in other legal proceedings on claims incidental to the normal conduct of their business. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on the financial condition or results of operations of GS Holdings or the Bank.

ITEM 2.  CHANGES IN SECURITIES.

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

            3.1 Certificate of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998).

            3.2 By-laws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

            27.1  Financial Data Schedule.

     (b)    Reports on Form 8-K:

            None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     Golden State Holdings Inc.




                                     /s/  Richard H. Terzian
                                     ------------------------------------------
                                     By:  Richard H. Terzian
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer)


                                     /s/  Renee Nichols Tucei
                                     ------------------------------------------
                                     By:  Renee Nichols Tucei
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)



May 13, 1999