Form 10-Q
period 1999-06-30
GOLDEN STATE HOLDINGS INC
filed 1999-08-12
CIK 1071000

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended            June 30, 1999
                               ------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from     N/A     to     N/A
                               -----------    ----------


Commission File Number:   333 - 64597
                       ---------------------------------------------------------


                           Golden State Holdings Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         95-4669792
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incoration or organization)


  135 Main Street, San Francisco, CA                                     94105
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  415-904-1100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
--------------------------------------------------------------------------------
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

     The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on July 31, 1999: 1,000 shares.





                               Page 1 of 43 pages
                            Exhibit index on page: 42

                           GOLDEN STATE HOLDINGS INC.
                     SECOND QUARTER 1999 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                   --------
       PART I.    FINANCIAL INFORMATION
                  ---------------------

         Item 1.  Consolidated Financial Statements

                  Unaudited Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998....................................................3

                  Unaudited Consolidated Statements of Income
                  Six months ended June 30, 1999 and 1998................................................4

                  Unaudited Consolidated Statements of Income
                  Three months ended June 30, 1999 and 1998..............................................5

                  Unaudited Consolidated Statements of Comprehensive Income
                  Six months ended June 30, 1999 and 1998................................................6

                  Unaudited Consolidated Statements of Comprehensive Income
                  Three months ended June 30, 1999 and 1998..............................................7

                  Unaudited Consolidated Statement of Stockholder's Equity
                  Six months ended June 30, 1999.........................................................8

                  Unaudited Consolidated Statements of Cash Flows
                  Six months ended June 30, 1999 and 1998................................................9

                  Notes to Unaudited Consolidated Financial Statements..................................11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........................................16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................40


       PART II.   OTHER INFORMATION
                  -----------------

         Item 1.  Legal Proceedings.....................................................................41

         Item 2.  Changes in Securities.................................................................41

         Item 3.  Defaults Upon Senior Securities.......................................................41

         Item 4.  Submission of Matters to a Vote of Security Holders...................................41

         Item 5.  Other Information.....................................................................41

         Item 6.  Exhibits and Reports on Form 8-K......................................................42

         Signatures.....................................................................................43

                                    GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                        JUNE 30, 1999 AND DECEMBER 31, 1998
                                                    (Unaudited)
                                   (dollars in thousands, except per share data)

                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                                    ----                  ----
                                  Assets
                                  ------
     Cash and amounts due from banks                                              $   548,395       $   854,954
     Interest-bearing deposits in other banks                                              23            52,671
     Short-term investment securities                                                  73,951            60,325
                                                                                  -----------       -----------
            Cash and cash equivalents                                                 622,369           967,950

     Securities available for sale, at fair value                                   1,163,754           770,747
     Securities held to maturity                                                      253,026           250,964
     Mortgage-backed securities available for sale, at fair value                  13,912,271        12,947,992
     Mortgage-backed securities held to maturity                                    2,402,271         2,770,913
     Loans held for sale, net                                                       2,143,127         2,366,583
     Loans receivable, net                                                         31,580,570        30,280,944
     Investment in Federal Home Loan Bank ("FHLB") System                           1,125,055         1,000,147
     Premises and equipment, net                                                      309,241           310,572
     Foreclosed real estate, net                                                       68,406            80,068
     Accrued interest receivable                                                      324,558           317,455
     Intangible assets (net of accumulated amortization of $148,877
            at June 30, 1999 and $113,709 at December 31, 1998)                       939,197           923,598
     Mortgage servicing rights                                                      1,151,581           943,581
     Other assets                                                                     772,674           866,422
                                                                                  -----------       -----------
              Total assets                                                        $56,768,100       $54,797,936
                                                                                  ===========       ===========

              Liabilities, Minority Interest and Stockholder's Equity
              -------------------------------------------------------
     Deposits                                                                     $24,020,790       $24,647,488
     Securities sold under agreements to repurchase                                 5,347,435         4,238,395
     Borrowings                                                                    24,229,617        22,375,557
     Other liabilities                                                                960,333         1,210,802
                                                                                  -----------       -----------
                  Total liabilities                                                54,558,175        52,472,242
                                                                                  -----------       -----------

     Commitments and contingencies                                                         --                --

     Minority interest                                                                532,749           593,438

     Stockholder's equity:
           Common stock, $1.00 par value, 1,000 shares authorized,
              issued and outstanding                                                        1                 1
           Additional paid-in capital                                               1,513,829         1,512,061
           Accumulated other comprehensive (loss) income                             (155,378)            6,151
           Retained earnings (substantially restricted)                               318,724           214,043
                                                                                  -----------       -----------
              Total stockholder's equity                                            1,677,176         1,732,256
                                                                                  -----------       -----------
              Total liabilities, minority interest and stockholder's equity       $56,768,100       $54,797,936
                                                                                  ===========       ===========

      See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)


                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                              1999                1998
                                                                              ----                ----
Interest income:
     Loans receivable                                                      $1,134,778          $  761,340
     Mortgage-backed securities available for sale                            423,616             178,529
     Mortgage-backed securities held to maturity                               95,900              47,433
     Loans held for sale                                                       67,692              58,230
     Securities available for sale                                             38,067              28,286
     Securities held to maturity                                                6,303               1,572
     Interest-bearing deposits in other banks                                   2,300               1,571
     Dividends on FHLB stock                                                   28,184              14,562
                                                                           ----------          ----------
         Total interest income                                              1,796,840           1,091,523
                                                                           ----------          ----------

Interest expense:
     Deposits                                                                 444,058             355,202
     Securities sold under agreements to repurchase                           107,610              57,049
     Borrowings                                                               640,160             340,345
                                                                           ----------          ----------
         Total interest expense                                             1,191,828             752,596
                                                                           ----------          ----------
         Net interest income                                                  605,012             338,927
     Provision for loan losses                                                 10,000              20,000
                                                                           ----------          ----------
         Net interest income after provision for loan losses                  595,012             318,927
                                                                           ----------          ----------

Noninterest income:
      Loan servicing fees, net                                                 70,290              71,363
      Customer banking fees and service charges                                91,367              51,197
      Gain on sale of loans, net                                               20,453              36,124
      Gain (loss) on sale of assets, net                                       15,109                (181)
      Other income                                                             16,819              11,669
                                                                           ----------          ----------
          Total noninterest income                                            214,038             170,172
                                                                           ----------          ----------

Noninterest expense:
     Compensation and employee benefits                                       201,785             127,574
     Occupancy and equipment                                                   68,044              41,329
     Loan expense                                                              22,140              23,500
     Professional fees                                                         27,164              19,569
     Marketing                                                                 17,194               9,867
     Data processing                                                           11,982               6,397
     Savings Association Insurance Fund ("SAIF") deposit insurance              7,433               5,054
     Foreclosed real estate operations, net                                    (2,068)             (5,138)
     Merger and integration costs                                               7,747                 863
     Amortization of intangible assets                                         35,168              23,229
     Other expense                                                             78,159              49,452
                                                                           ----------          ----------
         Total noninterest expense                                            474,748             301,696
                                                                           ----------          ----------

Income before income taxes and minority interest                              334,302             187,403
Income tax expense (benefit)                                                  154.714            (221,134)
                                                                           ----------          ----------
         Income before minority interest                                      179,588             408,537
Minority interest                                                              19,907              45,614
                                                                           ----------          ----------
        Net income                                                            159,681             362,923
Preferred stock dividends                                                          --                 578
                                                                           ----------          ----------
     Net income available to common stockholder                            $  159,681          $  362,345
                                                                           ==========          ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)


                                                                         Three Months Ended June 30,
                                                                         ---------------------------
                                                                          1999                1998
                                                                          ----                ----
Interest income:
     Loans receivable                                                    $567,505          $ 376,620
     Mortgage-backed securities available for sale                        219,562             97,027
     Mortgage-backed securities held to maturity                           45,471             22,576
     Loans held for sale                                                   33,044             30,894
     Securities available for sale                                         19,689             14,563
     Securities held to maturity                                            2,843                698
     Interest-bearing deposits in other banks                               1,261              1,161
     Dividends on FHLB stock                                               14,628              7,555
                                                                         --------          ---------
         Total interest income                                            904,003            551,094
                                                                         --------          ---------

Interest expense:
     Deposits                                                             222,062            177,027
     Securities sold under agreements to repurchase                        53,562             30,521
     Borrowings                                                           331,337            176,585
                                                                         --------          ---------
         Total interest expense                                           606,961            384,133
                                                                         --------          ---------
         Net interest income                                              297,042            166,961
     Provision for loan losses                                              5,000             10,000
                                                                         --------          ---------
          Net interest income after provision for loan losses             292,042            156,961
                                                                         --------          ---------

Noninterest income:
     Loan servicing fees, net                                              34,322             34,401
     Customer banking fees and service charges                             46,621             25,851
     Gain on sale of loans, net                                             4,864             21,619
     Gain on sale of assets, net                                           14,935                198
     Other income                                                           7,213              5,332
                                                                         --------          ---------
         Total noninterest income                                         107,955             87,401
                                                                         --------          ---------

Noninterest expense:
     Compensation and employee benefits                                    99,200             64,593
     Occupancy and equipment                                               30,089             19,846
     Loan expense                                                           9,962             13,905
     Professional fees                                                     13,211             10,859
     Marketing                                                              8,432              6,362
     Data processing                                                        6,270              3,557
     Savings Association Insurance Fund ("SAIF") deposit insurance premium  3,577              2,481
     Foreclosed real estate operations, net                                (1,395)            (3,418)
     Merger and integration costs                                           1,665                863
     Amortization of intangible assets                                     18,010             12,140
     Other expense                                                         32,156             25,756
                                                                         --------          ---------
         Total noninterest expense                                        221,177            156,944
                                                                         --------          ---------

Income before income taxes and minority interest                          178,820             87,418
Income tax expense (benefit)                                               82,296           (236,366)
                                                                         --------          ---------
         Income before minority interest                                   96,524            323,784
Minority interest                                                          10,740             22,662
                                                                         --------          ---------
        Net income                                                         85,784            301,122
Preferred stock dividends                                                      --                 --
                                                                         --------          ---------
     Net income available to common stockholder                          $ 85,784          $ 301,122
                                                                         ========          =========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)

                                                                                         Six Months Ended June 30,
                                                                                        ---------------------------
                                                                                           1999             1998
                                                                                           ----             ----

      Net income                                                                        $ 159,681         $ 362,923

      Other comprehensive loss, net of tax:
             Unrealized holding loss on securities available for sale:
             Unrealized holding loss arising during the period                           (161,335)           (6,496)
             Less: reclassification adjustment for gain included
                       in net income                                                         (194)             (565)
                                                                                        ---------         ---------
             Other comprehensive loss                                                    (161,529)           (7,061)
                                                                                        ---------         ---------

      Comprehensive (loss) income                                                       $  (1,848)        $ 355,862
                                                                                        =========         =========



     See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)

                                                                                       Three Months Ended June 30,
                                                                                       ---------------------------
                                                                                          1999              1998
                                                                                          ----              ----
      Net income                                                                       $  85,784          $ 301,122

      Other comprehensive loss, net of tax:
             Unrealized holding loss on securities available for sale:
             Unrealized holding loss arising during the period                          (145,356)            (2,641)
             Less: reclassification adjustment for gain included
                       in net income                                                         (22)              (417)
                                                                                       ---------          ---------
             Other comprehensive loss                                                   (145,378)            (3,058)
                                                                                       ---------          ---------

      Comprehensive (loss) income                                                      $ (59,594)         $ 298,064
                                                                                       =========          =========



     See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)
                                 (in thousands)


                                                                             Accumulated         Retained
                                                                Additional      Other            Earnings         Total
                                                  Common         Paid-in     Comprehensive    (Substantially  Stockholder's
                                                   Stock         Capital        Income          Restricted)       Equity
                                                   -----         -------        ------          -----------       ------
     Balance at December 31, 1998                   $ 1         $1,512,061      $   6,151         $214,043    $ 1,732,256

     Net income                                      --                 --             --          159,681        159,681
     Change in net unrealized holding
         gain/(loss) on securities available
         for sale                                    --                 --       (161,529)              --       (161,529)
     Dividends to parent                                                                           (55,000)       (55,000)
     Tax benefit on exercise of stock                --              1,768             --               --          1,768
                                                    ---         ----------      ---------         --------    -----------

     Balance at June 30, 1999                       $ 1         $1,513,829      $(155,378)        $318,724    $ 1,677,176
                                                    ===         ===========     =========         ========    ===========



     See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)


                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                         1999           1999
                                                                                         ----           ----

       Cash flows from operating activities:
       Net income                                                                     $   159,681     $   362,923
       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
          Amortization of intangible assets                                                35,168          23,229
          Amortization (accretion) of purchase accounting premiums
            and discounts, net                                                              8,427          (3,675)
          Accretion of discount on borrowings                                                 501              --
          Amortization of mortgage servicing rights                                       104,981          57,074
          Provision for loan losses                                                        10,000          20,000
          (Gain) loss on sale of assets, net                                              (15,109)            181
          Loss on sale of branches                                                             --              86
          Gain on sale of foreclosed real estate, net                                      (5,906)         (8,403)
          Loss on sale of loans, net                                                       89,030          65,491
          Capitalization of originated mortgage servicing rights                         (109,483)       (101,615)
          Depreciation and amortization of premises and equipment                          17,590          11,225
          Amortization of deferred debt issuance costs                                      3,619           3,342
          FHLB stock dividends                                                            (28,184)        (14,562)
          Purchases and originations of loans held for sale                            (5,570,641)     (4,847,904)
          Net proceeds from the sale of loans held for sale                             5,704,949       4,537,939
          Decrease (increase) in other assets                                              98,939        (335,037)
          Increase in accrued interest receivable                                          (7,103)        (18,649)
          (Decrease) increase in other liabilities                                       (131,165)         31,378
          Minority interest                                                                19,907          45,614
                                                                                      -----------     -----------
             Net cash provided by (used in) operating activities                      $   385,201     $  (171,363)
                                                                                      -----------     ------------

       See accompanying notes to unaudited consolidated financial statements.

                                                                                                       (Continued)

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)




                                                                                        Six Months Ended June 30,
                                                                                        -------------------------
                                                                                          1999              1999
                                                                                          ----              ----

Cash flows from investing activities:
     Nevada Purchase                                                                  $    458,943     $          --
     GSAC Acquisition                                                                           --           (13,577)
     Purchases of securities available for sale                                           (791,189)         (513,957)
     Proceeds from maturities of securities available for sale                             355,033           549,442
     Purchases of securities held to maturity                                               (3,066)             (615)
     Proceeds from maturities of securities held to maturity                                 1,173               357
     Purchases of mortgage-backed securities available for sale                         (3,469,570)       (4,080,424)
     Principal payments on mortgage-backed securities available for sale                 2,295,935         1,102,442
     Proceeds from sales of mortgage-backed securities available for sale                  193,732             4,686
     Principal payments on mortgage-backed securities held to maturity                     368,537           194,445
     Proceeds from sale of loans                                                            10,450               346
     Net (increase) decrease in loans receivable                                        (1,586,872)          728,254
     Purchases of FHLB stock, net                                                          (98,517)          (71,936)
     Purchases of premises and equipment                                                   (62,710)          (37,221)
     Proceeds from disposal of premises and equipment                                       46,218             5,840
     Proceeds from sales of foreclosed real estate                                          79,116            76,424
     Purchases of mortgage servicing rights                                               (245,711)          (63,628)
     Proceeds from sales of mortgage servicing rights                                       57,367                --
                                                                                      ------------     -------------
         Net cash flows used in investing activities                                    (2,391,131)       (2,119,122)
                                                                                      ------------     -------------

Cash flows from financing activities:
     Net decrease in deposits                                                           (1,169,207)         (157,876)
     Proceeds from additional borrowings                                                17,477,254        11,829,493
     Principal payments on borrowings                                                  (15,614,925)      (10,321,926)
     Net increase in securities sold under agreements to repurchase                      1,109,040         1,019,260
     Bank Preferred Stock Tender Offers                                                    (63,957)               --
     Debt Tender Offers                                                                       (253)               --
     Redemption of FN Holdings Preferred Stock                                                  --           (25,000)
     Dividends on common stock                                                             (55,000)          (35,547)
     Dividends on preferred stock                                                               --              (471)
     Dividends paid to minority stockholders, net of taxes                                 (24,371)          (46,353)
     Tax benefit on exercise of stock options                                                1,768                --
                                                                                      ------------     -------------
         Net cash flows provided by financing activities                                 1,660,349         2,261,580
                                                                                      ------------     -------------

Net change in cash and cash equivalents                                                   (345,581)          (28,905)
Cash and cash equivalents at beginning of period                                           967,950           412,311
                                                                                      ------------     -------------
Cash and cash equivalents at end of period                                            $    622,369     $     383,406
                                                                                      ============     =============



See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and six month periods in the prior year have been reclassified to conform with the current period's presentation.

     Golden State Holdings Inc. ("GS Holdings" or the "Company") is a subsidiary of Golden State Bancorp Inc. ("Golden State"). GS Holdings was a newly formed subsidiary of First Nationwide Holdings Inc. ("FN Holdings"), which was formed to acquire all of the assets of FN Holdings, including all of the voting common stock of California Federal Bank, A Federal Savings Bank (the "Bank"), as part of the Golden State Acquisition (as defined herein). GS Holdings is a holding company whose only significant asset is all of the common voting stock of the Bank and, therefore, activities for the consolidated entity are primarily carried out by the Bank and its operating subsidiaries.

     The accompanying unaudited consolidated financial statements include the accounts of GS Holdings, the Bank and the Bank's wholly owned subsidiaries. Unless the context otherwise indicates, "GS Holdings" or "Company" refers to Golden State Holdings Inc. as the surviving entity after the consummation of the Golden State Acquisition (as defined herein), and as the surviving corporation in the GS Escrow Merger for periods after the GS Escrow Merger. On September 11, 1998, Glendale Federal Bank, Federal Savings Bank ("Glendale Federal") merged with and into the Bank pursuant to the Glen Fed Merger (as defined herein). Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal Bank, A Federal Savings Bank, as the surviving entity after the consummation of the Glen Fed Merger.

     Minority interest represents amounts attributable to (i) the Bank Preferred Stock that has not been acquired by GS Holdings, (ii) the Preferred Stock ("REIT Preferred Stock") of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank, and (iii) that portion of stockholders' equity of Auto One Acceptance Corporation ("Auto One"), a subsidiary of the Bank, attributable to 20% of its common stock.

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

     As GS Holdings' common stock is wholly owned by Golden State, earnings per share data are not presented.

(2)  Acquisitions and Divestitures
     -----------------------------

     Golden State Acquisition

     On September 11, 1998, First Nationwide (Parent) Holdings Inc. ("Parent Holdings") and Hunter's Glen/Ford Ltd. ("Hunter's Glen") completed the merger with Golden State, the publicly traded parent company of Glendale Federal, in a tax-free exchange of shares (the "Golden State Merger"), accounted for under the purchase method of accounting. Pursuant to the Golden State Merger agreement,
(i) FN Holdings contributed all of its assets (including all of the voting common stock of California Federal) to GS Holdings (the "FN Holdings Asset Transfer"), (ii) Parent Holdings, which then owned all of the common stock of FN Holdings as a result of the extinguishment of the Hunter's Glen minority interest, merged with and into Golden State, which indirectly owned 100% of the common stock of Glendale Federal, (iii) FN Holdings merged with and into Golden State Financial Corporation, which owned all of the common stock of Glendale Federal (the "FN Holdings Merger", and together with the Golden State Merger, the "Holding Company Mergers"), and (iv) Glendale Federal merged with and into California Federal (the "Glen Fed Merger"). The FN Holdings Asset Transfer, the Holding Company Mergers and the Glen Fed Merger are referred to collectively as the "Golden State Acquisition."

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     Merger and integration costs associated with the Golden State Acquisition totalled $1.7 million and $7.7 million for the three and six months ended June 30, 1999, respectively, including severance for terminated California Federal employees, expenses for California Federal branch closures, conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period.

     In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (i) branch consolidations due to duplicate facilities; (ii) employee severance and termination benefits due to a planned reduction in force; and (iii) expenses incurred under a contractual obligation to terminate services provided by outside service providers (principally relating to data processing expenses). During the six and three months ended June 30, 1999, the Company recorded $4.9 million and $2.6 million, respectively, in additional liabilities related to branch closures. During the six months ended June 30, 1999, $7.5 million, $3.6 million and $9.3 million, respectively, were charged against these liabilities. During the three months ended June 30, 1999, $3.9 million and $.8 million were charged against the liabilities for branch consolidations and contract terminations, respectively. No amount was charged against the liability for severance and termination benefits during the three months ended June 30, 1999. At June 30, 1999, the remaining liabilities totalled $27.3 million, $29.9 million and $2.5 million, respectively.

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

     On April 16, 1999, the Bank acquired twelve retail branches located in Nevada with deposits of approximately $543 million from Norwest Bank, Nevada, a subsidiary of Norwest Corporation, and Wells Fargo Bank, N.A. (the "Nevada Purchase"). Intangible assets of $50.7 million were recorded in connection with this acquisition, principally representing the deposit premium paid in the transaction.

     During April 1999, First Nationwide Mortgage Corporation ("FNMC") sold servicing rights for approximately 49,000 loans with an unpaid principal balance of approximately $2.0 billion, recognizing a pre-tax gain of $16.3 million (the "Servicing Sale").

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3)  Redemption of FN Holdings Notes
     -------------------------------

     On May 15, 1999, GS Holdings redeemed the remaining $225 thousand aggregate principal amount of the FN Holdings 12 1/4% Senior Notes for an aggregate redemption price, including accrued interest payable, of $252.6 thousand. The premium paid in connection with such redemption was not material.

(4)  Cash, Cash Equivalents, and Statements of Cash Flows
     ----------------------------------------------------

     Cash paid for interest on deposits and other interest-bearing liabilities during the six months ended June 30, 1999 and 1998 was $1.1 billion and $746.9 million, respectively.

     During the six months ended June 30, 1999, noncash activity consisted of transfers of $227.1 million from loans receivable to mortgage-backed securities upon the securitization of certain of the Bank's single-family loans, transfers of $63.1 million from loans receivable to foreclosed real estate and $1.7 million of loans made to facilitate sales of real estate owned.

     During the six months ended June 30, 1998, noncash activity consisted of transfers of $62.4 million from loans receivable to foreclosed real estate, $5.5 million of loans made to facilitate sales of real estate owned and transfers of $3.2 million from loans held for sale (at lower of cost or market) to mortgage-backed securities upon the securitization of certain of the Bank's single-family loans. Noncash activity also includes the retirement of FN Holdings Preferred Stock of $.8 million and the issuance of additional FN Holdings Preferred Stock through preferred stock dividends of $.1 million.

(5)  Segment Reporting
     -----------------

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

                                           Six Months Ended June 30,                   Three Months Ended June 30,
                                    --------------------------------------   ---------------------------------------
                                    Community     Mortgage                    Community     Mortgage
                                     Banking       Banking        Total        Banking       Banking         Total
                                     -------       -------        -----        -------       -------         -----
                                                                   (in thousands)
Net interest income: (1)
1999                              $  638,381     $   23,853    $  662,234    $  312,357    $   12,257    $  324,614
1998                                 361,904         22,680       384,584       180,747        11,685       192,432

Noninterest income: (2)
1999                              $  121,201      $ 117,977    $  239,178   $    61,546    $   59,830    $  121,376
1998                                  80,956        103,952       184,908        42,085        52,538        94,623

Noninterest expense: (3)
1999                              $  385,620     $   91,448    $  477,068    $  180,267    $   42,070    $  222,337
1998                                 225,595         78,421       304,016       116,007        42,097       158,104

                                    Page 13

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------
(1) Includes $57.2 million and $45.7 million for the six months ended June 30, 1999 and 1998, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $124.0 million and $94.2 million for the six months ended June 30, 1999 and 1998, respectively, in interest income and expense on intercompany loans. Includes $27.6 million and $25.5 million for the three months ended June 30, 1999 and 1998, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $62.6 million and $51.2 million for the three months ended June 30, 1999 and 1998, respectively, in interest income and expense on intercompany loans.
(2) Includes $25.1 million and $14.7 million for the six months ended June 30, 1999 and 1998, respectively, in intercompany servicing fees. Includes $13.4 million and $7.2 million for the three months ended June 30, 1999 and 1998, respectively, in intercompany servicing fees.
(3) Includes $2.3 million for each of the six month periods ended June 30, 1999 and 1998, in intercompany noninterest expense. Includes $1.2 million for each of the three month periods ended June 30, 1999 and 1998, in intercompany noninterest expense.

      The following reconciles the above table to the amounts shown on the consolidated financial statements for the six and three months ended June 30, 1999 and 1998, (in thousands):


                                                         Six Months Ended June 30,      Three Months Ended June 30,
                                                        ---------------------------    ----------------------------
                                                           1999            1998             1999            1998
                                                           ----            ----             ----            ----
Net interest income:
Total net interest income for reportable segments     $   662,234     $   384,584      $   324,614     $   192,432
Elimination of intersegment net interest income           (57,222)        (45,657)         (27,572)        (25,471)
                                                      -----------     -----------      -----------     -----------
Total                                                 $   605,012     $   338,927      $   297,042     $   166,961
                                                      ===========     ===========      ===========     ===========

Noninterest income:
Total noninterest income for reportable segments      $   239,178     $   184,908      $   121,376     $    94,623
Elimination of intersegment servicing fees                (25,140)        (14,736)         (13,421)         (7,222)
                                                      -----------     -----------      -----------     -----------
Total                                                 $   214,038     $   170,172      $   107,955     $    87,401
                                                      ===========     ===========      ===========     ===========

Noninterest expense:
Total noninterest expense for reportable segments     $   477,068     $   304,016      $   222,337     $   158,104
Elimination of intersegment expense                        (2,320)         (2,320)          (1,160)         (1,160)
                                                      -----------     -----------      -----------     -----------
Total                                                 $   474,748     $   301,696      $   221,177     $   156,944
                                                      ===========     ===========      ===========     ===========

(6)   Minority Interest
      -----------------

     On April 1, 1999, GS Holdings redeemed all of the remaining 607,299 outstanding shares of the Bank's 10 5/8% Preferred Stock not already owned by it for $105.313 per share, for a total redemption price of $63.9 million. This transaction reduced minority interest by $60.7 million on the Company's balance sheet and resulted in a charge of $3.2 million to minority interest expense.

(7)   Stockholder's Equity
      --------------------

     Cash dividends on the FN Holdings Preferred Stock totalled $.5 million during the six months ended June 30, 1998. As the FN Holdings Preferred Stock was redeemed in 1998, there were no preferred dividends during the six months ended June 30, 1999. Dividends on common stock totalled $55.0 million and $35.5 million during the six months ended June 30, 1999 and 1998, respectively.

(8)   Executive and Stock Compensation
      --------------------------------

     In connection with the Golden State Acquisition, the Bank is administering a stock option plan that provided for the granting of options of Golden State Common Stock to employees and directors. Upon the consummation of the

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


merger on September 11, 1998, substantially all options outstanding became exercisable. All these stock option plans have expired as to the granting of additional options. During the three and six months ended June 30, 1999, a total of 134,484 and 357,017 options, respectively, were exercised and 86,500 and 172,500 options, respectively, expired. At June 30, 1999, options to exercise an equivalent of 1,464,270 shares remained outstanding under the plans.

     On May 17, 1999, the Golden State Bancorp Inc. Omnibus Stock Plan (the "Stock Plan") was approved, providing for the granting of stock options, stock appreciation rights and restricted stock to employees of Golden State and its subsidiaries, non-employee directors and to consultants who provide significant services to Golden State. The total number of shares available for grant through March 15, 2009 under the Stock Plan is 7,000,000 shares, which may be issued from treasury or from authorized but unissued shares. During the second quarter of 1999, non-qualified stock options equivalent to 1,293,000 shares of common stock were issued at a price of $23.50 per share under the Stock Plan to employees. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the three and six months ended June 30, 1999, in accordance with the intrinsic value accounting methodology prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of Golden State's common stock at the measurement date over the exercise price of the award.

     On May 17, 1999, the Golden State Bancorp Inc. Executive Compensation Plan
(ECP) was approved, providing for performance-based incentive awards to senior executives of the Company. Awards may be paid in cash; however up to 50% may be payable in restricted stock granted under the Stock Plan discussed above.

(9)  Newly Issued Accounting Pronouncements
     --------------------------------------

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

     SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. Management has established a multi-disciplinary task force to assess the statement's effect on the Company's consolidated financial statements and to coordinate its implementation.

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

     Net Income

     GS Holdings reported net income for the six months ended June 30, 1999 of $159.7 million compared with net income of $362.9 million for the corresponding period in 1998. Net income for the six months ended June 30, 1999 includes a $16.3 million pre-tax gain from the Servicing Sale and $3.2 million in minority interest expense related to the redemption of the remaining $60.7 million of the Bank's 10 5/8% Preferred Stock. Net income on a core basis, excluding these two items, totalled $153.5 million for the six months ended June 30, 1999. Net income for the six months ended June 30, 1999 also includes $7.7 million in pre-tax merger and integration costs (including severance, conversion and consolidation costs) incurred in connection with the Golden State Acquisition. Net income for the six months ended June 30, 1998 includes a $250 million reduction in the valuation allowance established against the Company's deferred tax asset.

     GS Holdings reported net income for the three months ended June 30, 1999 of $85.8 million compared with net income of $301.1 million for the corresponding period in 1998. Net income for the three months ended June 30, 1999 includes a $16.3 million pre-tax gain from the Servicing Sale and $3.2 million in minority interest expense related to the redemption of the remaining $60.7 million of the Bank's 10 5/8% Preferred Stock. Net income on a core basis, excluding these two items, totalled $79.6 million for the three months ended June 30, 1999. Net income for the three months ended June 30, 1999 also includes $1.7 million in pre-tax merger and integration costs (including severance, conversion and consolidation costs) incurred in connection with the Golden State Acquisition. Net income for the three months ended June 30, 1998 includes a $250 million reduction in the valuation allowance established against the Company's deferred tax asset.
                                    Page 16

     Financial Condition

     During the six months ended June 30, 1999, consolidated total assets increased $2.0 billion, to $56.8 billion from December 31, 1998, and total liabilities increased from $52.5 billion to $54.6 billion.

     During the six months ended June 30, 1999, stockholder's equity decreased $55.1 million to $1.7 billion. The decrease in stockholder's equity is the net result of a $161.5 million net unrealized loss on securities available for sale and $55.0 million in dividends to parent, partially offset by $159.7 million in net income for the period and $1.8 million from the exercise of stock options. The unrealized loss on securities available for sale is primarily a result of a decline in the value of the Company's mortgage-backed securities available for sale due to an increase in Treasury yields and higher spreads on private label collateralized mortgage obligations. This unrealized loss represents a decline in the total mortgage-backed securities available for sale portfolio of less than 2%.

     GS Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $260 million at June 30, 1999 compared with $310 million at December 31, 1998. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.46% at June 30, 1999 from 0.57% at December 31, 1998.

     Year 2000

     The Year 2000 remediation process for existing mission-critical systems was completed in the first quarter of 1999, as well as the testing and certification of these systems and applications. In addition, during February and March of 1999, the Company participated in industry-wide Year 2000 integration testing sponsored by the Mortgage Bankers Association. The Company has also assessed risks related to the potential failure of material third parties to be ready for the year 2000.

     The contingency plan for the critical supply vendors was completed mid-February 1999 and contingency plans were completed for all other material service providers by June 30, 1999. The support plan for applications maintained in-house will be completed by September 30, 1999. In addition, contingency plans for critical business areas to address liquidity, customer communications, operations issues and potential failures surrounding the Year 2000 event were completed by June 30, 1999.

     It is currently expected that costs related to making the Company's computer systems, applications and facilities Year 2000 compliant will total approximately $17.6 million over the years 1997 to 2000. Of this amount, $15.0 million has been incurred since the inception of the Year 2000 project through June 30, 1999. Noninterest expense for the three and six months ended June 30, 1999 included approximately $2.3 million and $4.7 million, respectively, in connection with the Company's Year 2000 efforts.

     For additional information regarding the Year 2000 issue, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" in the Company's 1998 Form 10-K.

RESULTS OF OPERATIONS

     Six months ended June 30, 1999 versus six months ended June 30, 1998

     The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.

                                                                      Six Months Ended June 30, 1999
                                                                 -----------------------------------------
                                                                 Average                           Average
                                                                 Balance          Interest           Rate
                                                                 -------          --------           ----
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,545          $   47          6.05%
     Mortgage-backed securities available for sale                  13,476             423          6.29
     Mortgage-backed securities held to maturity                     2,555              96          7.51
     Loans held for sale, net                                        2,069              68          6.54
     Loans receivable, net                                          30,967           1,135          7.33
     FHLB stock                                                      1,082              28          5.25
                                                                   -------          ------
         Total interest-earning assets                              51,694           1,797          6.95
                                                                                    ------
Noninterest-earning assets                                           4,026
                                                                   -------
         Total assets                                              $55,720
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                      $24,126             444         3.71
     Securities sold under agreements to repurchase (3)              4,311             108         4.97
     Borrowings (3)                                                 23,560             640         5.48
                                                                   -------          ------
         Total interest-bearing liabilities                         51,997           1,192         4.62
                                                                                    ------
Noninterest-bearing liabilities                                      1,413
Minority interest                                                      566
Stockholder's equity                                                 1,744
                                                                   -------
         Total liabilities, minority interest
                   and  stockholder's equity                       $55,720
                                                                   =======
Net interest income                                                                 $  605
                                                                                    ======
Interest rate spread                                                                               2.33%
                                                                                                  =====
Net interest margin                                                                                2.30%
                                                                                                  =====

Return on average assets                                                                           0.57%
                                                                                                  =====
Return on average common equity                                                                   18.31%
                                                                                                  =====
Return on average total equity                                                                    18.31%
                                                                                                  =====
Average equity to average assets                                                                   3.13%
                                                                                                  =====

                                                                      Six Months Ended June 30, 1998
                                                              ---------------------------------------------
                                                               Average                              Average
                                                               Balance           Interest             Rate
                                                               -------           --------             ----
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in
       banks (2)                                               $ 1,016            $   32             6.18%
     Mortgage-backed securities available for sale               5,716               178             6.25
     Mortgage-backed securities held to maturity                 1,236                47             7.67
     Loans held for sale, net                                    1,641                58             7.10
     Loans receivable, net                                      19,462               762             7.82
     FHLB stock                                                    494                15             5.95
                                                               -------            ------
         Total interest-earning assets                          29,565             1,092             7.38
                                                                                  ------
Noninterest-earning assets                                       2,714
                                                               -------
         Total assets                                          $32,279
                                                               =======

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S
  EQUITY

Interest-bearing liabilities:
     Deposits                                                  $16,206               355             4.42
     Securities sold under agreements to repurchase              2,028                57             5.59
     Borrowings                                                 11,039               341             6.22
                                                               -------            ------
         Total interest-bearing liabilities                     29,273               753             5.18
                                                                                  ------
Noninterest-bearing liabilities                                  1,068
Minority interest                                                  985
Stockholder's equity                                               953
                                                               -------
         Total liabilities, minority interest
            and stockholder's equity                           $32,279
                                                               =======
Net interest income                                                               $  339
                                                                                  ======
Interest rate spread                                                                                 2.20%
                                                                                                    =====
Net interest margin                                                                                  2.25%
                                                                                                    =====

Return on average assets                                                                             2.25%
                                                                                                    =====
Return on average common equity                                                                     76.84%
                                                                                                    =====
Return on average total equity                                                                      76.20%
                                                                                                    =====
Average equity to average assets                                                                     2.95%
                                                                                                    =====

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

                                                                    Six Months Ended June 30, 1999 vs. 1998
                                                                          Increase (Decrease) Due to
                                                                 --------------------------------------------
                                                                  Volume              Rate                Net
                                                                  ------              ----                ---
                                                                                 (in millions)
INTEREST INCOME:
     Securities and interest-bearing deposits in banks            $ 16               $ (1)               $ 15
     Mortgage-backed securities available for sale                 244                  1                 245
     Mortgage-backed securities held to maturity                    50                 (1)                 49
     Loans held for sale, net                                       15                 (5)                 10
     Loans receivable, net                                         418                (45)                373
     FHLB stock                                                     15                 (2)                 13
                                                                  ----               ----                ----
               Total                                               758                (53)                705
                                                                  ----               ----                ----
INTEREST EXPENSE:
     Deposits                                                      132                (43)                 89
     Securities sold under agreements to repurchase                 56                 (5)                 51
     Borrowings                                                    333                (34)                299
                                                                  ----               ----                ----
               Total                                               521                (82)                439
                                                                  ----               ----                ----
                  Change in net interest income                   $237               $ 29                $266
                                                                  ====               ====                ====

     The volume variances in total interest income and total interest expense for the six months ended June 30, 1999 compared to the corresponding period in 1998 are largely due to increased purchases of mortgage-backed securities funded with FHLB advances, the additional volume related to the Golden State Acquisition and the assumption of debt securities from the GS Escrow Merger (the "GS Holdings Notes"), partially offset by $1.4 billion in deposits sold in the Florida Branch Sale and borrowings repurchased as part of the Refinancing Transactions. The positive total rate variance of $29 million is primarily attributed to the lower cost of funds on deposits, the lower interest rates paid on new borrowings (including the Refinancing Transactions) and the lower costing liabilities assumed in the Golden State Acquisition, partially offset by prepayments of higher rate interest-earning assets and repricing of variable rate loans.

     Interest Income. Total interest income was $1.8 billion for the six months ended June 30, 1999, an increase of $705 million from the six months ended June 30, 1998. Total interest-earning assets for the six months ended June 30, 1999 averaged $51.7 billion, compared to $29.6 billion for the corresponding period in 1998, primarily as a result of the Golden State Acquisition. The yield on total interest-earning assets during the six months ended June 30, 1999 decreased to 6.95% from 7.38% for the six months ended June 30, 1998, primarily due to prepayments of higher rate loans which were replaced with lower yielding originations and the repricing of variable rate loans.

     GS Holdings earned $1.1 billion of interest income on loans receivable for the six months ended June 30, 1999, an increase of $373 million from the six months ended June 30, 1998. The average balance of loans receivable was $31.0 billion for the six months ended June 30, 1999, compared to $19.5 billion for the same period in 1998. The weighted average rate on loans receivable decreased to 7.33% for the six months ended June 30, 1999 from 7.82% for the six months ended June 30, 1998, primarily due to declining market rates. The increase in the average volume is primarily due to the addition of $14.6 billion in loans acquired in the Golden State Acquisition.

     GS Holdings earned $68 million of interest income on loans held for sale for the six months ended June 30, 1999, an increase of $10 million from the six months ended June 30, 1998. The average balance of loans held for sale was $2.1 billion for the six months ended June 30, 1999, an increase of $428 million from the comparable period in 1998, primarily due to increased originations and longer holding periods for jumbo loans during the six months ended June 30, 1999. The weighted average rate on loans held for sale decreased to 6.54% for the six months ended June 30, 1999 from 7.10% for the six months ended June 30, 1998, primarily due to declining market rates.

     Interest income on mortgage-backed securities available for sale was $423 million for the six months ended June 30, 1999, an increase of $245 million from the six months ended June 30, 1998. The average portfolio balances increased $7.8 billion, to $13.5 billion, for the six months ended June 30, 1999 compared to the same period in 1998. The weighted average yield on these assets increased from 6.25% for the six months ended June 30, 1998 to 6.29% for the six months ended June 30, 1999. The increase in the volume and the weighted average yield is primarily due to purchases of mortgage-backed securities and additions of $2.4 billion from the Golden State Acquisition with higher market yields.

     Interest income on mortgage-backed securities held to maturity was $96 million for the six months ended June 30, 1999, an increase of $49 million from the six months ended June 30, 1998. The average portfolio balance increased $1.3 billion, to $2.6 billion, for the six months ended June 30, 1999 compared to the same period in 1998, primarily attributed to the addition of $1.9 billion of the Bank's multi-family loans securitized with FNMA with a weighted average rate of 7.39% during the third quarter of 1998. The weighted average rates for the six months ended June 30, 1999 and 1998 were 7.51% and 7.67%, respectively.

     Interest income on securities and interest-bearing deposits in other banks was $47 million for the six months ended June 30, 1999, an increase of $15 million from the six months ended June 30, 1998. The average portfolio balance increased from $1.0 billion for the six months ended June 30, 1998 to $1.5 billion for the six months ended June 30, 1999. The decrease in the weighted average rate from 6.18% for the six months ended June 30, 1998 to 6.05% for the six months ended June 30, 1999 reflects the decline in market interest rates.

       Dividends on FHLB stock were $28 million for the six months ended June 30, 1999, an increase of $13 million from the six months ended June 30, 1998, due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances as well as the Golden State Acquisition. The average balance outstanding during the six months ended June 30, 1999 and 1998 was $1.1 billion and $.5 billion, respectively. The weighted average rate on FHLB stock decreased to 5.25% for the six months ended June 30, 1999 from 5.95% for the six months ended June 30, 1998, reflecting lower dividends declared by the FHLB.

     Interest Expense. Total interest expense was $1.2 billion for the six months ended June 30, 1999, an increase of $439 million from the six months ended June 30, 1998. The increase is primarily the result of additional borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition, deposits assumed in the Nevada Purchase and the net impact of the Refinancing Transactions, including the assumption of the GS Holdings Notes.

     Interest expense on customer deposits, including brokered deposits, was $444 million for the six months ended June 30, 1999, an increase of $89 million from the six months ended June 30, 1998. The average balance of customer deposits outstanding increased from $16.2 billion for the six months ended June 30, 1998 to $24.1 billion for the six months ended June 30, 1999. The increase in the average balance is primarily a result of $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale, both of which occurred in the third quarter of 1998. In addition, $543 million in deposits at an average cost of 3.71% were assumed in the Nevada Purchase, which was consummated in April 1999. The overall weighted average cost of deposits declined to 3.71% for the six months ended June 30, 1999 from 4.42% for the six months ended June 30, 1998, primarily due to the higher average balances of lower rate custodial transaction accounts in 1999 compared to 1998, the lower cost of funds on deposits assumed in the Golden State Acquisition and the Nevada Purchase, lower market interest rates and a change in the Bank's certificate of deposit pricing strategy.

     Interest expense on securities sold under agreements to repurchase totalled $108 million for the six months ended June 30, 1999, an increase of $51 million from the six months ended June 30, 1998. The average balance of such borrowings for the six months ended June 30, 1999 and 1998 was $4.3 billion and $2.0 billion, respectively;

such increase is primarily attributed to the Golden State Acquisition. The weighted average interest rate on these instruments decreased to 4.97% for the six months ended June 30, 1999 from 5.59% for the six months ended June 30, 1998, primarily due to a decrease in market rates on new borrowings in 1999 compared to 1998.

     Interest expense on borrowings totalled $640 million for the six months ended June 30, 1999, an increase of $299 million from the six months ended June 30, 1998. The average balance outstanding for the six months ended June 30, 1999 and 1998 was $23.6 billion and $11.0 billion, respectively. The weighted average interest rate on these instruments decreased to 5.48% for the six months ended June 30, 1999 from 6.22% for the six months ended June 30, 1998, primarily due to lower prevailing market rates in 1999 and the net impact of the Refinancing Transactions. The higher volume includes the net impact of the Refinancing Transactions and the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition, as well as the increase in FHLB advances used to fund the purchases of mortgage-backed securities and to fund the sale of deposits in the Florida Branch Sale.

     Net Interest Income. Net interest income was $605 million for the six months ended June 30, 1999, an increase of $266 million from the six months ended June 30, 1998, primarily due to an increase in net interest-earning assets resulting from the Golden State Acquisition and an increase in the net interest margin. The interest rate spread increased to 2.33% for the six months ended June 30, 1999 from 2.20% for the six months ended June 30, 1998, primarily as a result of maturities and repayments of higher rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively lower rates. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sales of loans and gain on sales of assets, was $214.0 million for the six months ended June 30, 1999, an increase of $43.9 million from the six months ended June 30, 1998.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $70.3 million for the six months ended June 30, 1999, compared to $71.4 million for the six months ended June 30, 1998. Although the single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $46.8 billion at June 30, 1998 to $69.2 billion at June 30, 1999, incremental loan servicing fees were offset by amortization related to higher average MSR (as defined herein) basis in the six months ended June 30, 1999. Servicing rights purchased in bulk transactions in prior years with lower average MSR basis are being replaced with current production which more closely approximates market rates which, when combined with recent higher prepayment speeds, results in a decline in the average yield on the portfolio.

     Customer banking fees were $91.4 million for the six months ended June 30, 1999 compared to $51.2 million for the six months ended June 30, 1998. The increase is primarily attributed to the impact of revenues from the retail banking operations acquired in the Golden State Acquisition and deposits assumed in the Nevada Purchase, partially offset by the impact of the Florida Branch Sale. In addition, management has placed increased emphasis on transaction account growth since the Golden State Acquisition, which has generated additional fee income.

     During the six months ended June 30, 1999, California Federal sold $5.8 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $4.5 billion of such sales for the corresponding period in 1998. Gain on sale of loans totalled $20.5 million for the six months ended June 30, 1999, a decrease of $15.7 million from the six months ended June 30, 1998. The decrease includes an $8.8 million adjustment recorded during the second quarter of 1999 to reflect the lower of cost or market valuation on residential loans held for sale at June 30, 1999. In addition, gains attributed to early payoffs of commercial loans with unamortized discounts were $6.8 million higher in 1998 compared to 1999.

     Net gain on sale of assets totalled $15.1 million for the six months ended June 30, 1999, an increase of $15.3 million from the six months ended June 30, 1998, primarily attributed to the Servicing Sale.

     Other noninterest income was $16.8 million for the six months ended June 30, 1999 compared to $11.7 million for the six months ended June 30, 1998. The increase in 1999 is primarily attributed to the receipt of a sales and use tax refund and an increase in disbursement float income.

     Noninterest Expense. Total noninterest expense was $474.7 million for the six months ended June 30, 1999, an increase of $173.1 million compared to the six months ended June 30, 1998. The variance between the two periods is primarily attributed to the Golden State Acquisition. Noninterest expense for the six months ended June 30, 1999 included increases of $74.2 million in compensation, $26.7 million in occupancy and equipment, $6.9 million in merger and integration costs incurred in connection with the Golden State Acquisition, $11.9 million in goodwill amortization attributed to the Golden State Acquisition and the Nevada Purchase, and an additional $28.7 million in other noninterest expense, all primarily as a result of the Golden State Acquisition.

     Compensation and employee benefits expense was $201.8 million for the six months ended June 30, 1999, an increase of $74.2 million from the six months ended June 30, 1998. The increase is primarily attributed to an additional 2,563 employees at June 30, 1999 compared to June 30, 1998, mainly due to the Golden State Acquisition.

     Occupancy and equipment was $68.0 million and $41.3 million for the six months ended June 30, 1999 and 1998, respectively. This increase reflects the effects of the Golden State Acquisition as well as $4.8 million of adjustments to previously established accruals for vacant facilities that are not expected to be recurring.

     Merger and integration costs were $7.7 million for the six months ended June 30, 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Management does not expect to incur any significant additional merger and integration costs from this transaction.

     Amortization of intangible assets was $35.2 million for the six months ended June 30, 1999, an increase of $11.9 million from the six months ended June 30, 1998, primarily attributed to the goodwill recorded in connection with the Golden State Acquisition and the Nevada Purchase.

     Other noninterest expense was $78.2 million in 1999 compared to $49.5 million in 1998, primarily attributed to increased operations as a result of the Golden State Acquisition. In addition, results for the six months ended June 30, 1999 include $6.2 million in operating expenses related to back office support; such charges are not expected to be recurring.

     Provision for Income Tax. During the six months ended June 30, 1999 and 1998, GS Holdings recorded income tax expense of $154.7 million and an income tax benefit of $221.1 million, respectively. GS Holdings' effective Federal tax rate was 38% and (131)% during the six months ended June 30, 1999 and 1998, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization for both periods, which was more than offset by a $250 million reduction in the deferred tax asset valuation allowance for the period ended June 30, 1998. GS Holdings' effective state tax rate was 8% and 13% during the six months ended June 30, 1999 and 1998, respectively.

     Minority Interest. Minority interest for the six months ended June 30, 1999 includes $3.2 million in net premium paid in connection with the redemption of the Bank's 105/8% Preferred Stock. Dividends on the Bank Preferred Stock that has not been acquired by GS Holdings and the REIT Preferred Stock totalling $1.8 million and $22.8 million, respectively, were recorded during the six months ended June 30, 1999. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $9.6 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $380.7 million in Bank Preferred Stock purchased by GS Holdings in connection with the Refinancing Transactions in the third and fourth quarters of 1998, as well as the $60.7 million redeemed on April 1, 1999. Minority interest for the six months ended June 30, 1999 also includes a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     During the six months ended June 30, 1998, minority interest includes dividends on the Bank Preferred Stock, the FN Holdings Preferred Stock and the REIT Preferred Stock of $26.5 million, $.6 million and $22.8 million, respectively. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $2.9 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest also includes a $.8 million benefit representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     Three months ended June 30, 1999 versus three months ended June 30, 1998

     The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.

                                                                     Three Months Ended June 30, 1999
                                                               --------------------------------------------
                                                               Average                              Average
                                                               Balance            Interest            Rate
                                                               -------            --------          -------
                                                                           (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)     $ 1,646            $ 23               5.78%
     Mortgage-backed securities available for sale              13,960             220               6.29
     Mortgage-backed securities held to maturity                 2,466              45               7.37
     Loans held for sale, net                                    1,977              33               6.69
     Loans receivable, net                                      31,211             568               7.27
      FHLB stock                                                 1,120              15               5.24
                                                               -------            ----
         Total interest-earning assets                          52,380             904               6.90
                                                                                  ----
Noninterest-earning assets                                       3,895
                                                               -------
         Total assets                                          $56,275
                                                               =======

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                  $24,172             222               3.68
     Securities sold under agreements to repurchase (3)          4,302              54               4.92
     Borrowings (3)                                             24,238             331               5.48
                                                               -------            ----
         Total interest-bearing liabilities                     52,712             607               4.62
                                                                                  ----
Noninterest-bearing liabilities                                  1,312
Minority interest                                                  533
Stockholder's equity                                             1,718
                                                               -------
         Total liabilities, minority interest
                   and  stockholder's equity                   $56,275
                                                               =======
Net interest income                                                               $297
                                                                                  ====
Interest rate spread                                                                                 2.28%
                                                                                                    =====
Net interest margin                                                                                  2.26%
                                                                                                    =====

Return on average assets                                                                             0.61%
                                                                                                    =====
Return on average common equity                                                                     19.97%
                                                                                                    =====
Return on average total equity                                                                      19.97%
                                                                                                    =====
Average equity to average assets                                                                     3.05%
                                                                                                    =====

                                                                      Three Months Ended June 30, 1998
                                                               ---------------------------------------------
                                                               Average                               Average
                                                               Balance            Interest            Rate
                                                               -------            --------            ----
                                                                            (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)     $ 1,079              $ 16              6.09%
     Mortgage-backed securities available for sale               6,343                97              6.12
     Mortgage-backed securities held to maturity                 1,179                22              7.65
     Loans held for sale, net                                    1,848                31              6.69
     Loans receivable, net                                      19,131               377              7.87
     FHLB stock                                                    513                 8              5.91
                                                               -------              ----            ------
         Total interest-earning assets                          30,093               551              7.32
                                                                                    ----
Noninterest-earning assets                                       3,229
                                                               -------
         Total assets                                          $33,322
                                                               =======
LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                  $16,277               177              4.36
     Securities sold under agreements to repurchase              2,192                30              5.51
     Borrowings                                                 11,416               177              6.20
                                                               -------              ----
         Total interest-bearing liabilities                     29,885               384              5.16
                                                                                    ----
Noninterest-bearing liabilities                                  1,444
Minority interest                                                  986
Stockholder's equity                                             1,007
                                                               -------
         Total liabilities, minority interest
            and stockholder's equity                           $33,322
                                                               =======
Net interest income                                                                 $167
                                                                                    ====
Interest rate spread                                                                                  2.16%
                                                                                                    ======
Net interest margin                                                                                   2.12%
                                                                                                    ======

Return on average assets                                                                              3.61%
                                                                                                    ======
Return on average common equity                                                                     119.60%
                                                                                                    ======
Return on average total equity                                                                      119.60%
                                                                                                    ======
Average equity to average assets                                                                      3.02%
                                                                                                    ======

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

                                                                 Three Months Ended June 30, 1999 vs. 1998
                                                                        Increase (Decrease) Due to
                                                                 -----------------------------------------
                                                                 Volume              Rate            Net
                                                                 ------              ----            ---
                                                                                (in millions)
INTEREST INCOME:
     Securities and interest-bearing deposits in banks           $  8                $ (1)            $  7
     Mortgage-backed securities available for sale                120                   3              123
     Mortgage-backed securities held to maturity                   24                  (1)              23
     Loans held for sale, net                                       2                  --                2
     Loans receivable, net                                        218                 (27)             191
     FHLB stock                                                     8                  (1)               7
                                                                 ----                ----             ----
               Total                                              380                 (27)             353
                                                                 ----                ----             ----
INTEREST EXPENSE:
     Deposits                                                      66                 (21)              45
     Securities sold under agreements to repurchase                27                  (3)              24
     Borrowings                                                   172                 (18)             154
                                                                 ----                ----             ----
               Total                                              265                 (42)             223
                                                                 ----                -----             ---
                  Change in net interest income                  $115                $ 15             $130
                                                                 ====                ====             ====

     The volume variances in total interest income and total interest expense for the three months ended June 30, 1999 compared to the corresponding period in 1998 are largely due to increased purchases of mortgage-backed securities funded with FHLB advances, the additional volume related to the Golden State Acquisition, the deposits assumed in the Nevada Purchase and the assumption of the GS Holdings Notes, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale and borrowings repurchased as part of the Refinancing Transactions. The positive total rate variance of $15 million is primarily attributed to the lower cost of funds on deposits, lower interest rates paid on new borrowings (including the Refinancing Transactions) and the lower costing liabilities assumed in the Golden State Acquisition, partially offset by the comparatively lower market rates on mortgage-backed securities purchased in 1999 and 1998, prepayments of higher rate interest-earning assets and repricing of variable rate loans and mortgage-backed securities.

     Interest Income. Total interest income was $904 million for the three months ended June 30, 1999, an increase of $353 million from the three months ended June 30, 1998. Total interest-earning assets for the three months ended June 30, 1999 averaged $52.4 billion, compared to $30.1 billion for the corresponding period in 1998, primarily as a result of the Golden State Acquisition. The yield on total interest-earning assets during the three months ended June 30, 1999 decreased to 6.90% from 7.32% for the three months ended June 30, 1998, primarily due to prepayments of higher rate loans which were replaced with lower yielding originations and the repricing of variable rate loans.

     GS Holdings earned $568 million of interest income on loans receivable for the three months ended June 30, 1999, an increase of $191 million from the three months ended June 30, 1998. The average balance of loans receivable was $31.2 billion for the three months ended June 30, 1999, compared to $19.1 billion for the same period in 1998. The weighted average rate on loans receivable decreased to 7.27% for the three months ended June 30, 1999 from 7.87% for the three months ended June 30, 1998, primarily due to declining market rates. The increase in the average volume is primarily due to the addition of $14.6 billion in loans acquired in the Golden State Acquisition.

     GS Holdings earned $33 million of interest income on loans held for sale for the three months ended June 30, 1999, an increase of $2 million from the three months ended June 30, 1998. The average balance of loans held for sale was $2.0 billion for the three months ended June 30, 1999, an increase of $129 million from the comparable period in 1998, primarily due to increased originations and longer holding periods for jumbo loans during the three months ended June 30, 1999. The weighted average rate on loans held for sale was 6.69% for each of the three month periods ended June 30, 1999 and 1998.

     Interest income on mortgage-backed securities available for sale was $220 million for the three months ended June 30, 1999, an increase of $123 million from the three months ended June 30, 1998. The average portfolio balances increased $7.6 billion, to $14.0 billion, for the three months ended June 30, 1999 compared to the same period in 1998. The weighted average yield on these assets increased from 6.12% for the three months ended June 30, 1998 to 6.29% for the three months ended June 30, 1999. The increase in the volume and the weighted average yield is primarily due to purchases of mortgage-backed securities and additions of $2.4 billion from the Golden State Acquisition with higher market yields.

     Interest income on mortgage-backed securities held to maturity was $45 million for the three months ended June 30, 1999, an increase of $23 million from the three months ended June 30, 1998. The average portfolio balance increased $1.3 billion, to $2.5 billion, for the three months ended June 30, 1999 compared to the same period in 1998, primarily attributed to the addition of $1.9 billion of the Bank's multi-family loans securitized with FNMA with a weighted average rate of 7.39% during the third quarter of 1998. The weighted average rates for the three months ended June 30, 1999 and 1998 were 7.37% and 7.65%, respectively.

     Interest income on securities and interest-bearing deposits in other banks was $23 million for the three months ended June 30, 1999, an increase of $7 million from the three months ended June 30, 1998. The average portfolio balance increased from $1.1 billion for the three months ended June 30, 1998 to $1.6 billion for the three months ended June 30, 1999. The decrease in the weighted average rate from 6.09% for the three months ended June 30, 1998 to 5.78% for the three months ended June 30, 1999 reflects the decline in market interest rates.

       Dividends on FHLB stock were $15 million for the three months ended June 30, 1999, an increase of $7 million from the three months ended June 30, 1998, due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances as well as the Golden State Acquisition. The average balance outstanding during the three months ended June 30, 1999 and 1998 was $1.1 billion and $.5 billion, respectively. The weighted average rate on FHLB stock decreased to 5.24% for the three months ended June 30, 1999 from 5.91% for the three months ended June 30, 1998, reflecting lower dividends declared by the FHLB.

     Interest Expense. Total interest expense was $607 million for the three months ended June 30, 1999, an increase of $223 million from the three months ended June 30, 1998. The increase is primarily the result of additional borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition, deposits assumed in the Nevada Purchase and the net impact of the Refinancing Transactions, including the assumption of the GS Holdings Notes.

     Interest expense on customer deposits, including brokered deposits, was $222 million for the three months ended June 30, 1999, an increase of $45 million from the three months ended June 30, 1998. The average balance of customer deposits outstanding increased from $16.3 billion for the three months ended June 30, 1998 to $24.2 billion for the three months ended June 30, 1999. The increase in the average balance is primarily a result of $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale, both of which occurred in the third quarter of 1998. In addition, $543 million in deposits at an average cost of 3.71% were assumed in the Nevada Purchase, which was consummated in April 1999. The overall weighted average cost of deposits declined to 3.68% for the three months ended June 30, 1999 from 4.36% for the three months ended June 30, 1998, primarily due to the higher average balances of lower rate custodial transaction accounts in 1999 compared to 1998, the lower cost of funds on deposits assumed in the Golden State Acquisition, lower market interest rates and a change in the Bank's certificate of deposit pricing strategy.

     Interest expense on securities sold under agreements to repurchase totalled $54 million for the three months ended June 30, 1999, an increase of $24 million from the three months ended June 30, 1998. The average balance of such borrowings for the three months ended June 30, 1999 and 1998 was $4.3 billion and $2.2 billion, respectively; such increase is primarily attributed to the Golden State Acquisition. The weighted average interest rate on these instruments decreased to 4.92% for the three months ended June 30, 1999 from 5.51% for the three months ended June 30, 1998, primarily due to a decrease in market rates on new borrowings in 1999 compared to 1998.

     Interest expense on borrowings totalled $331 million for the three months ended June 30, 1999, an increase of $154 million from the three months ended June 30, 1998. The average balance outstanding for the three months ended June 30, 1999 and 1998 was $24.2 billion and $11.4 billion, respectively. The weighted average interest rate on these instruments decreased to 5.48% for the three months ended June 30, 1999 from 6.20% for the three months ended June 30, 1998, primarily due to lower prevailing market rates in 1999 and the net impact of the Refinancing Transactions. The higher volume includes the net impact of the Refinancing Transactions and the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition, as well as the increase in FHLB advances used to fund the purchases of mortgage-backed securities and to fund the sale of deposits in the Florida Branch Sale.

     Net Interest Income. Net interest income was $297 million for the three months ended June 30, 1999, an increase of $130 million from the three months ended June 30, 1998. The interest rate spread increased to 2.28% for the three months ended June 30, 1999 from 2.16% for the three months ended June 30, 1998, primarily as a result of maturities and repayments of higher rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively lower rates. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sales of loans and gain on sales of assets, was $108 million for the three months ended June 30, 1999, an increase of $21 million from the three months ended June 30, 1998.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $34.3 million for the three months ended June 30, 1999, compared to $34.4 million for the three months ended June 30, 1998. Although the single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $46.8 billion at June 30, 1998 to $69.2 billion at June 30, 1999, incremental loan servicing fees were offset by amortization related to higher average MSR basis in the three months ended June 30, 1999. Servicing rights purchased in bulk transactions in prior years with lower average MSR basis are being replaced with current production, which more closely approximates market rates which, when combined with recent higher prepayment speeds, results in a decline in the average yield on the portfolio.

     Customer banking fees were $46.6 million for the three months ended June 30, 1999 compared to $25.9 million for the three months ended June 30, 1998. The increase is primarily attributed to the impact of revenues from the retail banking operations acquired in the Golden State Acquisition and deposits assumed in the Nevada Purchase, partially offset by the impact of the Florida Branch Sale. In addition, management has placed increased emphasis on transaction account growth since the Golden State Acquisition, which has generated additional fee income.

     During the three months ended June 30, 1999, California Federal sold $2.6 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $2.7 billion of such sales for the corresponding period in 1998. Gain on sale of loans was $4.9 million for the three months ended June 30, 1999, a decrease of $16.8 million from the three months ended June 30, 1998. The decrease includes an $8.8 million adjustment recorded during the second quarter of 1999 to reflect the lower of cost or market valuation on residential loans held for sale at June 30, 1999. In addition, gains attributed to early payoffs of commercial loans with unamortized discounts were $4.0 million higher in 1998 compared to 1999.

     Gain on sale of assets totalled $14.9 million for the three months ended June 30, 1999, an increase of $14.7 million from the three months ended June 30, 1998, primarily attributed to the Servicing Sale.

     Noninterest Expense. Total noninterest expense was $221.2 million for the three months ended June 30, 1999, an increase of $64.2 million compared to the three months ended June 30, 1998. The variance between the two periods is primarily attributed to the Golden State Acquisition. Noninterest expense for the three months ended June 30, 1999 included increases of $34.6 million in compensation, $10.2 million in occupancy and equipment, $.8 million in merger and integration costs incurred in connection with the Golden State Acquisition, $5.9 million in goodwill amortization attributed to the Golden State Acquisition and the Nevada Purchase, and an additional $6.4 million in other noninterest expense, all primarily as a result of the Golden State Acquisition.

     Compensation and employee benefits expense was $99.2 million for the three months ended June 30, 1999, an increase of $34.6 million from the three months ended June 30, 1998. The increase is primarily attributed to an additional 2,563 employees at June 30, 1999 compared to June 30, 1998, mainly due to the Golden State Acquisition.

     Occupancy and equipment was $30.1 million and $19.8 million for the three months ended June 30, 1999 and 1998, respectively. This increase reflects the effects of the Golden State Acquisition.

     Merger and integration costs were $1.7 million for the three months ended June 30, 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs are not expected to be incurred during the remainder of 1999.

     Amortization of intangible assets was $18.0 million for the three months ended June 30, 1999, an increase of $5.9 million from the three months ended June 30, 1998, primarily attributed to the goodwill recorded in connection with the Golden State Acquisition and the Nevada Purchase.

     Other noninterest expense was $32.2 million in 1999 compared to $25.8 million in 1998, primarily attributed to increased operations as a result of the Golden State Acquisition.

     Provision for Income Tax. During the three months ended June 30, 1999 and 1998, GS Holdings recorded income tax expense of $82.3 million and an income tax benefit of $236.4 million, respectively. GS Holdings' effective Federal tax rate was 38% and (284)% during the three months ended June 30, 1999 and 1998, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization for both periods, which was more than offset by a $250 million reduction in the deferred tax asset valuation allowance for the period ended June 30, 1998. GS Holdings' effective state tax rate was 8% and 14% during the three months ended June 30, 1999 and 1998, respectively.

     Minority Interest. Minority interest for the three months ended June 30, 1999 includes $3.2 million in net premium paid in connection with the redemption of the Bank's 10 5/8% Preferred Stock. Dividends on the Bank Preferred Stock that has not been acquired by GS Holdings and the REIT Preferred Stock totalling $.9 million and $11.4 million, respectively, were recorded during the three months ended June 30, 1999. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.8 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $380.7 million in Bank Preferred Stock purchased by GS Holdings in connection with the Refinancing Transactions in the third and fourth quarters of 1998, as well as the $60.7 million redeemed on April 1, 1999.

     During the three months ended June 30, 1998, minority interest includes dividends on the Bank Preferred Stock and the REIT Preferred Stock of $13.2 million and $11.4 million, respectively. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $1.5 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest also includes a $.5 million benefit representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb losses inherent in the loan portfolio. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. See --"Problem and Potential Problem Assets" for a discussion of the methodology used in determining the adequacy of the allowance for loan losses. The Company recorded provisions for loan losses of $10 million and $20 million during the six months ended June 30, 1999 and 1998, respectively, and $5 million and $10 million during the three months ended June 30, 1999 and 1998, respectively.

     The decrease in the provision for loan losses during the six and three month periods ended June 30, 1999 compared to the same periods in 1998 is the result of management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions.

     Activity in the allowance for loan losses is as follows (in thousands):

                                                       Six Months Ended June 30,       Three Months Ended June 30,
                                                       -------------------------       ---------------------------
                                                         1999            1998             1999            1998
                                                         ----            ----             ----            ----
Balance - beginning of period                          $588,533        $418,674         $583,214        $419,130
   Provision for loan losses                             10,000          20,000            5,000          10,000
   Charge-offs                                          (21,483)        (20,503)         (11,179)         (9,104)
   Recoveries                                             1,989           2,494            1,334             639
   Reclassification                                        (670)             --               --              --
                                                       --------        --------         --------        --------
Balance - end of period                                $578,369        $420,665         $578,369        $420,665
                                                       ========        ========         ========        ========

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

     GS Holdings, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At June 30, 1999, approximately 76% of the Company's loan portfolio consisted of ARMs.

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

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at June 30, 1999 is as follows:

                                                                             Maturity/Rate Sensitivity
                                                         ----------------------------------------------------------
                                                         Within         1-5       Over 5      Noninterest
                                                         1 Year        Years      Years         Bearing       Total
                                                         ------        -----      -----         -------       -----
                                                                             (dollars in millions)
INTEREST-EARNING ASSETS:

Securities held to maturity, interest-bearing
     deposits in other banks and short-term
     investment securities(1)(2)                       $   242       $    --     $   85         $   --        $   327
Securities available for sale (3)                        1,164            --         --             --          1,164
Mortgage-backed securities
     available for sale (3)                             13,912            --         --             --         13,912
Mortgage-backed securities
     held to maturity (1)(4)                             2,364            23         12             --          2,399
Loans held for sale, net (3)(5)                          2,132            --         --             --          2,132
Loans receivable, net (1)(6)                            18,596         9,097      4,290             --         31,983
Investment in FHLB                                       1,125            --         --             --          1,125
                                                       -------       -------     ------         ------         ------
     Total interest-earning assets                      39,535         9,120      4,387             --         53,042
Noninterest-earning assets                                  --            --         --          3,726          3,726
                                                       -------       -------     ------         ------         ------
                                                       $39,535       $ 9,120     $4,387         $3,726        $56,768
                                                       =======       =======     ======         ======        =======

INTEREST-BEARING LIABILITIES:

Deposits (7)                                           $21,477       $ 2,538     $    6         $   --        $24,021
Securities sold under agreements to
     repurchase (1)                                      5,347            --         --             --          5,347
FHLB advances (1)                                       10,543        11,530         --             --         22,073
Other borrowings (1)                                        51         1,207        899             --          2,157
                                                       -------       -------     ------         ------        -------
     Total interest-bearing liabilities                 37,418        15,275        905             --         53,598
Noninterest-bearing liabilities                             --            --         --            960            960
Minority interest                                           --            --         --            533            533
Stockholder's equity                                        --            --         --          1,677          1,677
                                                       -------       -------     ------         ------        -------
                                                       $37,418       $15,275     $  905         $3,170        $56,768
                                                       =======       =======     ======         ======        =======

Gap before interest rate swap agreements               $ 2,117       $(6,155)    $3,482                       $ (556)
Interest rate swap agreements                           (1,050)        1,050         --                           --
                                                       -------       -------     ------                       ------
Gap                                                    $ 1,067       $(5,105)    $3,482                       $ (556)
                                                       =======       =======     ======                       ======

Cumulative gap                                         $ 1,067       $(4,038)    $ (556)                      $ (556)
                                                       =======       =======     ======                       ======
Gap as a percentage of total assets                       1.88%        (8.99)%     6.13%                       (0.98)%
                                                          ====         =====       ====                        =====
Cumulative gap as a percentage of total assets            1.88%        (7.11)%    (0.98)%                      (0.98)%
                                                          ====         =====       ====                        =====

-------------

                                                                                                          (Continued)

(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of June 30, 1999. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.
(2) Consists of $253 million of securities held to maturity, $74 million of short-term investment securities and less than $.1 million of interest-bearing deposits in other banks.
(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.
(4) Excludes underlying non-performing loans of $3 million. (5) Excludes non-performing loans of $11 million.
(6) Excludes allowance for loan losses of $578 million and non-performing loans of $176 million.
(7) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.


     At June 30, 1999, interest-bearing liabilities of GS Holdings exceeded interest-earning assets by $556 million. At December 31, 1998, interest-bearing liabilities of GS Holdings exceeded interest-earning assets by approximately $400 million.

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

LIQUIDITY

     The major sources of funding for GS Holdings on an unconsolidated basis are distributions and tax sharing payments from the Bank, which the Company uses to meet debt service requirements, pay any expenses it may incur, and make distributions to Golden State, subject to certain restrictions. Net income generated by the Bank is used to meet its cash flow needs, including paying dividends on its preferred stock, and may be distributed, subject to certain restrictions, to GS Holdings. For more information on dividend restrictions for the Bank and GS Holdings, refer to "Business - Dividend Policy of the Bank," "Business - Regulation of the Bank" and note 27 of the "Notes to Consolidated Financial Statements" in the Company's 1998 Form 10-K.

     The Company anticipates that on a consolidated basis, cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $622.4 million at June 30, 1999, the Company has substantial additional borrowing capacity with the FHLB and other sources.

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

     The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending June 30, 2000 aggregate $10.0 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at June 30, 1999, the Company had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $15.9 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

     As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the six months ended June 30, 1999 were $17.5 billion in proceeds from additional borrowings, $5.7 billion in proceeds from sales of loans held for sale, $2.7 billion from principal payments on mortgage backed securities available for sale and held to maturity, a $1.1 billion net increase in securities sold under agreements to repurchase, $459 million from the Nevada Purchase, and $356 million from maturities of securities available for sale and held to maturity. The primary uses of funds were $15.6 billion in principal payments on borrowings, $5.6 billion in purchases and originations of loans held for sale, $4.3 billion in purchases of securities and mortgage-backed securities available for sale, a net increase in loans receivable of $1.6 billion, and $1.2 billion from a net decrease in deposits.

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. Government securities and other specified securities to deposits and borrowings due within one year. The OTS established a minimum liquidity requirement for the Bank of 4.00%. California Federal has been in compliance with the liquidity regulations during the six months ended June 30, 1999 and the year ended December 31, 1998.

PROBLEM AND POTENTIAL PROBLEM ASSETS

     The Company considers a loan to be impaired when, based upon current information and events, it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Any insignificant delay or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans that exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty. In addition, loans collectively reviewed for impairment by the Company include all single-family loans, business banking loans under $100,000 and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the work-out process.

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

     At June 30, 1999, the carrying value of loans that were considered to be impaired totalled $119.1 million (of which $20.9 million were on non-performing status). The average recorded investment in impaired loans during the six and three month periods ended June 30, 1999 was approximately $140.3 million and $135.9 million, respectively. For the six and three month periods ended June 30, 1999, Golden State recognized interest income on those impaired loans of $4.3 million and $1.4 million, respectively, which included $.3 million and less than $.1 million, respectively, of interest income recognized using the cash basis method of income recognition. The following table presents the carrying amounts of the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased auto loans are reflected as non-performing, impaired or restructured using each individual loan's contractual unpaid principal balance.

                                                                           June 30, 1999
                                                         -----------------------------------------------
                                                         Non-performing     Impaired        Restructured
                                                         --------------     --------        ------------
                                                                         (in millions)
Real Estate:
    1-4 unit residential                                     $165              $ --             $  3
    5+ unit residential                                         8                39                8
    Commercial and other                                       10                70               19
    Land                                                       --                 1               --
    Construction                                               --                --               --
                                                             ----              ----             ----
       Total real estate                                      183               110               30
Non-real estate                                                 7                 9               --
                                                             ----              ----             ----
       Total loans                                            190(a)           $119(b)          $ 30
                                                                               ====             ====
Foreclosed real estate, net                                    68
Repossessed assets                                              2
                                                             ----
       Total non-performing assets                           $260
                                                             ====

                                                                       December 31, 1998
                                                         -----------------------------------------------
                                                         Non-performing     Impaired        Restructured
                                                         --------------     --------        ------------
                                                                         (in millions)
Real Estate:
    1-4 unit residential                                     $190              $ --             $  4
    5+ unit residential                                        16                55                9
    Commercial and other                                       10                78               19
    Land                                                       --                 1               --
    Construction                                                1                 1               --
                                                             ----              ----             ----
       Total real estate                                      217               135               32
Non-real estate                                                 9                --               --
                                                             ----              ----             ----
       Total loans                                            226(a)           $135(b)          $ 32
                                                                               ====             ====
Foreclosed real estate, net                                    80
Repossessed assets                                              4
                                                             ----
       Total non-performing assets                           $310
                                                             ====
                                                                                            (Continued)

-------------

(a) Includes loans securitized with recourse on non-performing status of $3.0 million and $6.0 million at June 30, 1999 and December 31, 1998, respectively, and loans held for sale on non-performing status of $11.0 million and $17.0 million at June 30, 1999 and December 31, 1998, respectively.
(b) Includes $20.9 million and $32.5 million of non-performing loans at June 30, 1999 and December 31, 1998, respectively. Also includes $15.2 million and $16.4 million of loans classified as troubled debt restructurings at June 30, 1999 and December 31, 1998, respectively.

     There were no accruing loans contractually past due 90 days or more at June 30, 1999 or December 31, 1998.

     The Company's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $260 million at June 30, 1999, from $310 million at December 31, 1998. Non-performing assets as a percentage of the Bank's total assets decreased to 0.46% at June 30, 1999, from 0.57% at December 31, 1998.

     GS Holdings, through the Bank, manages its credit risk by assessing the current and estimated future performance of the real estate markets in which it operates. The Company continues to place a high degree of emphasis on the management of its asset portfolio. The Company has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. Each of these three functions is charged with the responsibility of reducing the risk profile within the commercial, multi-family and other asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Company's portfolio management strategy and regulatory requirements. In addition to these asset management functions, the Company has a specialized credit risk management group that is charged with the development of credit policies and performing credit risk analyses for all asset portfolios.

     The following table presents non-performing real estate assets by geographic region of the country as of June 30, 1999:

                                                                             Total
                                 Non-performing        Foreclosed       Non-performing
                                   Real Estate        Real Estate,        Real Estate      Geographic
                                 Loans, Net (2)          Net (2)            Assets        Concentration
                                 --------------         --------            ------        -------------
                                                           (dollars in millions)
 Region:
     California                       $  21               $  6              $  27              11%
     Northeast (1)                      108                 44                152              60
     Other regions                       54                 18                 72              29
                                      -----               ----              -----             ---
          Total                        $183                $68               $251             100%
                                      =====               ====              =====             ===

(1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Delaware, Maine, and Vermont.
(2)  Net of purchase accounting adjustments.

     At June 30, 1999, the Company's largest non-performing asset was approximately $6.1 million, and it had four non-performing assets over $2 million in size with balances averaging approximately $4.6 million. At June 30, 1999, the Company had 1,464 non-performing assets below $2 million in size, including 1,367 non-performing 1-4 unit residential assets.

     An allowance is maintained to absorb losses inherent in the loan portfolio. The adequacy of the allowance is periodically evaluated and is based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions. Management's methodology for assessing the adequacy of the allowance includes the evaluation of the following three key elements: the formula allowance, specific allowances for identified problem loans and the unallocated allowance.

     The formula allowance is determined by applying loss factors against all non-impaired loans. Loss factors may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are calculated based on migration models that estimate the probability that loans will become delinquent and ultimately result in foreclosure, and the rates of loss that have been experienced on foreclosed loans. The foreclosure migration and loss severity rates are then averaged over the past eight years in order to capture experience across a period that management believes approximates a business cycle. A contingency factor is then added to provide for the modeling risk associated with imprecision in estimating inherent loan losses.

     The specific allowances are established against individual loans, including impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, for which management has performed analyses and concluded that there is a high probability that loss will be incurred based on delinquency status or determination that borrower cash flow is inadequate for debt repayment. The amount of specific allowance is determined by an estimation of collateral deficiency, including consideration of costs that will likely be incurred through the disposal of any repossessed collateral.

     The unallocated allowance is established for inherent losses which may not have been identified through the more objective processes used to derive the formula and specific portions of the allowance. The unallocated portion is necessarily more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact the potential for credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in the composition of loan portfolios through acquisitions and new business strategies, changes in underwriting processes, and trends in problem loan and loss recovery rates.

     At June 30, 1999, the allowance for loan losses was $578 million, consisting of a $378 million formula allowance, a $40 million specific allowance and a $160 million unallocated allowance.

     Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, all such allowance is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                                      5+ Unit
                                                                    Residential
                                                 1-4 Unit         and Commercial         Consumer
                                                Residential         Real Estate          and Other          Total
                                                -----------       --------------         ---------          -----
                                                                  (in millions)
Balance - December 31, 1998                        $251                 $278                $60             $589
     Provision for loan losses                       --                    4                  1                5
     Charge-offs                                     (5)                  (2)                (4)             (11)
     Recoveries                                      --                   --                  1                1
     Reclassification                                --                   --                 (1)              (1)
                                                   ----                 ----                ---             ----
Balance - March 31, 1999                            246                  280                 57              583
     Provision for loan losses                        2                    1                  2                5
     Charge-offs                                     (5)                  (3)                (3)             (11)
     Recoveries                                      --                   --                  1                1
                                                   ----                 ----                ---             ----
Balance - June 30, 1999                            $243                 $378                $57             $578
                                                   ====                 ====                ===             ====

     The ratio of allowance for loan losses to non-performing loans at June 30, 1999 and December 31, 1998 was 304.8% and 256.8%, respectively.

MORTGAGE BANKING OPERATIONS

     The Company, through the Bank's wholly owned mortgage bank subsidiary, FNMC, has significantly expanded its mortgage banking operations. During the six months ended June 30, 1999 and 1998, FNMC acquired mortgage-servicing rights on loan portfolios of $9.3 billion and $3.6 billion, respectively, as a result of bulk servicing acquisitions and flow purchases, and sold servicing rights during the six months ended June 30, 1999 of $2.0 billion on approximately 49,000 loans in the Servicing Sale. With these acquisitions, the acquisition of additional 1-4 unit residential loan servicing portfolios in the Golden State Acquisition, the originated servicing and the Servicing Sale, the 1-4 unit residential loans serviced for others (including loans subserviced for others and excluding loans serviced for the Bank) totalled $69.2 billion at June 30, 1999, an increase of $3.8 billion and $22.4 billion from December 31, 1998 and June 30, 1998, respectively. During the six months ended June 30, 1999, the Bank, through FNMC, originated $9.6 billion and sold (generally with servicing retained) $5.8 billion of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the six months ended June 30, 1999 totalled $167.5 million, an increase of $42.5 million from the six months ended June 30, 1998. Gross loan servicing fees for the six months ended June 30, 1999 were reduced by $102.6 million of amortization of servicing rights to arrive at net loan servicing fees of $64.9 million for FNMC.

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

     The Company owned several derivative instruments at June 30, 1999 which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included Constant Maturity Swap interest rate floor contracts, swaptions, principal only swaps, and prepayment-linked swaps. The interest rate floor contracts had a notional amount of $590.0 million, a strike rate of 5.5%, mature in the year 2004 and had an estimated fair value of $7.4 million at June 30, 1999. Premiums paid to counterparties in exchange for cash payments when the 10 year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR asset on the balance sheet. The swaption contracts had notional amounts of $2.3 billion, strike rates between 5.3% and 5.9%, expire between August and November 2001 and had an estimated fair value of $23.0 million at June 30, 1999. Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR asset on the balance sheet. Principal only swap agreements had notional amounts of $150.9 million and an estimated fair value of $(.6) million at June 30, 1999. The prepayment-linked swaps had original notional amounts of $213.3 million and an estimated fair value of $.4 million at June 30, 1999.

     The following is a summary of activity in MSRs and the MSR Hedge for the six months ended June 30, 1999 (in millions):

                                                                                    Total MSR
                                                    MSRs            MSR Hedge        Balance
                                                    ----            ---------        -------
Balance at December 31, 1998                       $  922              $ 22           $  944
  Additions - bulk purchases                          149                --              149
  Originated servicing                                109                --              109
  Additions - other purchases                          62                --               62
  Premiums paid                                        --                 8                8
  Servicing Sale                                      (17)               --              (17)
  Interest rate floor sales                            --                (7)              (7)
  Payments made to counterparties, net                 --                 9                9
  Amortization                                        (91)              (14)            (105)
                                                   ------              ----           ------
Balance at June 30, 1999                           $1,134              $ 18           $1,152
                                                   ======              ====           ======

     Capitalized MSRs are amortized in proportion to, and over the period of, estimated net servicing income. SFAS No. 125 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At June 30, 1999 and December 31, 1998, no allowance for impairment of the MSRs was necessary.

CAPITAL RESOURCES

     OTS capital regulations require savings associations to satisfy three minimum capital requirements: tangible capital, core (leverage) capital and risk-based capital. In general, an association's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. An association's ratio of core capital to adjusted total assets (the "core capital" or "leverage capital" ratio) must be at least 4%. Core capital generally is the sum of tangible capital plus certain qualifying intangibles. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which equals assets plus the credit risk equivalent of certain off-balance sheet items, each multiplied by the appropriate risk weight). Supplementary capital, which may not exceed 100% of core capital for purposes of the risk-based requirement, includes, among other things, certain permanent capital instruments such as qualifying cumulative perpetual preferred stock, as well as some forms of term capital instruments, such as qualifying subordinated debt. The capital requirements are viewed as minimum standards by the OTS, and most associations are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their particular circumstances. These capital requirements are applicable to the Bank but not to GS Holdings. The Bank is not subject to any such individual regulatory capital requirement that is higher than the minimum.

     At June 30, 1999, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.18%, 5.18% and 11.63%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of June 30, 1999:


                                                                   Tangible              Core           Risk-based
                                                                   Capital              Capital           Capital
                                                                   -------              -------           -------
                                                                                (dollars in millions)
Stockholders' equity of the Bank                                    $3,619              $3,619            $3,619
Minority interest - REIT Preferred Stock                               500                 500               500
Unrealized holding loss on securities available for sale,  net         156                 156               156
Non-qualifying MSRs                                                   (115)               (115)             (115)
Non-allowable capital:
     Intangible assets                                                (939)               (939)             (939)
     Goodwill Litigation Assets                                       (160)               (160)             (160)
     Investment in non-includable subsidiaries                         (58)                (58)              (58)
     Excess deferred tax asset                                        (124)               (124)             (124)
Supplemental capital:
     Qualifying subordinated debentures                                 --                  --                93
     General loan loss allowance                                        --                  --               356
Assets required to be deducted:
     Land loans with more than 80% LTV ratio                            --                  --               (22)
     Equity in subsidiaries                                             --                  --                (9)
     Low-level recourse deduction                                       --                  --               (12)
                                                                    ------               -----            ------
Regulatory capital of the Bank                                       2,879               2,879             3,285
Minimum regulatory capital requirement                                 834               2,225             2,260
                                                                    ------               -----            ------
Excess above minimum capital requirement                            $2,045               $ 654            $1,025
                                                                    ======               =====            ======

Regulatory capital of the Bank                                        5.18%               5.18%            11.63%
Minimum regulatory capital requirement                                1.50                4.00              8.00
                                                                    ------               -----            ------
Excess above minimum capital requirement                              3.68%               1.18%             3.63%
                                                                    ======               =====            ======

     The amount of adjusted total assets used for the tangible and leverage capital ratios is $55.6 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $28.2 billion.

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

     To be considered "well capitalized," a savings association must generally have a leverage capital ratio of at least 5.00%, a Tier 1 (core capital) risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An association is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At June 30, 1999, California Federal's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                                                    Risk-based
                                                          Leverage           --------------------------
                                                           Capital           Tier 1       Total Capital
                                                           -------           ------       -------------
Regulatory capital of the Bank                              5.18%            10.15%           11.63%
"Well capitalized" ratio                                    5.00              6.00            10.00
                                                            ----             -----            -----
Excess above "well capitalized" ratio                       0.18%             4.15%            1.63%
                                                            ====             =====            =====

     OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At June 30, 1999, $124 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from the Bank's regulatory capital at June 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in reported market risks faced by GS Holdings since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Goodwill Litigation Against the Government

     On April 9, 1999, the Claims Court issued its decision in a claim by the Bank against the United States Government (the "Government") in the lawsuit, Glendale Federal Bank, Federal Savings Bank v. United States, Civil Action No. 90-772-C (the "Glendale Goodwill Litigation"), ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision has been appealed by the Government and the Bank.

     On April 16, 1999, the Claims Court issued its decision in a claim by the Bank against the Government in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "California Federal Litigation"), ruling that the Government must compensate the Bank in the sum of $23.0 million. This decision has been appealed by the Government and the Bank.

     In each of the Glendale Goodwill Litigation and the California Federal Litigation, it is alleged, among other things, that the United States breached certain contractual commitments regarding the computation of its regulatory capital for which each of Glendale Federal and California Federal seek damages and restitution. The claims arose from changes mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") with respect to the rules for computing regulatory capital.

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

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

        10.1 Amendment to Employment Agreement dated as of May 1, 1999 between California Federal Bank, A Federal Savings Bank, and Christie S. Flanagan.

        27.1   Financial Data Schedule.

     (b) Reports on Form 8-K:

             None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Golden State Holdings Inc.




                                    /s/ Richard H. Terzian
                                    ---------------------------------
                                    By:  Richard H. Terzian
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer)


                                    /s/ Renee Nichols Tucei
                                    ---------------------------------
                                    By:  Renee Nichols Tucei
                                         Executive Vice President and Controller
                                         (Principal Accounting Officer)


August 10, 1999