Form 10-Q
period 1999-09-30
GOLDEN STATE HOLDINGS INC
filed 1999-11-10
CIK 1071000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended         September 30, 1999
                              ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from          N/A      to        N/A
                              -------------------  ---------------------------

Commission File Number:                     333 - 64597
                       -------------------------------------------------------

                           Golden State Holdings Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                       95-4669792
-----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


       135 Main Street, San Francisco, CA                94105
------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


                                  415-904-1100
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
------------------------------------------------------------------------------
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
     The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on October 31, 1999: 1,000 shares.





                               Page 1 of 47 pages
                            Exhibit index on page: 46

                           GOLDEN STATE HOLDINGS INC.
                     THIRD QUARTER 1999 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                       PAGE NO.
 PART I. FINANCIAL INFORMATION                                         --------
         ---------------------
   Item 1. Consolidated Financial Statements

           Unaudited Consolidated Balance Sheets

           September 30, 1999 and December 31, 1998............................3

           Unaudited Consolidated Statements of Income

           Nine months ended September 30, 1999 and 1998.......................4

           Unaudited Consolidated Statements of Income

           Three months ended September 30, 1999 and 1998......................5

           Unaudited Consolidated Statements of Comprehensive Income

           Nine months ended September 30, 1999 and 1998.......................6

           Unaudited Consolidated Statements of Comprehensive Income (Loss)

           Three months ended September 30, 1999 and 1998......................7

           Unaudited Consolidated Statement of Stockholder's Equity

           Nine months ended September 30, 1999................................8

           Unaudited Consolidated Statements of Cash Flows

           Nine months ended September 30, 1999 and 1998.......................9

           Notes to Unaudited Consolidated Financial Statements...............11

  Item 2.  Management's Discussion and Analysis of

           Financial Condition and Results of Operations......................18

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........44

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................45

  Item 2.  Changes in Securities..............................................45

  Item 3.  Defaults Upon Senior Securities....................................45

  Item 4.  Submission of Matters to a Vote of Security Holders................45

  Item 5   Other Information..................................................45

  Item 6   Exhibits and Reports on Form 8-K...................................46

  Signatures..................................................................47

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheeets
                    September 30, 1999 and December 31, 1998
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                  September 30,        December 31,
                                      Assets                                          1999                 1998
                                      ------                                          ----                 ----
     Cash and amounts due from banks                                             $    468,584         $    854,954
     Interest-bearing deposits in other banks                                              53               52,671
     Short-term investment securities                                                  73,947               60,325
                                                                                 ------------         ------------
            Cash and cash equivalents                                                 542,584              967,950


     Securities available for sale, at fair value                                   1,106,469              770,747
     Securities held to maturity                                                      213,892              250,964
     Mortgage-backed securities available for sale, at fair value                  13,735,096           12,947,992
     Mortgage-backed securities held to maturity                                    2,265,838            2,770,913
     Loans held for sale, net                                                         819,383            2,366,583
     Loans receivable, net                                                         32,468,353           30,280,944
     Investment in Federal Home Loan Bank ("FHLB") System                           1,139,687            1,000,147
     Premises and equipment, net                                                      305,626              310,572
     Foreclosed real estate, net                                                       45,545               80,068
     Accrued interest receivable                                                      315,415              317,455
     Intangible assets (net of accumulated amortization of $166,503
          at September 30, 1999 and $113,709 at December 31, 1998)                    874,418              923,598
     Mortgage servicing rights                                                      1,229,515              943,581
     Other assets                                                                     684,318              866,422
                                                                                  -----------          -----------
              Total assets                                                        $55,746,139          $54,797,936
                                                                                  ===========          ===========



            Liabilities, Minority Interest and Stockholder's Equity
            -------------------------------------------------------

     Deposits                                                                     $23,696,055          $24,647,488
     Securities sold under agreements to repurchase                                 5,963,925            4,238,395
     Borrowings                                                                    22,969,455           22,375,557
     Other liabilities                                                                882,003            1,210,802
                                                                                  -----------          -----------
              Total liabilities                                                    53,511,438           52,472,242
                                                                                  -----------          -----------


     Commitments and contingencies                                                         --                   --

     Minority interest                                                                500,000              593,438

     Stockholder's equity:
          Common stock, $1.00 par value, 1,000 shares authorized,
              issued and outstanding                                                        1                    1
           Additional paid-in capital                                               1,511,932            1,512,061
           Accumulated other comprehensive (loss) income                             (199,498)               6,151
           Retained earnings (substantially restricted)                               422,266              214,043
                                                                                  -----------          -----------
              Total stockholder's equity                                            1,734,701            1,732,256
                                                                                  -----------          -----------
              Total liabilities, minority interest and stockholder's equity       $55,746,139          $54,797,936
                                                                                  ===========          ===========

     See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                 (in thousands)

                                                                                          Nine Months Ended September 30,
                                                                                          ------------------------------
                                                                                                1999             1998
                                                                                                ----             ----
Interest income:
     Loans receivable                                                                    $  1,721,858        $ 1,169,834
     Mortgage-backed securities available for sale                                            645,539            294,174
     Mortgage-backed securities held to maturity                                              137,810             80,025
     Loans held for sale                                                                       95,958             85,070
     Securities available for sale                                                             57,466             40,445
     Securities held to maturity                                                                9,053              2,727
     Interest-bearing deposits in other banks                                                   3,851             23,009
     Dividends on FHLB stock                                                                   43,143             22,463
                                                                                         ------------        -----------
         Total interest income                                                              2,714,678          1,717,747
                                                                                         ------------        -----------
Interest expense:
     Deposits                                                                                 667,387            545,734
     Securities sold under agreements to repurchase                                           188,085            106,386
     Borrowings                                                                               967,102            541,397
                                                                                         ------------        -----------
         Total interest expense                                                             1,822,574          1,193,517
                                                                                         ------------        -----------
         Net interest income                                                                  892,104            524,230
     Provision for loan losses                                                                 10,000             30,000
                                                                                         ------------        -----------
         Net interest income after provision for loan losses                                  882,104            494,230
                                                                                         ------------        -----------
Noninterest income:
     Loan servicing fees, net                                                                 108,358            106,070
     Customer banking fees and service charges                                                138,820             79,475
     Gain on sale of loans, net                                                                25,385             49,989
     Gain on sale of assets, net                                                               18,296                235
     Gain on sale of branches, net                                                              2,343            108,825
     Other income                                                                              23,982             17,003
                                                                                         ------------        -----------
         Total noninterest income                                                             317,184            361,597
                                                                                         ------------        -----------

Noninterest expense:
     Compensation and employee benefits                                                       299,202            200,679
     Occupancy and equipment                                                                  104,918             65,114
     Loan expense                                                                              29,249             33,863
     Professional fees                                                                         39,758             30,811
     Marketing                                                                                 24,081             12,009
     Data processing                                                                           17,784             10,274
     Savings Association Insurance Fund deposit insurance premium                              10,817              7,840
     Foreclosed real estate operations, net                                                    (5,068)            (6,024)
     Merger and integration costs                                                               7,747             31,917
     Amortization of intangible assets                                                         52,794             36,380
     Other expense                                                                            112,142             74,381
                                                                                         ------------        -----------
         Total noninterest expense                                                            693,424            497,244
                                                                                         ------------        -----------

Income before income taxes, minority interest and extraordinary item                          505,864            358,583
Income tax expense (benefit)                                                                  151,681           (143,106)
Minority interest: provision in lieu of income tax expense                                     79,005                 --
Minority interest: other                                                                       28,338             82,020
                                                                                         ------------        -----------
     Income before extraordinary item                                                         246,840            419,669
Extraordinary item - loss on early extinguishment of debt, net of tax                              --             80,007
                                                                                         ------------        -----------
     Net income                                                                               246,840            339,662
Preferred stock dividends                                                                          --                578
                                                                                         ------------        -----------
     Net income available to common stockholder                                          $    246,840        $   339,084
                                                                                         ============        ===========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                  (in thousands)

                                                                                          Three Months Ended September 30,
                                                                                          -------------------------------
                                                                                                1999             1998
                                                                                                ----             ----
Interest income:
     Loans receivable                                                                    $    587,080        $   408,494
     Mortgage-backed securities available for sale                                            221,923            115,645
     Mortgage-backed securities held to maturity                                               41,910             32,592
     Loans held for sale                                                                       28,266             26,840
     Securities available for sale                                                             19,399             12,159
     Securities held to maturity                                                                2,750              1,155
     Interest-bearing deposits in other banks                                                   1,551             21,438
     Dividends On FHLB Stock                                                                   14,959              7,901
                                                                                         ------------        -----------
         Total interest income                                                                917,838            626,224
                                                                                         ------------        -----------

Interest expense:
     Deposits                                                                                 223,329            190,532
     Securities sold under agreements to repurchase                                            80,475             49,337
     Borrowings                                                                               326,942            201,052
                                                                                         ------------        -----------
         Total interest expense                                                               630,746            440,921
                                                                                         ------------        -----------
         Net interest income                                                                  287,092            185,303
     Provision for loan losses                                                                     --             10,000
                                                                                         ------------        -----------
         Net interest income after provision for loan losses                                  287,092            175,303
                                                                                         ------------        -----------

Noninterest income:
     Loan servicing fees, net                                                                  38,068             34,707
     Customer banking fees and service charges                                                 47,453             28,278
     Gain on sale of loans, net                                                                 4,932             13,865
     Gain on sale of assets, net                                                                3,187                416
     Gain on sale of branches, net                                                              2,343            108,911
     Other income                                                                               7,163              5,248
                                                                                         ------------        -----------
         Total noninterest income                                                             103,146            191,425
                                                                                         ------------        -----------

Noninterest expense:
     Compensation and employee benefits                                                        97,417             73,105
     Occupancy and equipment                                                                   36,874             23,785
     Loan expense                                                                               7,109             10,363
     Professional fees                                                                         12,594             11,242
     Marketing                                                                                  6,887              2,142
     Data processing                                                                            5,802              3,877
     Savings Association Insurance Fund deposit insurance premium                               3,384              2,786
     Foreclosed real estate operations, net                                                    (3,000)              (886)
     Merger and integration costs                                                                  --             31,054
     Amortization of intangible assets                                                         17,626             13,151
     Other expense                                                                             33,983             24,929
                                                                                         ------------        -----------
         Total noninterest expense                                                            218,676            195,548
                                                                                         ------------        -----------

Income before income taxes, minority interest and extraordinary item                          171,562            171,180
Income tax (benefit) expense                                                                   (3,033)            78,028
Minority interest: provision in lieu of income tax expense                                     79,005                 --
Minority interest: other                                                                        8,431             36,406
                                                                                         ------------        -----------
     Income before extraordinary item                                                          87,159             56,746
 Extraordinary item - loss on early extinguishment of debt, net of tax                             --             80,007
                                                                                         ------------        -----------
     Net income (loss) available to common stockholder                                   $     87,159        $   (23,261)
                                                                                         ============        ===========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                  (in thousands)

                                                                                          Nine Months Ended September 30,
                                                                                          ------------------------------
                                                                                                1999             1998
                                                                                                ----             ----
      Net income                                                                             $  246,840      $  339,662

      Other comprehensive (loss) income, net of tax:
             Unrealized holding (loss) gain on securities available for sale:
                 Unrealized holding (loss) gain arising during the period                      (204,906)          6,654
                 Less: reclassification adjustment for gain included
                        in net income                                                              (743)           (536)
                                                                                             ----------      ----------
             Other comprehensive (loss) income                                                 (205,649)          6,118
                                                                                             ----------      ----------
      Comprehensive income                                                                   $   41,191      $  345,780
                                                                                             ==========      ==========

      See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                  (in thousands)

                                                                                          Three Months Ended September 30,
                                                                                          -------------------------------
                                                                                                1999             1998
                                                                                                ----             ----
      Net income (loss)                                                                      $ 87,159         $(23,261)

      Other comprehensive (loss) income, net of tax:
             Unrealized holding (loss) gain on securities available for sale:
                 Unrealized holding (loss) gain arising during the period                     (43,571)          13,150
                 Less: reclassification adjustment for (gain) loss included in
                         net income                                                              (549)              29
                                                                                             --------         --------
              Other comprehensive (loss) income                                               (44,120)          13,179
                                                                                             --------         --------

      Comprehensive income (loss)                                                            $ 43,039         $(10,082)
                                                                                             ========         ========

      See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholder's Equity
                      Nine Months Ended September 30, 1999
                                   (Unaudited)
                                  (in thousands)



                                                                                Accumulated       Retained
                                                                 Additional        Other          Earnings         Total
                                                      Common       Paid-in     Comprehensive   (Substantially   Stockholder's
                                                       Stock       Capital     Income (loss)     Restricted)       Equity
                                                       -----       -------     ------------      ----------        ------
     Balance at December 31, 1998                       $ 1      $1,512,061      $   6,151        $214,043       $1,732,256

     Net income                                          --              --             --         246,840          246,840
     Change in unrealized holding gain (loss)
         on securities available for sale                --              --       (205,649)             --         (205,649)
     Golden State Acquisition - see note 2               --         (12,380)            --              --          (12,380)
     Adjustment to initial dividend of tax
         benefits to parent due to deconsolidation       --              --             --          66,383           66,383
     Impact of Golden State restricted common
         stock                                           --             238             --              --              238
     Dividends to parent                                 --              --             --        (105,000)        (105,000)
     Contribution from parent                            --          10,000             --              --           10,000
     Tax benefit on exercise of stock options            --           2,013             --              --            2,013
                                                        ---      ----------      ---------        --------       ----------

     Balance at September 30, 1999                      $ 1      $1,511,932      $(199,498)       $422,266       $1,734,701
                                                        ===      ==========      =========        ========       ==========


     See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                 (in thousands)

                                                                                          Nine Months Ended September 30,
                                                                                          ------------------------------
                                                                                                1999             1998
                                                                                                ----             ----
Cash flows from operating activities:
Net income                                                                                  $   246,840     $   339,662
Adjustments to reconcile  net income to net cash provided by (used in) operating activities:
   Amortization of intangible assets                                                             52,794          36,380
   Amortization (accretion) of purchase accounting premiums and
       discounts, net                                                                             8,902          (7,633)
   Accretion of discount on borrowings                                                              756              --
   Amortization of mortgage servicing rights                                                    157,782          92,003
   Provision for loan losses                                                                     10,000          30,000
   Gain on sale of assets, net                                                                  (18,296)           (235)
   Gain on sale of branches, net                                                                 (2,343)       (108,825)
   Gain on sale of foreclosed real estate                                                       (10,494)        (11,331)
   Loss on sale of loans, net                                                                   147,013          88,514
   Capitalization of originated mortgage servicing rights                                      (172,398)       (138,503)
   Extraordinary loss on early extinguishment of debt, net                                           --          80,007
   Depreciation and amortization of premises and equipment                                       27,324          17,364
   Amortization of deferred debt issuance costs                                                   5,456           5,340
   FHLB stock dividends                                                                         (43,143)        (22,463)
   Purchases and originations of loans held for sale                                         (7,217,334)     (6,391,601)
   Net proceeds from the sale of loans held for sale                                          8,509,343       6,354,361
   Decrease (increase) in other assets                                                          235,332        (161,187)
   Decrease (increase) in accrued interest receivable                                             2,040         (10,131)
   Decrease in other liabilities                                                               (151,213)       (300,358)
   Amortization of deferred compensation expense-Golden State restricted stock                      238              --
   Minority interest                                                                             28,338          82,020
                                                                                            -----------     -----------
      Net cash provided by (used in) operating activities                                   $ 1,816,937     $   (26,616)
                                                                                            -----------     -----------


   See accompanying notes to unaudited consolidated financial statements.


                                                                    (Continued)

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                 (in thousands)

                                                                                          Nine Months Ended September 30,
                                                                                          ------------------------------
                                                                                               1999              1998
                                                                                               ----              ----
Cash flows from investing activities:
       Nevada Purchase                                                                    $   458,943     $         --
       Golden State Acquisition                                                                    --          792,132
       Cal Fed Acquisition                                                                         --           58,386
       GSAC Acquisition                                                                            --          (13,577)
       Purchases of securities available for sale                                            (791,952)        (531,774)
       Proceeds from maturities of securities available for sale                              390,328          803,296
       Purchases of securities held to maturity                                               (27,527)            (897)
       Proceeds from maturities of securities held to maturity                                 64,855            2,263
       Purchases of mortgage-backed securities available for sale                          (4,140,171)      (6,096,235)
       Principal payments on mortgage-backed securities available for sale                  3,088,120        1,921,973
       Proceeds from sales of mortgage-backed securities available for sale                   193,732           13,703
       Principal payments on mortgage-backed securities held to maturity                      504,968          289,026
       Proceeds from sales of loans                                                            16,820            8,433
       Net (increase) decrease in loans receivable                                         (2,386,785)       1,255,430
       Purchases of FHLB stock, net                                                           (98,517)         (79,459)
       Purchases of premises and equipment                                                    (74,929)         (51,223)
       Proceeds from disposal of premises and equipment                                        47,002           19,228
       Proceeds from sales of foreclosed real estate                                          114,938          121,785
       Purchases of mortgage servicing rights                                                (289,922)         (68,203)
       Proceeds from sales of mortgage servicing rights                                        30,616               --
                                                                                          -----------     ------------
           Net cash flows used in investing activities                                     (2,899,481)      (1,555,713)
                                                                                          -----------     ------------


Cash flows from financing activities:
       Branch Sales                                                                           (69,340)      (1,267,517)
       Net decrease in deposits                                                            (1,420,256)        (735,108)
       Proceeds from additional borrowings                                                 22,388,086       17,098,354
       Principal payments on borrowings                                                   (21,751,828)     (14,845,668)
       Net increase in securities sold under agreements to repurchase                       1,725,530        1,464,311
       GS Escrow Merger                                                                            --        1,970,285
       Bank Preferred Stock Tender Offers                                                     (97,621)        (227,345)
       Debt Tender Offers                                                                        (253)        (879,879)
       Redemption of FN Holdings Preferred Stock                                                   --          (25,000)
       Dividends on FN Holdings Preferred Stock                                                    --             (471)
       Dividends on common stock                                                             (105,000)        (109,247)
       Dividends paid to minority stockholders, net of taxes                                  (24,153)         (83,725)
       Tax benefit on exercise of stock options                                                 2,013               --
       Capital contribution from parent                                                        10,000               --
                                                                                          -----------     ------------
           Net cash flows provided by financing activities                                    657,178        2,358,990
                                                                                          -----------     ------------

Net change in cash and cash equivalents                                                      (425,366)         776,661
Cash and cash equivalents at beginning of period                                              967,950          412,311
                                                                                          -----------     ------------
Cash and cash equivalents at end of period                                                $   542,584     $  1,188,972
                                                                                          ===========     ============


     See accompanying notes to unaudited consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and nine month periods in the prior year have been reclassified to conform with the current period's presentation.

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

       Minority interest represents amounts attributable to (i) the Bank Preferred Stock that had not been acquired by GS Holdings, (ii) the Preferred
Stock ("REIT Preferred Stock") of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank, and (iii) that portion of stockholders' equity of Auto One Acceptance Corporation ("Auto One"), a subsidiary of the Bank, attributable to 20% of its common stock.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

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

       Merger and integration costs associated with the Golden State Acquisition totalled $7.7 million for the nine months ended September 30, 1999, including severance for terminated California Federal employees, expenses for California Federal branch closures, and conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period. No such expenses were incurred during the third quarter of 1999.

       During the third quarter of 1999, the Company recorded fair value and other adjustments to reduce intangible assets in the Golden State Acquisition by $16.6 million, $18.1 million and $12.4 million related to (i) previously accrued severance and contract termination costs (which had not been utilized upon completion of the integration plan), (ii) a "true-up" adjustment of the deferred tax asset and (iii) the purchase price, respectively.

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

(3)    CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS

       Cash paid for interest on deposits and other interest-bearing liabilities during the nine months ended September 30, 1999 and 1998 was $1.7 billion and $1.2 billion, respectively.

       During the nine months ended September 30, 1999, noncash activity consisted of transfers of $227.1 million from loans receivable to mortgage-backed securities upon the securitization of certain of the Bank's single-family loans, transfers of $108.1 million from loans held for sale (at lower of cost or market) to loans receivable, transfers

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

of $81.0 million from loans receivable and loans held for sale to foreclosed real estate and $8.4 million of loans made to facilitate sales of real estate owned.

       Noncash activity during the nine months ended September 30, 1999 also included (i) a reduction of $18.9 million in previously accrued severance and contract termination costs, (ii) an $18.1 million "true-up" adjustment of the deferred tax asset and $12.4 million in purchase price adjustments related to the Golden State Acquisition, (iii) an increase of $238 thousand in additional paid-in capital reflecting the impact of 56,908 shares of Golden State restricted common stock issued during the quarter and (iv) an increase of $66.4 million in retained earnings related to an adjustment of the initial dividend of tax benefits due to parent upon the Company's deconsolidation from its tax reporting group as a result of the Golden State Acquisition.

       During the nine months ended September 30, 1998, noncash activity consisted of transfers of $85.3 million from loans receivable to foreclosed real estate, $5.9 million of loans made to facilitate sales of real estate owned, transfers of $3.2 million from loans held for sale (at lower of cost or market) to mortgage-backed securities available for sale and $1.9 billion from loans receivable to mortgage-backed securities held to maturity upon the securitization of certain of the Company's multi-family loans. Noncash activity also included a $267.9 million dividend related to the Company's deconsolidation from its tax reporting group as a result of the Golden State Acquisition, the issuance of additional FN Holdings Preferred Stock through Preferred Stock dividends of $0.6 million, and the retirement of FN Holdings Preferred Stock of $25.0 million.

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

                                       NINE MONTHS ENDED SEPTEMBER 30,           THREE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------------      ------------------------------------
                                    Community       Mortgage                   Community     Mortgage
                                     Banking         Banking        Total       Banking       Banking       Total
                                     -------         -------        -----       -------       -------       -----
                                                                      (in thousands)
Net interest income: (1)
1999                                $ 936,198      $  40,562      $ 976,760    $ 297,816     $ 16,710     $ 314,526
1998                                  559,624         36,286        595,910      197,720       13,606       211,326

Noninterest income: (2)
1999                                $ 189,278      $ 164,678      $ 353,956    $  68,077     $ 46,701     $ 114,778
1998                                  228,353        156,417        384,770      147,397       52,465       199,862

Noninterest expense: (3)
1999                                $ 564,563      $ 132,341      $ 696,904    $ 178,943     $ 40,893     $ 219,836
1998                                  377,363        123,361        500,724      151,768       44,940       196,708

----------------------
  (1) Includes $84.7 million and $71.7 million for the nine months ended September 30, 1999 and 1998, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $184.9 million and $140.5 million for the nine months ended September 30, 1999 and 1998, respectively, in interest income and expense on intercompany loans. Includes $27.4 million and $26.0 million for the three months ended September 30, 1999 and 1998, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $60.8 million and $46.4 million for the three months ended September 30, 1999 and 1998, respectively, in interest income and expense on intercompany loans.

                                              (Footnotes continued on next page)

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

  (2) Includes $36.8 million and $23.2 million for the nine months ended September 30, 1999 and 1998, respectively, in intercompany servicing fees. Includes $11.6 million and $8.4 million for the three months ended September 30, 1999 and 1998, respectively, in intercompany servicing fees.
  (3) Includes $3.5 million in each of the nine-month periods ended September 30, 1999 and 1998 in intercompany noninterest expense. Includes $1.2 million in each of the three-month periods ended September 30, 1999 and 1998 in intercompany noninterest expense.

       The following reconciles the above table to the amounts shown on the consolidated financial statements for the nine and three months ended September 30, 1999 and 1998 (in thousands):

                                                   NINE MONTHS ENDED SEPTEMBER 30,    THREE MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------     -------------------------------
                                                       1999              1998             1999             1998
                                                       ----              ----             ----             ----
Net interest income:
Total net interest income for reportable
   segments                                        $  976,760        $  595,910       $  314,526        $  211,326
Elimination of intersegment net interest income       (84,656)          (71,680)         (27,434)          (26,023)
                                                   ----------        ----------       ----------        ----------
     Total                                         $  892,104        $  524,230       $  287,092        $  185,303
                                                   ==========        ==========       ==========        ==========

Noninterest income:
Total noninterest income for reportable segments   $  353,956        $  384,770       $  114,778        $  199,862
Elimination of intersegment servicing fees            (36,772)          (23,173)         (11,632)           (8,437)
                                                   ----------        ----------       ----------        ----------
     Total                                         $  317,184        $  361,597       $  103,146        $  191,425
                                                   ==========        ==========       ==========        ==========

Noninterest expense:
Total noninterest expense for reportable
   segments                                        $  696,904        $  500,724       $  219,836        $  196,708
Elimination of intersegment expense                    (3,480)           (3,480)          (1,160)           (1,160)
                                                   ----------        ----------       ----------        ----------
     Total                                         $  693,424        $  497,244       $  218,676        $  195,548
                                                   ==========        ==========       ==========        ==========

(5)    REDEMPTION OF FN HOLDINGS NOTES

       On May 15, 1999, GS Holdings redeemed the remaining $225 thousand aggregate principal amount of the FN Holdings 12 1/4% Senior Notes for an aggregate redemption price, including accrued interest payable, of $252.6 thousand. The premium paid in connection with such redemption was not material.

(6)    REFINANCING TRANSACTIONS

       On August 6, 1998,  GS Escrow  Corp.  ("GS  Escrow"),  an affiliate of GS
Holdings, issued $2 billion in debt securities, referred to as the GS Escrow Notes. The GS Escrow Notes were issued to fund, in part, the cash tender offers, discussed below, that occurred following the Golden State Acquisition. Deferred issuance costs of $38.6 million related to the GS Escrow Notes are included in Golden State's other assets and are being amortized over the life of such notes.

       On August 17, 1998, FN Holdings commenced cash tender offers (the "Bank Preferred Stock Tender Offers") for each of the Bank's two outstanding series of Bank Preferred Stock, which together had a total aggregate liquidation preference of $473.2 million. During the third quarter of 1998, 607,711 shares of the 10 5/8% Preferred Stock and 1,432,937 shares of the 11 1/2% Preferred Stock were purchased for an aggregate purchase price of $227.3 million. The net tender premiums and expenses paid in connection with the Bank Preferred Stock Tender Offers totalled $19.5 million and are reflected as minority interest expense on the Company's consolidated statements of income for the three and nine months ended September 30, 1998.

       On September 14, 1998, GS Holdings commenced cash tender offers for the FN Holdings Notes, which had an aggregate principal amount of $915 million. On September 17, 1998, GS Holdings purchased $735.8 million aggregate principal amount of the FN Holdings Notes for an aggregate purchase price, including accrued interest payable, of $902.5 million. The after-tax tender premiums and expenses paid in connection with the Debt Tender Offers totalled $80.0 million and are reflected as an extraordinary loss, net of taxes, on the Company's consolidated

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

statements of income for the three and nine months ended September 30, 1998.

       For additional information regarding the Refinancing Transactions, refer to note 5 of the "Notes to Consolidated Financial Statements" in the Company's 1998 Form 10-K.

(7)    ACCRUED TERMINATION AND FACILITIES COSTS

       In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (i) branch consolidations due to duplicate facilities; (ii) employee severance and termination benefits due to a planned reduction in force; and (iii) expenses incurred under a contractual obligation to terminate services provided by outside service providers (principally relating to data processing expenses). The merger and integration plan relative to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income. The table below reflects a summary of the activity in the liability for the costs related to such plan since December 31, 1998 (in thousands):


                                                                 Severance and
                                                 Branch           Termination          Contract
                                             Consolidations         Benefits          Termination          Total
                                             --------------         --------          -----------          -----
Balance at December 31, 1998                   $ 29,870             $ 33,480            $ 11,815         $ 75,165
       Additional liabilities recorded            2,322                  --                   --            2,322
       Charges to liability account              (3,648)              (3,626)             (8,499)         (15,773)
                                               --------             --------            --------         --------
Balance at March 31, 1999                        28,544               29,854               3,316           61,714
       Additional liabilities recorded            2,573                   --                  --            2,573
       Charges to liability account              (3,873)                  --                (821)          (4,694)
                                               --------             --------            --------         --------
Balance at June 30, 1999                         27,244               29,854               2,495           59,593
       Additional liabilities recorded            4,356                   56                  --            4,412
       Charges to liability account              (3,911)                (458)               (203)          (4,572)
       Reversal of accrual                           --              (16,641)             (2,267)         (18,908)
                                               --------             --------            --------         --------
Balance at september 30, 1999                  $ 27,689             $ 12,811            $     25         $ 40,525
                                               ========             ========            ========         ========

(8)    INCOME TAXES

       In connection with the Golden State Merger on September 11, 1998, the Company deconsolidated from the Mafco Group. As a result, only the amount of the net operating losses ("NOLs") of the Company not utilized by the Mafco Group on or before December 31, 1998 are available to offset taxable income of the Company thereafter.

       Based upon the actual filing of the Mafco Group and GS Holdings 1998 consolidated federal income tax returns during the third quarter of 1999, tax benefits of $79.0 million were recognized. The tax benefit is fully offset by an increase in minority interest expense, since under the Golden State Merger agreement, the tax benefits from any NOLs and other tax attributes of Parent Holdings and its subsidiaries are retained by First Gibraltar and Hunter's Glen.

       In addition, the Company recorded an adjustment of $66.4 million to reduce the initial dividend of tax benefits to parent due to its deconsolidation from the Mafco Group, which was recorded as an increase to retained earnings during the third quarter of 1999.

(9)    MINORITY INTEREST

       On April 1, 1999, GS Holdings redeemed all of the remaining 607,299 outstanding shares of the Bank's 10 5/8% Preferred Stock not already owned by it for $105.313 per share, for a total redemption price of $63.9 million. This transaction reduced minority interest by $60.7 million on the Company's consolidated balance sheet and resulted in a charge of $3.2 million to minority interesst expense.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

       On September 1, 1999, GS Holdings redeemed all of the remaining 318,341 outstanding shares of the Bank's 11 1/2% Preferred Stock not already owned by it for $105.75 per share, for a total redemption price of $33.7 million. This transaction reduced minority interest by $31.8 million on the Company's consolidated balance sheet and resulted in a charge of $1.8 million to minority interest expense.

       During the third quarter of 1999, minority interest expense of $79.0 million was recorded based upon changes to estimated pre-merger tax benefits retained by Parent Holdings. This amount was fully offset by an income tax benefit in the same period. See note 8.

(10)   STOCKHOLDER'S EQUITY

       Cash dividends on the FN Holdings Preferred Stock totalled $0.5 million during the nine months ended September 30, 1998. As the FN Holdings Preferred Stock was redeemed in 1998, there were no preferred dividends during the nine months ended September 30, 1999. Dividends on common stock totalled $105.0 million and $377.1 million during the nine months ended September 30, 1999 and 1998, respectively. The 1998 amount included $267.9 million related to the Company's deconsolidation from its tax reporting group as a result of the Golden State Merger.

       During the third quarter of 1999, the Company received a capital contribution from its parent of $10.0 million. In addition, the Company also recorded an adjustment to the purchase price in the Golden State Acquisition of $12.4 million. See note 2.

       During the third quarter of 1999, the Company recorded a $66.4 million increase in retained earnings representing an adjustment to reduce the initial dividend of tax benefits to parent upon the Company's deconsolidation from its tax reporting group on September 11, 1998. See note 8.

(11)   EXECUTIVE AND STOCK COMPENSATION

       In connection with the Golden State Acquisition, the Bank is administering stock option plans that provided for the granting of options of Golden State Common Stock to employees and directors. Upon the consummation of the merger on September 11, 1998, substantially all options outstanding became exercisable. All pre-merger stock option plans have expired as to the granting of additional options. During the three and nine months ended September 30, 1999, a total of 149,226 and 506,243 options, respectively, were exercised and 57,500 and 230,000 options, respectively, expired under these plans.

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

       On May 18, 1999, Golden State granted to its employees non-qualified stock options equivalent to 1,293,000 shares of its common stock at a price of $23.50 per share under the Stock Plan. During the three month period ending September 30, 1999, Golden State granted additional non-qualified stock options equivalent to 59,000 shares of common stock at a price of $23.50 per share under the Stock Plan. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the three and nine months ended September 30, 1999, in accordance with the intrinsic value accounting methodology prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of Golden State's common stock at the measurement date over the exercise price of the award.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

       At September 30, 1999, options to exercise an equivalent of 2,609,544 shares remained outstanding under all plans.

       On May 17, 1999, the Golden State Bancorp Inc. Executive Compensation Plan (ECP) was approved, providing for performance-based incentive awards to senior executives of the Company. Awards may be paid in cash; however up to 50% may be payable in restricted stock granted under the Stock Plan discussed above.

       On July 19, 1999, the Company awarded to certain of its employees 56,908 shares of restricted stock. The market value on the date of the award was $22.38 per share. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. The compensation expense related to this award is recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During the three and nine months ended September 30, 1999, $0.2 million in compensation expense was recognized related to such award.

(12)   NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     SFAS No. 133 applies to all entries and amends SFAS No. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. SFAS No. 133 supersedes FASB Statements No. 80, ACCOUNTING FOR FUTURES CONTRACTS, No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, and No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, INTENTIONS, BELIEFS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE THE COMPANY'S STATEMENTS REGARDING LIQUIDITY, PROVISION FOR LOAN LOSSES, CAPITAL RESOURCES AND ANTICIPATED EXPENSE LEVELS IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". IN ADDITION, IN THOSE AND OTHER PORTIONS OF THIS DOCUMENT, THE WORDS "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", AND OTHER SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED OR EXPECTED. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE: (I) CHANGES IN LEVELS OF MARKET INTEREST RATES, (II) CHANGES IN THE CALIFORNIA ECONOMY OR CALIFORNIA REAL ESTATE VALUES, (III) CHANGES IN THE LEVEL OF MORTGAGE LOAN PREPAYMENTS, (IV) CHANGES IN FEDERAL BANKING LAWS AND REGULATIONS, (V) DIFFICULTIES, DELAYS, OR UNANTICIPATED COSTS RELATED TO ADDRESSING YEAR 2000 ISSUES, INCLUDING THOSE ARISING FROM THE COMPANY'S CUSTOMERS AND SUPPLIERS, (VI) ACTIONS BY THE COMPANY'S COMPETITORS, AND (VII) THE RISKS DESCRIBED IN THE "RISK FACTORS" SECTION INCLUDED IN THE REGISTRATION STATEMENT ON FORM S-1 FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 29, 1998 (FILE NO. 333-64597) AND DECLARED EFFECTIVE ON NOVEMBER 12, 1998. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT.

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

       NET INCOME

       GS Holdings reported net income for the nine months ended September 30, 1999 of $246.8 million compared with net income of $339.7 million for the corresponding period in 1998. Net income for the nine months ended September 30, 1999 includes a $16.3 million pre-tax gain from the Servicing Sale, $5.0 million in minority interest expense related to the redemption of the Bank Preferred Stock and a $2.3 million pre-tax gain from the sale of branches. Net income on a core basis, excluding these items, totalled $241.0 million for the nine months ended September 30, 1999. Net income for the nine months ended September 30, 1998 includes (i) a $250 million reduction of the valuation allowance related to the Company's deferred tax asset, (ii) a $108.9 million pre-tax gain from the Florida Branch Sale, (iii) $31.9 million in merger and integration costs (including severance, conversion and consolidation costs) incurred in connection with the Golden State Acquisition, (iv) an $80 million extraordinary loss on early extinguishment of debt, net and (v) $19.5 million in minority interest expense related to the Bank Preferred Stock Tender Offers. Without consideration of these items, net income for the nine months ended September 30, 1998 would have been $144.7 million.

       GS Holdings reported net income for the three months ended September 30, 1999 of $87.2 million compared with net loss of $23.3 million for the corresponding period in 1998. Net income for the three months ended September 30, 1999 includes $1.8 million in minority interest expense related to the redemption of the 11 1/2% Bank Preferred Stock and a $2.3 million pre-tax gain from the sale of branches. Net income on a core basis, excluding these two items, totalled $87.6 million for the three months ended September 30, 1999. The net loss for the three months ended September 30, 1998 includes (i) a $108.9 million pre-tax gain from the Florida Branch Sale, (ii) $31.1 million in merger and integration costs (including severance, conversion and consolidation costs) incurred in connection with the Golden State Acquisition, (iii) an $80 million extraordinary loss on early extinguishment of debt, net and (iv) $19.5 million in minority interest expense related to the Bank Preferred Stock Tender Offers. Without consideration of these items, net income for the three months ended September 30, 1998 would have been $31.2 million.

       FINANCIAL CONDITION

       During the nine months ended September 30, 1999, consolidated total assets increased $0.9 billion, to $55.7 billion from December 31, 1998, and total liabilities increased from $52.5 billion to $53.5 billion.

       During the nine months ended September 30, 1999, stockholder's equity increased $2.4 million to $1.7 billion. The increase in stockholder's equity is principally the net result of $246.8 million in net income for the period, a $66.4 million adjustment to reduce the initial dividend of tax benefits to parent due to deconsolidation, a $10.0 million contribution from parent and $2.0 million from the exercise of stock options, partially offset by a $205.6 net unrealized loss on securities available for sale, $105.0 million in common stock dividends and a $12.4 million reduction in the purchase price of the Golden State Acquisition. See note 10.

       The unrealized loss on securities available for sale is primarily a result of a decline in the value of the Company's mortgage-backed securities available for sale due to an increase in Treasury yields and wider spreads on private label collateralized mortgage obligations. This unrealized loss reflects general declines in the prices of fixed-rate instruments during the year as a consequence of rising interest rates, which led to a slowing of prepayment expectations and extended the expected lives of the mortgage-related securities in the portfolio. This unrealized loss represents a decline in the total mortgage-backed securities available for sale portfolio of less than 2%. However, this adjustment does not take into account market changes in the value of borrowings or deposits. At September 30, 1999, the market valuation adjustment of the offsetting borrowings would have been a positive $197.5 million. This does not include any increase in the value of deposits.

       GS Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $219 million at September 30, 1999 compared with $310 million at December 31, 1998. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.39% at September 30, 1999 from 0.57% at December 31, 1998.

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

       The contingency plan for the critical supply vendors was completed in mid-February 1999 and contingency plans were completed for all other material service providers by June 30, 1999. The Y2K weekend (January 1 and 2, 2000) support plan for applications maintained in-house was completed by September 30, 1999. In addition, contingency plans for critical business areas to address liquidity, customer communications, operations issues and potential failures surrounding the Year 2000 event were completed by September 30, 1999.

       It is currently expected that costs related to making the Company's computer systems, applications and facilities Year 2000 compliant will total approximately $17.6 million over the years 1997 to 2000. Of this amount, $15.9 million has been incurred since the inception of the Year 2000 project through September 30, 1999. Noninterest expense for the three and nine months ended
September 30, 1999 included approximately $1.5 million and $6.1 million, respectively, in connection with the Company's Year 2000 efforts.

       For additional information regarding the Year 2000 issue, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" in the Company's 1998 Form 10-K.

RESULTS OF OPERATIONS

       NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

       The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.

                                                                   Nine Months Ended September 30, 1999
                                                                   ------------------------------------
                                                                   Average                      Average
                                                                   Balance       Interest         Rate
                                                                   -------       --------         ----
                                                                          (dollars in millions)

ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,571       $   70           5.97%
     Mortgage-backed securities available for sale                  13,623          645           6.32
     Mortgage-backed securities held to maturity                     2,471          138           7.44
     Loans held for sale, net                                        1,939           96           6.60
     Loans receivable, net                                          31,427        1,722           7.31
     FHLB stock                                                      1,100           43           5.24
                                                                   -------       ------
         Total interest-earning assets                              52,131        2,714           6.94
Noninterest-earning assets                                           3,748       ------
                                                                   -------
         Total assets                                              $55,879
                                                                   =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                      $24,104          667           3.70
     Securities sold under agreements to repurchase (3)              4,826          188           5.14
     Borrowings (3)                                                 23,469          967           5.51
                                                                   -------       ------
         Total interest-bearing liabilities                         52,399        1,822           4.65
Noninterest-bearing liabilities                                      1,210       ------
Minority interest                                                      551
Stockholder's equity                                                 1,719
                                                                   -------
         Total liabilities, minority interest
            and stockholder's equity                               $55,879
                                                                   =======
Net interest income                                                              $  892
                                                                                 ======
Interest rate spread                                                                              2.29%
                                                                                                 =====
Net interest margin                                                                               2.27%
                                                                                                 =====

Return on average assets                                                                          0.59%
                                                                                                 =====
Return on average common equity                                                                  19.14%
                                                                                                 =====
Return on average total equity                                                                   19.14%
                                                                                                 =====
Average equity to average assets                                                                  3.08%
                                                                                                 =====


                                                                    Nine Months Ended September 30, 1998
                                                               --------------------------------------------
                                                               Average                              Average
                                                               Balance         Interest              Rate
                                                               -------         --------              ----
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):

     Securities and interest-bearing deposits in banks (2)     $ 1,180            $   66             7.48%
     Mortgage-backed securities available for sale               6,661               294             5.89
     Mortgage-backed securities held to maturity                 1,396                80             7.64
     Loans held for sale, net                                    1,585                85             7.16
     Loans receivable, net                                      20,089             1,170             7.77
     FHLB Stock                                                    519                22             5.78
                                                               -------            ------
         Total Interest-earning Assets                          31,430             1,717             7.29
                                                                                  ------
Noninterest-earning Assets                                       3,315
                                                               -------
         Total Assets                                          $34,745
                                                               =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:

     Deposits                                                  $16,670               546             4.38
     Securities sold under agreements to repurchase              2,510               106             5.59
     Borrowings (3)                                             11,669               541             6.20
                                                               -------            ------
         Total interest-bearing liabilities                     30,849             1,193             5.17
                                                                                  ------
Noninterest-bearing liabilities                                  1,497
Minority interest                                                  966
Stockholder's Equity                                             1,433
                                                               -------
         Total liabilities, minority interest
            and stockholder's equity                           $34,745
                                                               =======
Net interest income                                                               $  524
                                                                                  ======
Interest rate spread                                                                                 2.12%
                                                                                                    =====
Net interest margin                                                                                  2.21%
                                                                                                    =====

Return on average assets                                                                             1.30%
                                                                                                    =====
Return on average common equity                                                                     31.69%
                                                                                                    =====
Return on average total equity                                                                      31.60%
                                                                                                    =====
Average equity to average assets                                                                     4.12%
                                                                                                    =====

  -------------------
  (1) Non-performing assets are included in the average balances for the periods indicated.
  (2) The information presented includes securities held to maturity, securities available for sale and interest-bearing deposits in other banks.
  (3)  Interest and average rate include the impact of interest rate swaps.

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

                                                                Nine Months Ended September 30, 1999 vs.1998
                                                                        Increase (Decrease) Due To
                                                                --------------------------------------------
                                                                  Volume           Rate                 Net
                                                                  ------           ----                 ---
                                                                              (in millions)
INTEREST INCOME:

     Securities and interest-bearing deposits in banks            $   10            $ (6)              $  4
     Mortgage-backed securities available for sale                   327              24                351
     Mortgage-backed securities held to maturity                      60              (2)                58
     Loans held for sale, net                                         17              (6)                11
     Loans receivable, net                                           617             (65)               552
     FHLB stock                                                       23              (2)                21
                                                                  ------            ----               ----
               Total                                               1,054             (57)               997
                                                                  ------            ----               ----

INTEREST EXPENSE:

     Deposits                                                        185             (64)               121
     Securities sold under agreements to repurchase                   90              (8)                82
     Borrowings                                                      479             (53)               426
                                                                  ------            ----               ----
               Total                                                 754            (125)               629
                                                                  ------            ----               ----
                     Change in net interest income                $  300            $ 68               $368
                                                                  ======            ====               ====



       The volume variances in total interest income and total interest expense for the nine months ended September 30, 1999 compared to the corresponding period in 1998 are largely due to the additional volume related to the Golden State Acquisition, increased purchases of mortgage-backed securities funded with FHLB advances and the assumption of debt securities from the GS Escrow Merger (the "GS Holdings Notes"), partially offset by $1.4 billion in deposits sold in the Florida Branch Sale and borrowings repurchased as part of the Refinancing Transactions. The positive total rate variance of $68 million is primarily attributed to the lower cost of funds on deposits, lower interest rates paid on new borrowings (including the Refinancing Transactions), the lower costing liabilities assumed in the Golden State Acquisition, premium amortization associated with prepayments of variable-rate mortgage-backed securities in 1998 and higher market rates on mortgage-backed securities purchased in 1999 and 1998, partially offset by prepayments of higher rate interest-earning assets, primarily loans, in 1999.

       INTEREST INCOME. Total interest income was $2.7 billion for the nine months ended September 30, 1999, an increase of $996.9 million from the nine months ended September 30, 1998. Total interest-earning assets for the nine months ended September 30, 1999 averaged $52.1 billion, compared to $31.4 billion for the corresponding period in 1998, primarily as a result of the Golden State Acquisition. The yield on total interest-earning assets during the nine months ended September 30, 1999 decreased to 6.94% from 7.29% for the nine months ended September 30, 1998, primarily due to prepayments of higher rate loans which were replaced with lower yielding originations and the repricing of variable-rate loans, partially offset by purchases of mortgage-backed securities and additions from the Golden State Acquisition of mortgage-backed securities with higher market yields.

       GS Holdings earned $1.7 billion of interest income on loans receivable for the nine months ended September 30, 1999, an increase of $552.0 million from the nine months ended September 30, 1998. The average balance of loans receivable was $31.4 billion for the nine months ended September 30, 1999, compared to $20.1 billion for the same period in 1998. The weighted average rate on loans receivable decreased to 7.31% for the nine months ended September 30, 1999 from 7.77% for the nine months ended September 30, 1998, primarily due to comparatively lower market rates in 1999. The increase in the average volume is primarily due to the addition of $14.6 billion in loans acquired in the Golden State Acquisition.

       GS Holdings earned $96.0 million of interest income on loans held for sale for the nine months ended September 30, 1999, an increase of $10.9 million from the nine months ended September 30, 1998. The average balance of loans held for sale was $1.9 billion for the nine months ended September 30, 1999, an increase of $354 million from the comparable period in 1998, primarily due to increased originations and longer holding periods for jumbo loans during the nine months ended September 30, 1999. The weighted average rate on loans held for sale decreased to 6.60% for the nine months ended September 30, 1999 from 7.16% for the nine months ended September 30, 1998, primarily due to declining market rates.

       Interest income on mortgage-backed securities available for sale was $645.5 million for the nine months ended September 30, 1999, an increase of $351.4 million from the nine months ended September 30, 1998. The average portfolio balances increased $7.0 billion, to $13.6 billion, for the nine months ended September 30, 1999 compared to the same period in 1998. The weighted average yield on these assets increased from 5.89% for the nine months ended September 30, 1998 to 6.32% for the nine months ended September 30, 1999. The increase in the volume and the weighted average yield is primarily due to premium amortization associated with prepayments of variable-rate securities in 1998, purchases of mortgage-backed securities and additions of $2.4 billion from the Golden State Acquisition with higher market yields.

       Interest income on mortgage-backed securities held to maturity was $137.8 million for the nine months ended September 30, 1999, an increase of $57.8 million from the nine months ended September 30, 1998. The average portfolio balance increased $1.1 billion, to $2.5 billion, for the nine months ended September 30, 1999 compared to the same period in 1998, primarily attributed to the addition of $1.9 billion of the Bank's multi-family loans securitized with FNMA with a weighted average rate of 7.39% during September of 1998. The weighted average rates for the nine months ended September 30, 1999 and 1998 were 7.44% and 7.64%, respectively.

       Interest income on securities and interest-bearing deposits in other banks was $70.4 million for the nine months ended September 30, 1999, an increase of $4.2 million from the nine months ended September 30, 1998. The average portfolio balance increased from $1.2 billion for the nine months ended September 30, 1998 to $1.6 billion for the nine months ended September 30, 1999. The decrease in the weighted average rate from 7.48% for the nine months ended September 30, 1998 to 5.97% for the nine months ended September 30, 1999 is primarily due to a decline in market interest rates, as well as $19.8 million in interest income received in September 1998 on a $193.0 million federal income tax refund related to Old California Federal.

       Dividends on FHLB stock were $43.1 million for the nine months ended September 30, 1999, an increase of $20.7 million from the nine months ended September 30, 1998, due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances as well as the Golden State Acquisition. The average balance outstanding during the nine months ended September 30, 1999 and 1998 was $1.1 billion and $.5 billion, respectively. The weighted average rate on FHLB stock decreased to 5.24% for the nine months ended September 30, 1999 from 5.78% for the nine months ended September 30, 1998, reflecting lower dividends declared by the FHLB.

       INTEREST EXPENSE. Total interest expense was $1.8 billion for the nine months ended September 30, 1999, an increase of $629.1 million from the nine months ended September 30, 1998. The increase is primarily the result of additional borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition, deposits assumed in the Nevada Purchase and the net impact of the Refinancing Transactions, including the assumption of the GS Holdings Notes.

       Interest expense on customer deposits, including brokered deposits, was $667.4 million for the nine months ended September 30, 1999, an increase of $121.7 million from the nine months ended September 30, 1998. The average balance of customer deposits outstanding increased from $16.7 billion for the nine months ended September 30, 1998 to $24.1 billion for the nine months ended September 30, 1999. The increase in the average balance is primarily a result of $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale, both of which occurred in the third quarter of 1998. In addition, $543 million in deposits at an average cost of 3.71% were assumed in the Nevada Purchase, which was consummated in April 1999. The overall weighted average cost of deposits declined to 3.70% for the nine months ended September 30, 1999 from 4.38% for the nine months ended September 30, 1998, primarily due to lower market interest rates and a change in the Bank's certificate of deposit pricing strategy, as well as the higher average balances of lower rate transaction accounts in 1999 compared to 1998 and the lower cost of funds on deposits assumed in the Golden State Acquisition and the Nevada Purchase.

       Interest expense on securities sold under agreements to repurchase totalled $188.1 million for the nine months ended September 30, 1999, an increase of $81.7 million from the nine months ended September 30, 1998. The average balance of such borrowings for the nine months ended September 30, 1999 and 1998 was $4.8 billion and $2.5 billion, respectively; such increase is primarily attributed to the Golden State Acquisition. The weighted average interest rate on these instruments decreased to 5.14% for the nine months ended September 30, 1999 from 5.59% for the nine months ended September 30, 1998, primarily due to a decrease in market rates on new borrowings in 1999 compared to 1998.

       Interest expense on borrowings totalled $967.1 million for the nine months ended September 30, 1999, an increase of $425.7 million from the nine months ended September 30, 1998. The average balance outstanding for the nine months ended September 30, 1999 and 1998 was $23.5 billion and $11.7 billion, respectively. The weighted average interest rate on these instruments decreased to 5.51% for the nine months ended September 30, 1999 from 6.20% for the nine months ended September 30, 1998, primarily due to lower prevailing market rates in 1999 and the net impact of the Refinancing Transactions. The higher volume includes the net impact of the Refinancing Transactions and the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition, as well as the increase in FHLB advances used to fund the purchases of mortgage-backed securities and to fund the sale of deposits in the Florida Branch Sale.

       NET INTEREST INCOME. Net interest income was $892.1 million for the nine months ended September 30, 1999, an increase of $367.9 million from the nine months ended September 30, 1998, primarily due to an increase in net interest-earning assets resulting from the Golden State Acquisition and an increase in the net interest margin. The interest rate spread increased to 2.29% for the nine months ended September 30, 1999 from 2.12% for the nine months ended September 30, 1998, primarily as a result of maturities and repayments of higher rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively lower rates. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, and gains on sales of assets, was $317.2 million for the nine months ended September 30, 1999, representing an increase of $62.1 million from the nine months ended September 30, 1998, excluding non-recurring gains on the sale of branches in each of the periods.

       Loan servicing fees, net of amortization of mortgage servicing rights, were $108.4 million for the nine months ended September 30, 1999, compared to $106.1 million for the nine months ended September 30, 1998. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $69.3 billion at September 30, 1998 to $72.3 billion at September 30, 1999. Incremental loan servicing fees were partially offset by amortization related to higher average MSR (as defined herein) basis in the nine months ended September 30, 1999. Servicing rights purchased in bulk transactions in prior years with lower average MSR basis are being replaced with current production which more closely approximates market rates which, when combined with recent higher prepayment speeds, results in a decline in the average yield on the portfolio.

       Customer banking fees were $138.8 million for the nine months ended September 30, 1999 compared to $79.5 million for the nine months ended September 30, 1998. The increase is primarily attributed to the impact of revenues from the retail banking operations acquired in the Golden State Acquisition and deposits assumed in the Nevada Purchase, partially offset by the impact of the Florida Branch Sale. In addition, management has placed increased emphasis on transaction account growth since the Golden State Acquisition, which has generated additional fee income.

       Gain on sale of loans totalled $25.4 million for the nine months ended September 30, 1999, a decrease of $24.6 million from the nine months ended September 30, 1998. The decrease includes adjustments of $11.4 million recorded during the second and third quarters of 1999 to reflect the lower of cost or market valuation on residential loans held for sale during the nine months ended September 30, 1999. In addition, gains attributed to early payoffs of commercial loans with unamortized discounts were $3.7 million higher in 1998 compared to 1999. During the nine months ended September 30, 1999, California Federal sold $8.7 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $6.3 billion of such sales for the corresponding period in 1998.

       Net gain on sale of assets totalled $18.3 million for the nine months ended September 30, 1999, an increase of $18.1 million from the nine months ended September 30, 1998, primarily attributed to the Servicing Sale.

       Net gain on sale of branches was $2.3 million for the nine months ended September 30, 1999 compared to $108.8 million for the same period in 1998. The gain in 1999 relates to the sale of the Eureka and Ukiah branches (with deposits of $70.1 million) to Humboldt Bank. The gain in 1998 is primarily attributed to the Florida Branch Sale in the third quarter.

       Other noninterest income was $24.0 million for the nine months ended September 30, 1999 compared to $17.0 million for the nine months ended September 30, 1998. The increase in 1999 is primarily attributed to the receipt of a sales and use tax refund and an increase in disbursement float income.

       NONINTEREST EXPENSE. Total noninterest expense was $693.4 million for the nine months ended September 30, 1999, an increase of $196.2 million compared to the nine months ended September 30, 1998. The variance between the two periods is primarily attributed to the Golden State Acquisition. Noninterest expense for the nine months ended September 30, 1999 included increases of $98.5 million in compensation, $39.8 million in occupancy and equipment, $16.4 million in goodwill amortization attributed to the Golden State Acquisition and the Nevada Purchase, and an additional $37.8 million in other noninterest expense, all primarily as a result of the Golden State Acquisition. These increases were partially offset by a $24.2 million decrease in merger and integration costs incurred in connection with the Golden State Acquisition, as the majority of these costs were incurred in 1998.

       Compensation and employee benefits expense was $299.2 million for the nine months ended September 30, 1999, an increase of $98.5 million from the nine months ended September 30, 1998. The increase is primarily attributed to the Golden State Acquisition.

       Occupancy and equipment expense was $104.9 million and $65.1 million for the nine months ended September 30, 1999 and 1998, respectively. This increase reflects the effects of the Golden State Acquisition as well as $8.6 million of adjustments in 1999 to previously established accruals for vacant facilities that are not expected to be recurring.

       Loan expense was $29.2 million for the nine months ended September 30, 1999, a decrease of $4.6 million from the nine months ended September 30, 1998. The decrease is primarily attributed to an increase in FAS 91 deferred origination costs due to higher loan production activity during the nine months ended September 30, 1999 compared to the same period in 1998.

       Professional fees were $39.8 million and $30.8 million for the nine months ended September 30, 1999 and 1998, respectively. The increase was primarily a result of the Golden State Acquisition.

       Marketing expense was $24.1 million and $12.0 million for the nine months ended September 30, 1999 and 1998, respectively. The increase was primarily a result of the Golden State Acquisition.

       Data  processing  fees  were  $17.8  million  for the nine  months  ended
September 30, 1999, an increase of $7.5 million from the nine months ended September 30, 1998. The increase is primarily attributed to expenses incurred in connection with the Year 2000 project.

       Merger and integration costs were $7.7 million and $31.9 million for the nine months ended September 30, 1999 and 1998, respectively, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. The majority of such costs were incurred in 1998 and management does not expect to incur any significant additional merger and integration costs from this transaction.

       Amortization of intangible assets was $52.8 million for the nine months ended September 30, 1999, an increase of $16.4 million from the nine months ended September 30, 1998, primarily attributed to the goodwill recorded in connection with the Golden State Acquisition and the Nevada Purchase.

       Other noninterest expense was $112.1 million in 1999 compared to $74.4 million in 1998, primarily attributed to increased operations as a result of the Golden State Acquisition. In addition, results for the nine months ended September 30, 1999 include $6.2 million in operating expenses related to back office support; such charges are not expected to be recurring.

       PROVISION FOR INCOME TAX. During the nine months ended September 30, 1999 and 1998, GS Holdings recorded income tax expense of $151.7 million and an income tax benefit of $143.1 million, respectively. GS Holdings' effective Federal tax rate was 22% and (51)% during the nine months ended September 30, 1999 and 1998, respectively, while its statutory Federal tax rate was 35% during both periods. For the period ended September 30, 1999, the difference between the effective and statutory rates was primarily the result of adjustments related to pre-merger tax benefits, in the form of net operating loss carryovers and other items, which are retained by the previous owners of FN Holdings. To the extent these tax benefits are recognized, there is a reduction in income tax expense, which is offset by an increase in minority interest: provision in lieu of income tax expense. Accordingly, during the nine months ended September 30, 1999, a tax benefit of $79.0 million was recognized, and a corresponding increase to minority interest was recorded. These adjustments resulted from 1998 tax filings late in the third quarter of 1999. For the nine month period ended September 30, 1998, the difference between the effective and statutory rates was primarily the result of a $250 million reduction in the deferred tax asset valuation allowance. GS Holdings' effective state tax rate was 8% and 11% during the nine months ended September 30, 1999 and 1998, respectively.

       MINORITY INTEREST. Minority interest for the nine months ended September 30, 1999 includes a $79.0 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings (see note 8), and $5.0 million in net premiums paid in connection with the redemption of the Bank Preferred Stock. Dividends on the Bank Preferred Stock that had not been acquired by GS Holdings and the REIT Preferred Stock totalling $1.8 million and $34.2 million, respectively, were also recorded during the nine months ended September 30, 1999. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $14.4 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $380.7 million in Bank Preferred Stock purchased by GS Holdings in connection with the Refinancing Transactions in the third and fourth quarters of 1998, as well as the $60.7 million redeemed on April 1, 1999 and the $31.8 million redeemed on September 1, 1999. Minority interest for the nine months ended September 30, 1999 also includes a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

       Minority interest for the nine months ended September 30, 1998 includes $19.5 million in net premiums and expenses paid in connection with the Bank Preferred Stock Tender Offers. During the nine months ended September 30, 1998, minority interest includes dividends on the Bank Preferred Stock, and the REIT Preferred Stock of $37.7 million, and $34.2 million, respectively. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $7.7 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest also includes a $1.7 million benefit representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

       THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1998

       The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.

                                                                Three Months Ended September 30, 1999
                                                                -------------------------------------
                                                                 Average                      Average
                                                                 Balance         Interest       Rate
                                                                 -------         --------       ----
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)       $ 1,623            $ 24        5.84%
     Mortgage-backed securities available for sale                13,918             222        6.38
     Mortgage-backed securities held to maturity                   2,303              42        7.28
     Loans held for sale, net                                      1,635              28        6.91
     Loans receivable, net                                        32,390             587        7.25
     FHLB stock                                                    1,137              15        5.22
                                                                 -------            ----
         Total interest-earning assets                            53,006             918        6.92
                                                                                    ----
Noninterest-earning assets                                         3,245
                                                                 -------
         Total assets                                            $56,251
                                                                 =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                    $24,060             223        3.68
     Securities sold under agreements to repurchase (3)            5,840              80        5.39
     Borrowings (3)                                               23,292             328        5.57
                                                                 -------            ----
         Total interest-bearing liabilities                       53,192             631        4.70
                                                                                    ----
Noninterest-bearing liabilities                                    1,091
Minority interest                                                    518
Stockholder's equity                                               1,450
                                                                 -------
         Total liabilities, minority interest
           and  stockholder's equity                             $56,251
                                                                 =======
Net interest income                                                                 $287
                                                                                    ====
Interest rate spread                                                                            2.22%
                                                                                               =====
Net interest margin                                                                             2.20%
                                                                                               =====

Return on average assets                                                                        0.62%
                                                                                               =====
Return on average common equity                                                                20.99%
                                                                                               =====
Return on average total equity                                                                 20.99%
                                                                                               =====
Average equity to average assets                                                                2.95%
                                                                                               =====


                                                                  Three Months Ended September 30, 1998
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance           Interest          Rate
                                                               -------           --------          ----
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)     $ 1,375              $ 35            10.11%
     Mortgage-backed securities available for sale               8,554               116             5.41
     Mortgage-backed securities held to maturity                 1,713                32             7.60
     Loans held for sale, net                                    1,455                27             7.38
     Loans receivable, net                                      21,361               408             7.67
     FHLB stock                                                    569                 8             5.50
                                                               -------              ----
         Total interest-earning assets                          35,027               626             7.15
                                                                                    ----
Noninterest-earning assets                                       5,265
                                                               -------
         Total assets                                          $40,292
                                                               =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY


Interest-bearing liabilities:
     Deposits                                                  $17,999               190             4.20
     Securities sold under agreements to repurchase              3,459                49             5.58
     Borrowings                                                 12,913               202             6.18
                                                               -------              ----
         Total interest-bearing liabilities                     34,371               441             5.09
                                                                                    ----
Noninterest-bearing liabilities                                  3,575
Minority interest                                                  949
Stockholder's equity                                             1,397
                                                               -------
         Total liabilities, minority interest
            and stockholder's equity                           $40,292
                                                               =======
Net interest income                                                                 $185
                                                                                    ====
Interest rate spread                                                                                 2.06%
                                                                                                    =====
Net interest margin                                                                                  2.16%
                                                                                                    =====

Return on average assets                                                                            (0.23)%
                                                                                                    =====
Return on average common equity                                                                     (6.66)%
                                                                                                    =====
Return on average total equity                                                                      (6.66)%
                                                                                                    =====
Average equity to average assets                                                                     3.47%
                                                                                                    =====

  -------------------
  (1) Non-performing assets are included in the average balances for the periods indicated.
  (2) The information presented includes securities held to maturity, securities available for sale and interest-bearing deposits in other banks.
  (3)  Interest and average rate include the impact of interest rate swaps.

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

                                                                 Three Months Ended September 30, 1999 vs. 1998
                                                                            Increase (Decrease) Due to
                                                                 ----------------------------------------------
                                                                 Volume                 Rate                Net
                                                                 ------                 ----                ---
                                                                                   (in millions)
INTEREST INCOME:
     Securities and interest-bearing deposits in banks           $  7                   $(18)              $(11)
     Mortgage-backed securities available for sale                 82                     24                106
     Mortgage-backed securities held to maturity                   11                     (1)                10
     Loans held for sale, net                                       3                     (2)                 1
     Loans receivable, net                                        199                    (20)               179
     FHLB stock                                                     7                     --                  7
                                                                 ----                   ----               ----
              Total                                               309                    (17)               292
                                                                 ----                   ----               ----
INTEREST EXPENSE:

     Deposits                                                      52                    (19)                33
     Securities sold under agreements to repurchase                33                     (2)                31
     Borrowings                                                   144                    (18)               126
                                                                 ----                   ----               ----
              Total                                               229                    (39)               190
                                                                 ----                   ----               ----
                  Change in net interest income                  $ 80                   $ 22               $102
                                                                 ====                   ====               ====

       The volume variances in total interest income and total interest expense for the three months ended September 30, 1999 compared to the corresponding period in 1998 are largely due to the additional volume related to the Golden State Acquisition, increased purchases of mortgage-backed securities funded with FHLB advances, the deposits assumed in the Nevada Purchase and the assumption of the GS Holdings Notes, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale and borrowings repurchased as part of the Refinancing Transactions. The positive total rate variance of $22 million is primarily attributed to lower interest rates paid on new borrowings (including the Refinancing Transactions), the lower cost of funds on deposits, the lower costing liabilities assumed in the Golden State Acquisition, higher market rates on mortgage-backed securities purchased in 1999 and 1998, and premium amortization associated with prepayments of variable-rate mortgage-backed securities in 1998, partially offset by prepayments of higher rate interest-earning assets, primarily loans, in 1999.

       INTEREST INCOME. Total interest income was $917.8 million for the three months ended September 30, 1999, an increase of $291.6 million from the three months ended September 30, 1998. Total interest-earning assets for the three months ended September 30, 1999 averaged $53.0 billion, compared to $35.0 billion for the corresponding period in 1998, primarily as a result of the Golden State Acquisition. The yield on total interest-earning assets during the three months ended September 30, 1999 decreased to 6.92% from 7.15% for the three months ended September 30, 1998, primarily due to prepayments of higher rate loans which were replaced with lower yielding originations and the repricing of variable-rate loans, partially offset by purchases of mortgage-backed securities and additions from the Golden State Acquisition of mortgage-backed securities with higher market yields.

       GS Holdings earned $587.1 million of interest income on loans receivable for the three months ended September 30, 1999, an increase of $178.6 million from the three months ended September 30, 1998. The average balance of loans receivable was $32.4 billion for the three months ended September 30, 1999, compared to $21.4 billion for the same period in 1998. The weighted average rate on loans receivable decreased to 7.25% for the three months ended September 30, 1999 from 7.67% for the three months ended September 30, 1998, primarily due to comparatively lower market rates in 1999. The increase in the average volume is primarily due to the addition of $14.6 billion in loans acquired in the Golden State Acquisition.

       GS Holdings earned $28.3 million of interest income on loans held for sale for the three months ended September 30, 1999, an increase of $1.4 million from the three months ended September 30, 1998. The average balance of loans held for sale was $1.6 billion for the three months ended September 30, 1999, an increase of $180 million from the comparable period in 1998, primarily due to increased originations and longer holding periods for jumbo loans during the three months ended September 30, 1999. The weighted average rate on loans held for sale decreased to 6.91% for the three months ended September 30, 1999 from 7.38% for the three months ended September 30, 1998.

       Interest income on mortgage-backed securities available for sale was $221.9 million for the three months ended September 30, 1999, an increase of $106.3 million from the three months ended September 30, 1998. The average portfolio balances increased $5.4 billion, to $13.9 billion, for the three months ended September 30, 1999 compared to the same period in 1998. The weighted average yield on these assets increased from 5.41% for the three months ended September 30, 1998 to 6.38% for the three months ended September 30, 1999. The increase in the volume and the weighted average yield is primarily due to purchases of mortgage-backed securities and additions of $2.4 billion from the Golden State Acquisition with higher market yields, and premium amortization associated with prepayments of variable rate securities in 1998.

       Interest income on mortgage-backed securities held to maturity was $41.9 million for the three months ended September 30, 1999, an increase of $9.3 million from the three months ended September 30, 1998. The average portfolio balance increased $590 million, to $2.3 billion, for the three months ended September 30, 1999 compared to the same period in 1998, primarily attributed to the addition of $1.9 billion of the Bank's multi-family loans securitized with FNMA with a weighted average rate of 7.39% during September 1998. The weighted average rates for the three months ended September 30, 1999 and 1998 were 7.28% and 7.60%, respectively.

       Interest income on securities and interest-bearing deposits in other banks was $23.7 million for the three months ended September 30, 1999, a decrease of $11.1 million from the three months ended September 30, 1998. The average portfolio balance increased from $1.4 billion for the three months ended September 30, 1998 to $1.6 billion for the three months ended September 30, 1999. The decrease in the weighted average rate from 10.11% for the three months ended September 30, 1998 to 5.84% for the three months ended September 30, 1999 is primarily due to $19.8 million in interest income received in September 1998 on a $193.0 million federal income tax refund related to Old California Federal.

       Dividends on FHLB stock were $15.0 million for the three months ended September 30, 1999, an increase of $7.1 million from the three months ended September 30, 1998, due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances as well as the Golden State Acquisition. The average balance outstanding during the three months ended September 30, 1999 and 1998 was $1.1 billion and $.6 billion, respectively. The weighted average rate on FHLB stock decreased to 5.22% for the three months ended September 30, 1999 from 5.50% for the three months ended September 30, 1998, reflecting lower dividends declared by the FHLB.

       INTEREST EXPENSE. Total interest expense was $630.7 million for the three months ended September 30, 1999, an increase of $189.8 million from the three months ended September 30, 1998. The increase is primarily the result of additional borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition, deposits assumed in the Nevada Purchase and the net impact of the Refinancing Transactions, including the assumption of the GS Holdings Notes.

       Interest expense on customer deposits, including brokered deposits, was $223.3 million for the three months ended September 30, 1999, an increase of $32.8 million from the three months ended September 30, 1998. The average balance of customer deposits outstanding increased from $18.0 billion for the three months ended September 30, 1998 to $24.0 billion for the three months ended September 30, 1999. The increase in the average balance is primarily a result of $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale, both of which occurred in the third quarter of 1998. In addition, $543 million in deposits at an average cost of 3.71% were assumed in the Nevada Purchase, which was consummated in April 1999. The overall weighted average cost of deposits declined to 3.68% for the three months ended September 30, 1999 from 4.20% for the three months ended September 30, 1998, primarily due to lower market interest rates and a change in the Bank's certificate of deposit pricing strategy, as well as the higher average balances of lower rate transaction accounts in 1999 compared to 1998 and the lower cost of funds on deposits assumed in the Golden State Acquisition.

       Interest expense on securities sold under agreements to repurchase totalled $80.5 million for the three months ended September 30, 1999, an increase of $31.1 million from the three months ended September 30, 1998. The average balance of such borrowings for the three months ended September 30, 1999 and 1998 was $5.8 billion and $3.5 billion, respectively; such increase is primarily attributed to the Golden State Acquisition. The weighted average interest rate on these instruments decreased to 5.39% for the three months ended September 30, 1999 from 5.58% for the three months ended September 30, 1998, primarily due to a decrease in market rates on new borrowings in 1999 compared to 1998.

       Interest expense on borrowings totalled $326.9 million for the three months ended September 30, 1999, an increase of $125.9 million from the three months ended September 30, 1998. The average balance outstanding for the three months ended September 30, 1999 and 1998 was $23.3 billion and $12.9 billion, respectively. The weighted average interest rate on these instruments decreased to 5.57% for the three months ended September 30, 1999 from 6.18% for the three months ended September 30, 1998, primarily due to lower prevailing market rates in 1999 and the net impact of the Refinancing Transactions. The higher volume includes the net impact of the Refinancing Transactions and the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition, as well as the increase in FHLB advances used to fund the purchases of mortgage-backed securities and to fund the sale of deposits in the Florida Branch Sale.

       NET INTEREST INCOME. Net interest income was $287.1 million for the three months ended September 30, 1999, an increase of $101.8 million from the three months ended September 30, 1998. The interest rate spread increased to 2.22% for the three months ended September 30, 1999 from 2.06% for the three months ended September 30, 1998, primarily as a result of maturities and repayments of higher rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively lower rates. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, and gains on sales of assets, was $103.1 million for the three months ended September 30, 1999, representing an increase of $18.3 million from the three months ended September 30, 1998, excluding non-recurring gains on the sale of branches in each of the periods.

       Loan servicing fees, net of amortization of mortgage servicing rights, were $38.1 million for the three months ended September 30, 1999, compared to $34.7 million for the three months ended September 30, 1998. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $69.3 billion at September 30, 1998 to $72.3 billion at September 30, 1999. Incremental loan servicing fees were partially offset by amortization related to higher average MSR basis in the three months ended September 30, 1999. Servicing rights purchased in bulk transactions in prior years with lower average MSR basis are being replaced with current production, which more closely approximates market rates which, when combined with recent higher prepayment speeds, results in a decline in the average yield on the portfolio.

       Customer  banking  fees were $47.5  million  for the three  months  ended
September  30,  1999  compared  to $28.3  million  for the  three  months  ended
September 30, 1998. The increase is primarily attributed to the impact of revenues from the retail banking operations acquired in the Golden State Acquisition and deposits assumed in the Nevada Purchase, partially offset by the impact of the Florida Branch Sale. In addition, management has placed increased emphasis on transaction account growth since the Golden State Acquisition, which has generated additional fee income.

       Gain on sale of loans totalled $4.9 million for the three months ended September 30, 1999, a decrease of $8.9 million from the three months ended September 30, 1998. The decrease includes an adjustment of $2.6 million recorded during the third quarter of 1999 to reflect the lower of cost or market valuation on residential loans held for sale during the quarter ended September 30, 1999. In addition, gains attributed to early payoffs of commercial loans with unamortized discounts were $3.1 million higher in 1999 compared to 1998. During the three months ended September 30, 1999, California Federal sold $2.9 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $1.8 billion of such sales for the corresponding period in 1998.

       Net gain on sale of assets totalled $3.2 million for the three months ended September 30, 1999, an increase of $2.8 million from the three months ended September 30, 1998.

       Net gain on sale of branches was $2.3 million for the three months ended September 30, 1999 compared to $108.9 million for the same period in 1998. The gain in 1999 relates to the sale of the Eureka and Ukiah branches (with deposits of $70.1 million) to Humboldt Bank. The gain in 1998 is primarily attributed to the Florida Branch Sale in the third quarter.

       NONINTEREST EXPENSE. Total noninterest expense was $218.7 million for the three months ended September 30, 1999, an increase of $23.1 million compared to the three months ended September 30, 1998. The variance between the two periods is primarily attributed to the Golden State Acquisition. Noninterest expense for the three months ended September 30, 1999 included increases of $24.3 million in compensation, $13.1 million in occupancy and equipment, $4.5 million in goodwill amortization attributed to the Golden State Acquisition and the Nevada Purchase, and an additional $9.1 million in other noninterest expense, all primarily as a result of the Golden State Acquisition. This increase was partially offset by a decline of $31.1 million in merger and integration costs incurred in 1998 in connection with the Golden State Acquisition.

       Compensation and employee benefits expense was $97.4 million for the three months ended September 30, 1999, an increase of $24.3 million from the three months ended September 30, 1998. The increase is primarily attributed to the Golden State Acquisition.

       Occupancy and equipment expense was $36.9 million and $23.8 million for the three months ended September 30, 1999 and 1998, respectively. This increase reflects the effects of the Golden State Acquisition, as well as $3.8 million of adjustments in 1999 to previously established accruals for vacant facilities.

       Merger and integration costs were $31.1 million for the three months ended September 30, 1998, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs were not incurred during the third quarter of 1999.

       Amortization of intangible assets was $17.6 million for the three months ended September 30, 1999, an increase of $4.5 million from the three months ended September 30, 1998, primarily attributed to the goodwill recorded in connection with the Golden State Acquisition and the Nevada Purchase.

       Other noninterest expense was $34.0 million in 1999 compared to $24.9 million in 1998, primarily attributed to increased operations as a result of the Golden State Acquisition.

       PROVISION FOR INCOME TAX. During the three months ended September 30, 1999 and 1998, GS Holdings recorded an income tax benefit of $3.0 million and income tax expense of $78.0 million, respectively. GS Holdings' effective Federal tax rate was (9)% and 38% during the three months ended September 30, 1999 and 1998, respectively, while its statutory Federal tax rate was 35% during both periods. For the period ended September 30, 1999, the difference between the effective and statutory rates was primarily the result of adjustments related to pre-merger tax benefits, in the form of net operating loss carryovers and other items, which are retained by the previous owners of FN Holdings. To the extent these tax benefits are recognized, there is a reduction in income tax expense, which is offset by an increase in minority interest: provision in lieu of income tax expense. Accordingly, during the three months ended September 30, 1999, a tax benefit of $79.0 million was recognized, and a corresponding increase to minority interest was recorded. These adjustments resulted from 1998 tax filings late in the third quarter of 1999. For the period ended September 30, 1998, the difference between the effective and statutory rates was primarily a result of nondeductible goodwill amortization for both periods. GS Holdings' effective state tax rate was 8% during the three months ended September 30, 1999 and 1998.

       MINORITY INTEREST. Minority interest for the three months ended September 30, 1999 includes a $79.0 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings (see note 8), and $1.8 million in net premium paid in connection with the redemption of the Bank's 11 1/2% Preferred Stock. Dividends on the REIT Preferred Stock totalling $11.4 million were also recorded during the three months ended September 30, 1999. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.8 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $380.7 million in Bank Preferred Stock purchased by GS Holdings in connection with the Refinancing Transactions in the third and fourth quarters of 1998, as well as the $60.7 million redeemed on April 1, 1999 and the $31.8 million redeemed on September 1, 1999.

       Minority interest for the three months ended September 30, 1998 includes $19.5 million in net premiums and expenses paid in connection with the Bank Preferred Stock Tender Offers. During the three months ended September 30, 1998, minority interest also includes dividends on the Bank Preferred Stock and the REIT Preferred Stock totalling $11.2 million and $11.4 million, respectively. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.8 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest also includes a $1.0 million benefit representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

PROVISION FOR LOAN LOSSES

       The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb losses inherent in the loan portfolio. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. See --"Problem and Potential Problem Assets" for a discussion of the methodology used in determining the adequacy of the allowance for loan losses. The Company recorded provisions for loan losses of $10 million and $30 million during the nine months ended September 30, 1999 and 1998, respectively, and $10 million during the three months ended September 30, 1998. In light of continued strong credit performance and the continued strength of the California real estate market, the existing allowance for loan losses was considered adequate and no loan loss provision was recorded in the third quarter of 1999.

       The decrease in the provision for loan losses during the nine and three month periods ended September 30, 1999 compared to the same periods in 1998 is the result of management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions.

Activity in the allowance for loan losses is as follows (in thousands):

                                             Nine Months Ended September 30,        Three Months Ended September 30,
                                             ------------------------------         -------------------------------
                                                 1999              1998                 1999               1998
                                                 ----              ----                 ----               ----
     Balance - beginning of period             $588,533          $418,674             $578,369           $420,665
        Purchases & acquisitions, net                --           169,454                   --            169,454
        Provision for loan losses                10,000            30,000                   --             10,000
        Charge-offs                             (30,919)          (38,650)              (9,436)           (18,147)
        Recoveries                                3,839             3,304                1,850                810
        Reclassifications                          (670)               --                   --                 --
                                               --------          --------             --------           --------
     Balance - end of period                   $570,783          $582,782             $570,783           $582,782
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

       At September 30, 1999, the carrying value of loans that were considered to be impaired totalled $126.2 million (of which $22.4 million were on non-performing status). The average recorded investment in impaired loans during the nine and three month periods ended September 30, 1999 was approximately $141.0 million and $126.6 million, respectively. For the nine and three month periods ended September 30, 1999, Golden State recognized interest income on those impaired loans of $7.0 million and $2.2 million, respectively, which included $1.6 million and $0.6 million, respectively, of interest income recognized using the cash basis method of income recognition. The following table presents the carrying amounts of the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased auto loans are reflected as non-performing, impaired or restructured using each individual loan's contractual unpaid principal balance.

                                                                        September 30, 1999
                                                       -----------------------------------------------------
                                                       Non-performing           Impaired        Restructured
                                                       --------------           --------        ------------
                                                                              (in millions)
Real Estate:
     1-4 unit residential                                   $143                 $ --               $ 3
     5+ unit residential                                       7                   36                 5
     Commercial and other                                     10                   71                19
     Land                                                     --                    1                --
     Construction                                             --                   --                --
                                                            ----                 ----               ---
       Total real estate                                     160                  108                27
Non-real estate                                               11                   18                --
                                                            ----                 ----               ---
       Total loans                                           171 (a)             $126 (b)           $27
                                                                                 ====               ===
Foreclosed real estate, net                                   45
Repossessed assets                                             3
                                                            ----
       Total non-performing assets                          $219
                                                            ====

                                                                         December 30, 1998
                                                       -----------------------------------------------------
                                                       Non-performing           Impaired        Restructured
                                                       --------------           --------        ------------
                                                                             (in millions)
Real Estate:
     1-4 unit residential                                   $190                 $ --               $ 4
     5+ unit residential                                      16                   55                 9
     Commercial and other                                     10                   78                19
     Land                                                     --                    1                --
     Construction                                              1                    1                --
                                                            ----                 ----               ---
       Total real estate                                     217                  135                32
Non-real estate                                                9                   --                --
                                                            ----                 ----               ---
       Total loans                                           226 (a)             $135 (b)           $32
                                                                                 ====               ===
Foreclosed real estate, net                                   80
Repossessed assets                                             4
                                                            ----
       Total non-performing assets                          $310
                                                            ====

  --------------
  (a) Includes loans securitized with recourse on non-performing status of $1.7 million and $6.0 million at September 30, 1999 and December 31, 1998, respectively, and loans held for sale on non-performing status of $10.0 million and $17.0 million at September 30, 1999 and December 31, 1998, respectively.
  (b) Includes $22.4 million and $32.5 million of non-performing loans at September 30, 1999 and December 31, 1998, respectively. Also includes $17.0 million and $16.4 million of loans classified as troubled debt restructurings at September 30, 1999 and December 31, 1998, respectively.

       There were no accruing loans contractually past due 90 days or more at September 30, 1999 or December 31, 1998.

       The Company's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $219 million at September 30, 1999, from $310 million at December 31, 1998. Non-performing assets as a percentage of the Bank's total assets decreased to 0.39% at September 30, 1999, from 0.57% at December 31, 1998.

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

       The following table presents non-performing real estate assets by geographic region of the country as of September 30, 1999:

                                                                                 Total
                                     Non-performing        Foreclosed       Non-performing
                                       Real Estate        Real Estate,        Real Estate      Geographic
                                     Loans, Net (2)          Net (2)            Assets        Concentration
                                     --------------         --------            ------        -------------
                                                               (dollars in millions)
     Region:
         California                     $ 18                  $ 6                $ 24              11%
         Northeast (1)                    97                   28                 125              61
         Other regions                    45                   11                  56              28
                                        ----                  ---                ----             ---
              Total                     $160                  $45                $205             100%
                                        ====                  ===                ====             ===

  -----------------
  (1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Delaware, Maine, and Vermont.
  (2)  Net of purchase accounting adjustments.

       At September 30, 1999, the Company's largest non-performing asset was approximately $4.0 million, and it had three non-performing assets over $2 million in size with balances averaging approximately $2.9 million. At September 30, 1999, the Company had 1,301 non-performing assets below $2 million in size, including 1,223 non-performing 1-4 unit residential assets.

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

       At September 30, 1999, the allowance for loan losses was $571 million, consisting of a $371 million formula allowance, a $37 million specific allowance and a $163 million unallocated allowance.

       Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, all such allowance is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                                      5+ Unit
                                                                    Residential
                                                  1-4 Unit        and Commercial            Consumer
                                                Residential         Real Estate             and Other           Total
                                                -----------         -----------             ---------           -----
                                                                   (in millions)
Balance - December 31, 1998                        $251                 $278                   $60              $589
     Provision for loan losses                       --                    4                     1                 5
     Charge-offs                                     (5)                  (2)                   (4)              (11)
     Recoveries                                      --                   --                     1                 1
     Reclassification                                --                   --                    (1)               (1)
                                                   ----                 ----                   ---              ----
Balance - March 31, 1999                            246                  280                    57               583
     Provision for loan losses                        2                    1                     2                 5
     Charge-offs                                     (5)                  (3)                   (3)              (11)
     Recoveries                                      --                   --                     1                 1
                                                   ----                 ----                   ---              ----
Balance - June 30, 1999                             243                  278                    57               578
     Provision for loan losses                       --                   --                    --                --
     Charge-offs                                     (4)                  (1)                   (4)               (9)
     Recoveries                                      --                    1                     1                 2
                                                   ----                 ----                   ---              ----
Balance - September 30, 1999                       $239                 $278                   $54              $571
                                                   ====                 ====                   ===              ====

       The ratio of allowance for loan losses to non-performing loans at September 30, 1999 and December 31, 1998 was 333.8% and 256.8%, respectively.

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

       GS Holdings, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At September 30, 1999, approximately 76% of the Company's loan portfolio consisted of ARMs.

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

       One of the most important sources of the Bank's net income is net interest income, which is the difference between the combined yield earned on interest-earning assets and the combined rate paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities.

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

       The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at September 30, 1999 is as follows:

                                                                         Maturity/Rate Sensitivity
                                                         --------------------------------------------------------
                                                         Within          1-5       Over 5     Noninterest
                                                         1 Year         Years      Years        Bearing     Total
                                                         ------         -----      -----        -------     -----
                                                                             (dollars in millions)
INTEREST-EARNING ASSETS:

Securities held to maturity, interest-bearing
    deposits in other banks and short-term
    investment securities (1)(2)                         $   203       $    (1)   $   86         $   --     $   288
Securities available for sale (3)                          1,107            --        --             --       1,107
Mortgage-backed securities
    available for sale (3)                                13,735            --        --             --      13,735
Mortgage-backed securities
    held to maturity (1)(4)                                2,222            15        27             --       2,264
Loans held for sale, net (3)(5)                              809            --        --             --         809
Loans receivable, net (1)(6)                              18,156        10,510     4,214             --      32,880
Investment in FHLB                                         1,140            --        --             --       1,140
                                                         -------       -------    ------         ------     -------
       Total interest-earning assets                      37,372        10,524     4,327             --      52,223
Noninterest-earning assets                                    --            --        --          3,523       3,523
                                                         -------       -------    ------         ------     -------
                                                         $37,372       $10,524    $4,327         $3,523     $55,746
                                                         =======       =======    ======         ======     =======

INTEREST-BEARING LIABILITIES:

Deposits (7)                                             $20,775       $ 2,911    $   10         $   --     $23,696
Securities sold under agreements to
    repurchase (1)                                         5,964            --        --             --       5,964
FHLB advances (1)                                          9,274        11,477        --             --      20,751
Other borrowings (1)                                         363           963       892             --       2,218
                                                         -------       -------    ------         ------     -------
       Total interest-bearing liabilities                 36,376        15,351       902             --      52,629
Noninterest-bearing liabilities                               --            --        --            882         882
Minority interest                                             --            --        --            500         500
Stockholder's equity                                          --            --        --          1,735       1,735
                                                         -------       -------    ------         ------     -------
                                                         $36,376       $15,351    $  902         $3,117     $55,746
                                                         =======       =======    ======         ======     =======

Gap before interest rate swap agreements                 $   996       $(4,827)   $3,425                    $  (406)
Interest rate swap agreements                              2,100        (1,500)     (600)                        --
                                                         -------       -------    ------                    -------
Gap                                                      $ 3,096       $(6,327)   $2,825                    $  (406)
                                                         =======       =======    ======                    =======

Cumulative gap                                           $ 3,096       $(3,231)   $ (406)                   $  (406)
                                                         =======       =======    ======                    =======

Gap as a percentage of total assets                        5.55%        (11.35)%    5.07%                     (0.73)%
                                                           ====         ======      ====                      =====

Cumulative gap as a percentage of total assets             5.55%         (5.80)%   (0.73)%                    (0.73)%
                                                           ====         ======      ====                      =====

  ----------------
  (1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of September 30, 1999. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.
  (2) Consists of $214 million of securities held to maturity, $74 million of short-term investment securities and less than $0.1 million of interest-bearing deposits in other banks.
  (3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.
  (4)  Excludes underlying non-performing loans of $2 million.
  (5)  Excludes non-performing loans of $10 million.

                                              (Footnotes continued on next page)

  (6) Excludes allowance for loan losses of $571 million and non-performing loans of $159 million.
  (7) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

       At September 30, 1999, interest-bearing liabilities of GS Holdings exceeded interest-earning assets by $406 million. At December 31, 1998, interest-bearing liabilities of GS Holdings exceeded interest-earning assets by $400 million.

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

       The Company anticipates that on a consolidated basis, cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $542.6 million at September 30, 1999, the Company has substantial additional borrowing capacity with the FHLB and other sources.

       Interest on the GS Holdings Notes approximates $138.9 million per year. Although GS Holdings expects that distributions and tax sharing payments from the Bank will be sufficient to pay interest when due and the principal amount of its long-term debt at maturity, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to GS Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of GS Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock, or under applicable federal thrift laws.

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

       The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending September 30, 2000 aggregate $9.5 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at September 30, 1999, the Company had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $15.6 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

       As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the nine months ended September 30, 1999 were $22.4 billion in proceeds from additional borrowings, $8.5 billion in proceeds from sales of loans held for sale, $3.6 billion from principal payments on mortgage-backed securities available for sale and held to maturity, a $1.7 billion net increase in securities sold under agreements to repurchase, $458.9 million from the Nevada Purchase, and $455.2 million from maturities of securities available for sale and held to maturity. The primary uses of funds were $21.8 billion in principal payments on borrowings, $7.2 billion in purchases and originations of loans held for sale, $4.9 billion in purchases of securities and mortgage-backed securities available for sale, a net increase in loans receivable of $2.4 billion, and $1.4 billion from a net decrease in deposits.

       The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. Government securities and other specified securities to deposits and borrowings due within one year. The OTS established a minimum liquidity requirement for the Bank of 4.00%. California Federal has been in compliance with the liquidity regulations during the nine months ended September 30, 1999 and the year ended December 31, 1998.

MORTGAGE BANKING OPERATIONS

       The Company, through the Bank's wholly owned mortgage bank subsidiary, FNMC, has significantly expanded its mortgage banking operations. During the nine months ended September 30, 1999 and 1998, FNMC acquired mortgage-servicing rights on loan portfolios of $12.9 billion and $3.6 billion, respectively, as a result of bulk servicing acquisitions and flow purchases, and sold servicing rights during the nine months ended September 30, 1999 on a portfolio of approximately $2.1 billion and 50,700 loans. With these acquisitions, the acquisition of additional 1-4 unit residential loan servicing portfolios in the Golden State Acquisition, the originated servicing and the Servicing Sale, the 1-4 unit residential loans serviced for others (including loans sub-serviced for others and excluding loans serviced for the Bank) totalled $72.3 billion at September 30, 1999, an increase of $6.9 billion and $3.0 billion from December 31, 1998 and September 30, 1998, respectively. During the nine months ended September 30, 1999, the Bank, through FNMC, originated $12.9 billion and sold (generally with servicing retained) $8.7 billion of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the nine months ended September 30, 1999 totalled $206.1 million, an increase of $54.3 million from the nine months ended September 30, 1998. Gross loan servicing fees for the nine months ended September 30, 1999 were reduced by $154.4 million of amortization of servicing rights to arrive at net loan servicing fees of $51.7 million for FNMC.

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

       The Company owned several derivative instruments at September 30, 1999, which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included Constant Maturity Swap interest rate floor contracts, swaptions, principal only swaps, and prepayment-linked swaps. The interest rate floor contracts had a notional amount of $485 million, strike rates of 5.50% and 5.55%, mature in the year 2004 and had an estimated fair value of $5.3 million at September 30, 1999. Premiums paid to counter-parties in exchange for cash payments when the 10 year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR asset on the balance sheet. The swaption contracts had notional amounts of $479 million, a strike rate of 6.75%, expire in the year 2002 and had an estimated fair value of $13.4 million at September 30, 1999. Premiums paid to counter-parties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR asset on the balance sheet. Principal only swap agreements had notional amounts of $133.0 million and an estimated fair value of $(7.3) million at September 30, 1999. The prepayment-linked swaps had original notional amounts of $203.3 million and an estimated fair value of $0.3 million at September 30, 1999.

       The following is a summary of activity in MSRs and the MSR Hedge for the nine months ended September 30, 1999 (in millions):

                                                                                                        Total MSR
                                                                        MSRs          MSR Hedge          Balance
                                                                        ----          ---------          -------
           Balance at December 31, 1998                                $  922           $ 22             $  944
           Additions - bulk purchases                                     205             --                205
           Additions - other purchases                                     89             --                 89
           Originated servicing                                           164             --                164
           Premiums paid                                                   --             41                 41
           Servicing Sale                                                 (19)            --                (19)
           Swaption sales                                                  29            (58)               (29)
           Interest rate floor sales                                       19            (32)               (13)
           Payments made to counterparties, net                             6             --                  6
           Amortization                                                  (142)           (16)              (158)
                                                                       ------           ----             ------
           Balance at September 30, 1999                               $1,273           $(43)            $1,230
                                                                       ======           ====             ======

       Capitalized MSRs are amortized in proportion to, and over the period of, estimated net servicing income. SFAS No. 125 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At September 30, 1999 and December 31, 1998, no allowance for impairment of the MSRs was necessary.

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

       At September 30, 1999, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.90%, 5.90% and 13.10%, respectively. The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of September 30, 1999:

                                                                                   Tangible            Core           Risk-based
                                                                                    Capital           Capital           Capital
                                                                                    -------           -------           -------
                                                                                                 (dollars in millions)

 Stockholder's equity of the Bank                                                   $3,644             $3,644            $3,644
 Minority interest - REIT Preferred Stock                                              500                500               500
 Unrealized holding loss on securities available for sale,  net                        200                200               200
 Non-allowable capital:
      Intangible assets                                                               (875)              (875)             (875)
      Goodwill Litigation Assets                                                      (160)              (160)             (160)
      Investment in non-includable subsidiaries                                        (58)               (58)              (58)
 Supplemental capital:
      Qualifying subordinated debentures                                                --                 --                93
      General loan loss allowance                                                       --                 --               353
 Assets required to be deducted:
      Land loans with more than 80% LTV ratio                                           --                 --                (2)
      Equity in subsidiaries                                                            --                 --                (5)
      Low-level recourse deduction                                                      --                 --               (11)
                                                                                    ------             ------            ------
 Regulatory capital of the Bank                                                      3,251              3,251             3,679
 Minimum regulatory capital requirement                                                826              2,203             2,247
                                                                                    ------             ------            ------
 Excess above minimum capital requirement                                           $2,425             $1,048            $1,432
                                                                                    ======             ======            ======

 Regulatory capital of the Bank                                                       5.90%              5.90%            13.10%
 Minimum regulatory capital requirement                                               1.50               4.00              8.00
                                                                                      ----               ----             -----
 Excess above minimum capital requirement                                             4.40%              1.90%             5.10%
                                                                                      ====               ====             =====

       The amount of adjusted total assets used for the tangible and leverage capital ratios is $55.1 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $28.1 billion.

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

       To be considered "well capitalized," a savings association must generally have a leverage capital ratio of at least 5.00%, a Tier 1 (core capital) risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An association is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At September 30, 1999, California Federal's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                                                              Risk-based
                                                                  Leverage           --------------------------
                                                                   Capital           Tier 1       Total Capital
                                                                   -------           ------       -------------
       Regulatory capital of the Bank                                5.90%             11.54%          13.10%
       "Well capitalized" ratio                                      5.00               6.00           10.00
                                                                     ----              -----           -----
       Excess above "well capitalized" ratio                         0.90%              5.54%           3.10%
                                                                     ====              =====           =====

       OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At September 30, 1999, none of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, no amount has been excluded from the Bank's regulatory capital at September 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in reported market risks faced by GS Holdings since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 1998.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       GOODWILL LITIGATION AGAINST THE GOVERNMENT

       On April 9, 1999, the Claims Court issued its decision on a claim by the Bank against the United States Government (the "GOVERNMENT") in the lawsuit, GLENDALE FEDERAL BANK, FEDERAL SAVINGS BANK V. UNITED STATES, Civil Action No. 90-772-C (the "Glendale Goodwill Litigation"), ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision has been appealed by the Government and the Bank.

       On April 16, 1999, the Claims Court issued its decision on a claim by the Bank against the Government in the lawsuit, CALIFORNIA FEDERAL BANK V. UNITED STATES, Civil Action No. 92-138C (the "California Federal Litigation"), ruling that the Government must compensate the Bank in the sum of $23.0 million. This decision has been appealed by the Government and the Bank.

       In each of the Glendale Goodwill Litigation and the California Federal Litigation, it is alleged, among other things, that the United States breached certain contractual commitments regarding the computation of its regulatory capital for which each of Glendale Federal and California Federal seek damages and restitution. The claims arose from changes made by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and its implementing regulations ("FIRREA") with respect to the rules for computing regulatory capital.

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

       10.1 Employment Agreement dated as of August 1, 1999, between California Federal Bank, A Federal Savings Bank, and Christie S. Flanagan.

       10.2 Employment Agreement dated as of August 1, 1999, between California Federal Bank, A Federal Savings Bank, and Scott A. Kisting.

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





                                  /S/ RENEE NICHOLS TUCEI
                             ---------------------------------------------------
                             By: Renee Nichols Tucei
                                 Executive Vice President and Controller
                                 (Principal Accounting Officer)




November 9, 1999