Form 10-K
period 1999-12-31
GOLDEN STATE HOLDINGS INC
filed 2000-03-24
CIK 1071000

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1999

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____ to ____
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 29, 2000: N/A.

     The number of shares outstanding of the registrant's $1.00 par value common stock, as of the close of business on February 29, 2000: 1,000 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                           GOLDEN STATE HOLDINGS INC.
                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                                                       PAGE
                                      PART I                           ----

ITEM 1.  Business........................................................3
                General..................................................3
                Employees................................................5
                Competition..............................................5
                Regulation and Supervision...............................5
ITEM 2.  Properties.....................................................10
ITEM 3.  Legal Proceedings..............................................11
ITEM 4.  Submission of Matters to a Vote of Security Holders............12

                                      PART II

ITEM 5.  Market for Registrant's Common Equity and
                Related Stockholder Matters.............................13
ITEM 6.  Selected Financial Data........................................14
ITEM 7.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations.............17
                Results of Operations...................................17
                Provision for Federal and State Income Taxes............27
                Balance Sheet Analysis..................................29
                    Investment Activities...............................29
                    Sources of Funds....................................31
                    Mortgage Banking Activities.........................35
                    Loan Portfolio......................................36
                    Problem and Potential Problem Assets................43
                    Non-performing Assets...............................46
                    Allowance for Loan Losses...........................48
                Risk Management.........................................52
                    Asset and Liability Management......................52
                    Mortgage Banking Risk Management....................55
                    Liquidity...........................................56
                    Other Activities....................................59
                    Capital Management..................................60
                    Impact of Inflation and Changing Prices.............63
                    Year 2000...........................................63
ITEM 7A. Quantitative and Qualitative Disclosures
           about Market Risk............................................64
ITEM 8.  Financial Statements and Supplementary Data....................65
ITEM 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.......................65

                                     PART III

ITEM 10. Directors and Executive Officers of the Registrant.............66
ITEM 11. Executive Compensation.........................................69
ITEM 12. Security Ownership of Certain Beneficial Owners
           and Management...............................................78
ITEM 13. Certain Relationships and Related Transactions.................79

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K..........................................81

Signatures..............................................................86

Audited Financial Statements............................................F-1

     FORWARD-LOOKING STATEMENTS. THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, INTENTIONS, BELIEFS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE THE COMPANY'S STATEMENTS REGARDING LIQUIDITY, PROVISION FOR LOAN LOSSES, CAPITAL RESOURCES AND ANTICIPATED EXPENSE LEVELS IN THE MD&A. IN ADDITION, IN THOSE AND OTHER PORTIONS OF THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE" "ESTIMATE," "EXPECT," "INTEND," AND OTHER SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED OR EXPECTED. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE RISKS DISCUSSED IN THE "RISK FACTORS"
SECTION INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILED ON SEPTEMBER 29, 1998 (FILE NO. 333-64597) AND DECLARED EFFECTIVE ON NOVEMBER 12, 1998. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Golden State Holdings, Inc. ("GS Holdings" or the "Company") is a holding company whose only significant asset is all of the voting common stock of California Federal Bank, A Federal Savings Bank ("California Federal" or "Bank"). GS Holdings was formed to acquire all of the assets of First Nationwide Holdings Inc. ("FN Holdings") (including all of the voting common stock of the Bank) as part of the Golden State Acquisition (as defined herein). FN Holdings was a holding company whose only significant asset was all the common stock of the Bank. As such, the principal business operations of FN Holdings were, and the principal business operations of GS Holdings are, conducted by the Bank and its subsidiaries.

     The Company, which is headquartered in San Francisco, California, provides diversified financial services to consumers and small businesses in California and Nevada. The Company's principal business consists of operating retail branches that provide deposit products such as demand, transaction and savings accounts, and investment products such as mutual funds, annuities and insurance. In addition, it engages in mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market or for retention in its own portfolio, and servicing loans for itself and others. To a lesser extent, the Company originates and/or purchases commercial real estate, commercial and consumer loans for investment. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, including Federal Home Loan Bank ("FHLB") advances, collections on loans, asset sales and retained earnings. Refer to note 22 of the Company's Notes to Consolidated Financial Statements for additional information about the Company's business segments.

     The Bank is chartered as a federal stock savings bank under the Home Owners' Loan Act of 1933 ("HOLA"). It is regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), which insures the deposit accounts of the Bank up to applicable limits through the Savings Association Insurance Fund ("SAIF"). The Bank is also a member of the Federal Home Loan Bank System ("FHLB System"). The Bank has three principal subsidiaries: (a) First Nationwide Mortgage Corporation ("FNMC"), its mortgage banking subsidiary; (b) Auto One Acceptance Corporation ("Auto One"), which primarily engages in indirect sub-prime auto financing activities; and (c) Cal Fed Investments ("CFI"), which offers securities and insurance products to both existing and prospective customers of the Company. CFI is subject to the guidelines established by the OTS for broker-dealer subsidiaries of savings associations, and is a member of the National Association of Securities Dealers. In addition, CFI is registered as a broker-dealer with the Securities and Exchange Commission and the Securities Investor Protection Insurance Corporation. CFI receives commission revenue for acting as a broker-dealer on behalf of its customers, but CFI does not maintain customer accounts or take possession of customer securities.

     The Company's revenues are derived from interest earned on loans, interest and dividends received on securities and mortgage-backed securities, gains on sales of loans and other investments, fees received in connection with loan servicing, transaction account deposits, securities brokerage, and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, compensation, occupancy and other general administrative expenses.

     As of December 31, 1999, the Company had total assets of $57.0 billion, deposits of $23.0 billion and operated 349 retail branch offices in California and Nevada.

     OWNERSHIP STRUCTURE

     All of the common stock of the Company is held by Golden State. Prior to the Golden State Acquisition (as defined herein), First Nationwide (Parent) Holdings Inc. ("Parent Holdings") owned 80% of the common stock of FN Holdings and Hunter's Glen/Ford Ltd. ("Hunter's Glen"), a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a Director of the Company, owned 20% of the common stock of FN Holdings. Parent Holdings was indirectly owned by Mafco Holdings Inc. ("Mafco Holdings"), a corporation controlled by Ronald O. Perelman, a Director of the Company. Pursuant to the Golden State Acquisition, Parent Holdings was merged into Golden State and FN Holdings was merged into GS Holdings. In consideration thereof, Golden State issued 41,067,270 shares of common stock to a subsidiary of Mafco Holdings that directly owned Parent Holdings and 15,655,718 shares of common stock to Hunter's Glen which, in the aggregate, constituted 47.9% of the common stock outstanding, immediately after giving effect to the Golden State Acquisition. Subsequent to the Golden State Acquisition, Mafco Holdings caused the 41,067,270 shares to be transferred to another of its indirectly owned subsidiaries, GSB Investments Inc. ("GSB Investments"). In addition, the Golden State Merger agreement provided that Mafco Holdings and Hunter's Glen, or their successors, were entitled to receive additional shares of common stock under certain circumstances, which could cause the actual ownership percentages of Mafco Holdings and Hunter's Glen to change.

     In addition to its common stock ownership of the Bank, GS Holdings owns all of the Bank Preferred Stock (as defined herein) with a total liquidation preference of $473.2 million. Immediately prior to the consummation of the Golden State Acquisition, the charter of the Bank was amended to provide that each share of Bank Preferred Stock is entitled to one vote, and each CALGZ (as defined herein) and each CALGL (as defined herein) has 1/5 of one vote with the holders of the common stock of the Bank, the Bank Preferred Stock, the CALGZs and the CALGLs voting together as a single class. In addition, after giving effect to a stock split of the common stock of the Bank, GS Holdings' ownership of 100% of the common stock represents approximately 90% of the total voting power of voting securities of the Bank.

     BUSINESS STRATEGY

     Merger, acquisition, and divestiture activities have played a major role in the Company's business strategy for the past several years. (Refer to note 3 of the Company's Notes to Consolidated Financial Statements for specific information about these mergers, acquisitions, and divestitures.) The Company's business strategy has been executed through three types of transactions:

     o Acquisitions which complemented the Company's geographic and business line strategies;
     o Divestitures of branches outside the Company's primary geographic region; and
     o Expansion of the Company's mortgage servicing operations.

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

     The Company's strategic plan for the year 2000 aims at achieving increased profitability, revenue diversity and growth while preserving credit quality. Key elements of the business plan include:

     o California Federal intends to maintain its core competencies, including: firm expense control and operating efficiency, risk management discipline and effective capital management.

     o The Company expects to continue to build franchise value by focusing on customer service and cross-selling opportunities, enhanced product offerings and improved channel delivery. The Company will seek to maintain its mortgage banking efficiency while reducing the costs to service each account. In addition, the Bank will continue its strong and prudent growth of its core banking businesses including the sale of mutual funds and insurance annuity products, commercial banking, and auto, home equity and commercial retail estate lending.

     o California Federal plans to continue to improve profitability as it continues its transition to a more "bank-like" institution. This plan contemplates an increase in demand deposit and transaction accounts, as well as growth of various retail and commercial products. In addition, the Bank will focus on increasing its percentage of non-single family residential loans.

EMPLOYEES

     GS Holdings has no employees. At December 31, 1999, California Federal and its subsidiaries had 8,082 employees, compared with 8,215 employees at December 31, 1998. The Company's employees are not represented by any collective bargaining group and management considers its relations with its employees to be good. The Company provides a comprehensive employee benefits program including health and welfare benefits, long and short-term disability insurance, and life insurance. The Company also offers employees a defined contribution investment plan which is a qualified plan under Section 401(a) of the Internal Revenue Code.

COMPETITION

     The Company experiences significant competition in both attracting and retaining deposits and in originating real estate and consumer loans. The Company, through the Bank, competes with other savings associations, commercial banks, mortgage banking companies, finance companies, insurance companies, credit unions, money market mutual funds and brokerage firms in attracting and retaining deposits. Competition for deposits from large commercial banks and savings associations is particularly strong. Many of the nation's savings associations and commercial banks have a significant number of branch offices in the areas in which the Company operates.

     In addition, there is strong competition in originating and purchasing real estate and consumer loans, principally from other savings and loan associations, commercial banks, mortgage banking companies, insurance companies, consumer finance companies, pension funds and commercial finance companies. The primary factors in competing for loans are the quality and extent of service to borrowers and brokers, economic factors such as interest rates, interest rate caps, rate adjustment provisions, loan maturities, loan-to-value ("LTV") ratios, loan fees and the amount of time it takes to process a loan from receipt of the loan application to date of funding. The Company's future performance will depend on its ability to originate a sufficient volume of mortgage loans in its local market areas and through its wholesale network and, if it is unable to originate a sufficient volume of mortgage loans, to purchase a sufficient quantity of high-quality mortgage-backed securities or loans with adequate yields. There can be no assurance that the Company will be able to effect such actions on satisfactory terms.

REGULATION AND SUPERVISION

     GENERAL

     GS Holdings is a savings and loan holding company within the meaning of the HOLA and, as such, is registered with the OTS and is subject to comprehensive OTS regulation. The Bank is a federally chartered and insured stock savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings associations, and to a lesser degree, the FDIC.

     The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings associations and savings and loan holding companies. The primary purpose of the statutory and regulatory scheme is to protect depositors, the financial institutions, and the financial system as a whole. The following description is qualified in its entirety by references to the particular statutory or regulatory provisions or proposals. It is not intended to be a complete description of these provisions or their effects on GS Holdings or the Bank.

     REGULATION OF GS HOLDINGS

     HOLDING COMPANY ACTIVITIES

     GS Holdings is registered and qualified as a unitary savings and loan holding company. As such, it is regularly examined by and files periodic reports with the OTS. Generally, there are few restrictions on the activities of a unitary savings and loan holding company and its non-savings association that is not merged with the Bank subsidiaries. If GS Holdings ceases to be a unitary savings and loan holding company, by, for example, acquiring another savings association that is not merged with the Bank in a non-supervisory transaction, the activities of GS Holdings and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

     HOLDING COMPANY ACQUISITIONS

     The HOLA and OTS regulations generally require that a savings and loan holding company obtain OTS approval before acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or substantially all of the assets or more than 5% of the voting shares thereof. These provisions also require OTS approval before any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, acquires control of any savings association not a subsidiary of such savings and loan holding company.

     Under prior law, any company, regardless of the nature of the business in which it was engaged, could qualify as a unitary savings and loan holding company. Legislation enacted in 1999 provides that any company engaged in activities not permitted for a financial holding company under the Bank Holding Company Act may no longer qualify as a unitary savings and loan holding company. Existing unitary savings and loan holding companies engaged in non-financial related activities are "grandfathered" and may continue to engage in such activities. However, such rights are not transferable to any other company not otherwise qualified to own or control a savings association.

     REGULATION OF THE BANK

     REGULATORY SYSTEM

     As a federal savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. California Federal is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition. Although the OTS is the Bank's primary regulator, the FDIC has "backup enforcement authority" over the Bank as the insurer (through the SAIF) of the Bank's deposit accounts.

     LIQUID ASSETS

     Under OTS regulations, for each calendar quarter, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement was lowered to 4% from 5% on November 24, 1997. The liquidity requirement may be changed by the OTS to any amount between 4% and 10% depending upon certain factors. The Bank has maintained liquid assets in compliance with the regulations in effect throughout 1999, 1998 and 1997.

     REGULATORY CAPITAL REQUIREMENTS

     OTS capital regulations require savings associations to satisfy minimum capital standards: an 8% risk-based capital requirement, a 4% leverage capital requirement and a 1.5% tangible capital requirement. Savings associations must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels. A savings association's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the savings association to enforcement actions and other proceedings.

     The Bank currently satisfies all applicable regulatory capital requirements and is not presently subject to any enforcement action or other regulatory proceeding with respect to its compliance with regulatory capital requirements. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Management."

     PROMPT CORRECTIVE ACTION

     The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), requires that the OTS take certain actions and authorizes other discretionary actions against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

     The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage capital ratio are used to determine an association's capital classification. A "well capitalized" institution must maintain a ratio of total capital to risk-based assets of 10%, a ratio of core capital to risk-weighted assets of 6%, a leverage capital ratio of 5%, and must not be subject to an OTS order or directive to meet a specific higher capital level.

     In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions must obtain an FDIC waiver before accepting Brokered Deposits (as defined herein) and are subject to restrictions on the interest rates that may be paid on such deposits. Institutions that are considered "undercapitalized," "severely undercapitalized," or "critically undercapitalized" become subject to increasingly serious supervisory actions (as capital levels deteriorate) including increased monitoring, mandatory capital restoration plans, limitations on business activities, and ultimately, the placement of a "critically undercapitalized" association into conservatorship or receivership.

     The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action regulation as of December 31, 1999 and is not subject to any enforcement action or other regulatory proceeding with respect to the prompt corrective action regulation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Management."

     ENFORCEMENT POWERS

     The OTS and, under certain circumstances, the FDIC, have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its institution-affiliated parties. The Bank is not subject to any OTS or FDIC enforcement proceedings.

     CAPITAL DISTRIBUTION REGULATION

     In addition to the prompt corrective action restrictions, OTS regulations limit "capital distributions" by savings associations. Capital distributions include dividends and payments for stock repurchases and cash-out mergers.

     Under OTS regulations in effect prior to April 1, 1999, a Tier 1 association that was a subsidiary of a savings and loan holding company was permitted to make a capital distribution with 30 days prior notice to the OTS in an amount not exceeding (a) the sum of the association's current year net earnings plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year or (b) 75% of its net income over the most recent four quarter period. A capital distribution in a greater amount required an application to and prior OTS approval. Under this regulation, an association qualified as a Tier 1 association if it met its capital requirements both before and after a proposed distribution and had not been notified by the OTS that it was in need of more than normal supervision. The Bank qualified as a Tier 1 institution during the quarter ended March 31, 1999. The OTS could also prohibit a proposed capital distribution that would otherwise be permitted if it determined that the distribution would constitute an unsafe or unsound practice.

     Effective on April 1, 1999, the OTS revised its capital distribution rules. Under the revised rules, a savings institution that is a subsidiary of a savings and loan holding company must notify the OTS of a capital distribution at least 30 days prior to the declaration of a capital distribution, provided the total of all capital distributions made during that calendar year (including the proposed distribution) does not exceed the sum of the institution's year-to-date net income and its retained income for the preceding two years. A capital distribution in a greater amount requires an application to the OTS and OTS approval prior to the distribution. The OTS may disapprove a capital distribution notice or application if the institution is undercapitalized or if the distribution would raise other safety and soundness concerns.

The Bank's capital distributions have complied with the capital distribution rule.

     DIVIDEND POLICY

     The dividend policy of the Bank complies with applicable legal and regulatory restrictions. Before declaring any dividend, the directors of the Bank consider the following factors:

        (a)  the quality and stability of the Bank's net income,
        (b)  the availability of liquid assets to make dividend payments,
        (c) the level of earnings retention as it impacts the Bank's capital needs and projected growth and funding levels, both internal and external, and
        (d)  the adequacy of capital after the payment of a dividend.

     Under the Bank's dividend policy, a dividend will not be declared or paid which would:

        (a) cause the capital level of the Bank to be reduced below "adequately capitalized" levels, or
        (b) together with any other dividends declared during the same calendar year, exceed 100% of the net income to date for that calendar year plus retained net income for the preceding two years, except as may be permitted by regulation in extraordinary circumstances.

     For further information regarding dividend payments, refer to note 25 of the Notes to Consolidated Financial Statements.

     TAX EFFECTS OF DIVIDEND PAYMENTS BY THE BANK

     Dividend distributions made to GS Holdings, as the sole owner of the Bank's common and preferred stock, in each case in excess of the greater of the Bank's current or accumulated earnings and profits, as well as any distributions in dissolution or in redemption or liquidation of stock, excluding preferred stock meeting certain conditions, may cause the Bank to recognize a portion of its tax bad debt reserves as income. Accordingly, this could cause the Bank to make payments to GS Holdings under the Tax Sharing Agreement (as defined herein). As a result, GS Holdings may be required to make payments to Golden State and, for tax periods prior to the September 11, 1998 deconsolidation from the Mafco Holdings group, the Company may be required to make tax payments to Mafco Holdings, under the Tax Sharing Agreement.

     QUALIFIED THRIFT LENDER TEST

     In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments, primarily loans and other investments related to residential real estate and certain other assets (the "QTL test"). A savings association that fails the QTL test is subject to substantial restrictions on activities and to other significant penalties.

     Legislation enacted in 1996 expanded the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may now be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family, and household purposes (other than credit card, small business, and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At December 31, 1999, approximately 93.29% of the Bank's portfolio assets were qualified thrift investments, satisfying the QTL test.

     Applicable law also permits a savings association to qualify as a qualified thrift lender by meeting the asset composition test under the Internal Revenue Code for a "domestic building and loan association." The Bank currently is a domestic building and loan association as defined in the Internal Revenue Code and, accordingly, also qualifies under this alternative test.

     FDIC ASSESSMENTS

     The deposits of the Bank are insured by the SAIF of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the SAIF. Under the FDIC's risk-based insurance system, SAIF-assessed deposits are currently subject to insurance premiums of between 0 and 27 basis points, depending upon the institution's capital position and other supervisory factors. The rate applicable to the Bank at December 31, 1999 was 0 basis points.

     Since January 1997, institutions with Bank Insurance Fund ("BIF") deposits have been required to share the cost of funding debt obligations issued by the Financing Corporation ("FICO"), a corporation established by the federal government in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation ("FSLIC"). Until December 31, 1999, the FICO assessment rate for BIF deposits was only one-fifth of the rate applicable to SAIF deposits. Consequently, the annual FICO assessments added to deposit insurance premiums were 5.0 basis points for SAIF deposits during 1999. Since January 1, 1997, FICO payments have been paid directly by SAIF and BIF institutions in addition to deposit insurance assessments. Effective January 1, 2000, the FICO assessment rate is equal for SAIF and BIF deposits. The Bank's SAIF plus FICO assessment for the first quarter of 2000 was approximately 2.1 basis points (annualized).

     AFFILIATE RESTRICTIONS

     Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include the savings association's holding companies and companies under common control with the savings association, but generally exclude the association's subsidiaries.

     Sections 23A and 23B require generally that all transactions between a savings association and its affiliates be on terms and conditions and under circumstances that are at least as favorable to the savings association as those prevailing at the time for comparable transactions with non-affiliated companies. Section 23A also limits the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with its affiliates. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; with certain exceptions, a purchase of assets from an affiliate; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. During 1999, 1998, and 1997, the Bank had no covered transactions.

     NON-INVESTMENT GRADE DEBT SECURITIES

     Savings associations and their subsidiaries are prohibited from investing in any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. The Bank does not own any non-investment grade corporate debt securities.

     COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS

     Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related OTS regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association's failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received an "Outstanding" rating in its most recently completed July 1998 CRA examination.

     PROPOSED REGULATORY LEGISLATION

     From time to time, Congress has considered proposed legislation that could substantially alter the regulation of the Bank and the Company. These proposals have included the merger of the BIF and SAIF, the merger of the OTS with the Office of the Comptroller of the Currency, and the conversion of savings associations to national bank charters. The Company cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather rights for the Bank and its parent holding companies.

ITEM 2.  PROPERTIES

     The Company neither owns nor leases any properties directly. The executive offices of the Bank and of the Company are located at 135 Main Street, San Francisco, California, 94105, and its telephone number is (415) 904-1100. The Bank leases approximately 97,000 square feet in the building in which its executive offices are located, under a ten-year lease expiring in 2001. In addition, the Bank leases two facilities near Sacramento, California including approximately 216,000 square feet in a multiple-building administrative facility under a ten-year lease expiring in 2001 and approximately 46,000 square feet in another administrative facility under a lease expiring in 2004. The Company and its subsidiaries lease additional executive and administrative office space in Dallas which includes approximately 128,000 square feet of space under leases expiring in 2000, 2002, 2005 and 2007.

     As part of its 1997 acquisition of the former California Federal Bank ("Cal Fed Acquisition"), the Bank assumed the lease on executive offices and an office building in Los Angeles of approximately 513,000 square feet. The Bank vacated all but 44,000 square feet of this facility during the first half of 1997. The office lease was to expire in 2007, however, the Bank terminated its remaining liability on all space other than approximately 44,000 square feet by payment of approximately $28 million. The lease on the remaining 44,000 square feet terminates in 2003. In addition, Cal Fed Bancorp Inc., prior to the consummation of the Cal Fed Acquisition ("Old California Federal"), had certain operating and administrative departments in a leased facility containing approximately 225,000 square feet located in Rosemead, California. The Bank vacated and subleased the Rosemead facility during the first half of 1997. The Rosemead lease expires in 2008.

     As part of the merger with Golden State Bancorp Inc. ("Golden State Acquisition"), the Company acquired ten office buildings in southern California containing approximately 310,000 square feet of space. As of December, 1999, the Company plans to utilize 159,000 square feet of this space for its call center and loan servicing operations, and to sell the remaining 151,000 square feet. In addition, the Company assumed the leases on executive offices and branch office buildings throughout California totalling approximately 330,000 square feet. As of December 31, 1999, leases totalling 172,000 square feet had expired. Of the remaining 158,000 square feet, the Company vacated all but approximately 43,000 square feet. It is the Company's intent to sublease all office space with leases not expiring within the next year.

     At December 31, 1999, the Bank operated a total of 349 retail branches and maintained 54 vacant branch facilities which were consolidated as a result of certain branch purchases, the 1996 Acquisitions (as defined herein), the Cal Fed Acquisition, the merger with Glendale Federal Bank ("Glen Fed Merger"), and various consolidations of operations to West Sacramento. Of the 349 total operating retail branches, 127 were owned and 222 were leased. Some of these retail branches are multi-purpose facilities, housing loan production and administrative facilities in addition to retail space. Of the 54 vacant facilities (2 owned and 52 leased, all in California), 16 locations have been subleased.

     At December 31, 1999, there were 13 loan production offices, of which two were owned and 11 were leased, and which included three offices housing operations acquired in the 1995 and 1996 purchase of servicing portfolios from Lomas Mortgage USA, Inc. (the "1995 LMUSA Purchase" and the "1996 LMUSA Purchase," respectively, and collectively, the "LMUSA Purchases"). All offices currently house wholesale lending operations.

     In addition, the Bank operated 22 separate administrative facilities (6 owned and 16 leased) and maintained 13 vacant administrative facilities (all leased). Of the 13 vacant administrative facilities, 5 were subleased. The administrative facilities include a 230,000 square foot owned building and an approximately 34,000 square foot leased building in Frederick, Maryland, which house FNMC's operations, and two buildings in Dallas with approximately 73,000 square feet of leased space, one of which houses Auto One.

     A  state-by-state   breakdown  of  all  retail   branches,   administrative
facilities and loan production offices operated by the Bank at December 31, 1999 is shown in the following table:

                              Branches                 Administrative Facilities       Loan Production Facilities
                     ---------------------------      --------------------------      ---------------------------
                     Owned     Leased     Vacant      Owned     Leased    Vacant      Owned     Leased     Vacant
                     -----     ------     ------      -----     ------    ------      -----     ------     ------
Arizona                --         --        --         --          --       --         --           1         --
California            120        213        53          6          12       12          1           6         --
Florida                --         --        --         --          --        1         --          --         --
Maryland               --         --        --         --          --       --          1           1         --
Montana                --         --        --         --          --       --         --           1         --
Nevada                  7          9         1         --          --       --         --           1         --
Pennsylvania           --         --        --         --          --       --         --           1         --
Texas                  --         --        --         --           4       --         --          --         --
                      ---        ---        --         --          --       --         --          --         --
      Total           127        222        54          6          16       13          2          11         --
                      ===        ===        ==         ==          ==       ==         ==          ==         ==

ITEM 3. LEGAL PROCEEDINGS

CALIFORNIA FEDERAL GOODWILL LITIGATION

     The Bank is the plaintiff in a lawsuit against the United States Government (the "Government"), California Federal Bank v. United States, Civil Action 92-138 (the "California Federal Goodwill Litigation"). In the California Federal Goodwill Litigation, the Bank alleged, among other things, that the Government breached certain contractual commitments regarding the computation of its regulatory capital for which the Bank sought damages and restitution. The Bank's claims arose from changes, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), with respect to the rules for computing Old California Federal's regulatory capital.

     In late 1997, a United States Court of Federal Claims (the "Claims Court") Judge ruled in favor of the Bank's motion for partial summary judgment as to the Government's liability to the Bank for breach of contract, and a formal order in that regard was subsequently issued. In late 1998, a second Claims Court Judge ruled that California Federal could not meet its burden for proving lost profits damages and ordered that the case proceed to trial on the damage issue of restitution and reliance. The trial began in January 1999 and concluded in March 1999.

     On April 16, 1999, this second Claims Court Judge issued his decision on the damages claim against the Government in the California Federal Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $23.0 million. The summary judgment liability decision by the first Claims Court Judge has been appealed by the Government and the damage award by the second Claims Court Judge has been appealed by the Bank. All appellate briefs have been filed and it is anticipated that oral argument in the Federal Circuit Court of Appeals will take place in conjunction with the appellate argument in the Glendale Goodwill Litigation (as defined herein) in mid 2000.

GLENDALE GOODWILL LITIGATION

     By virtue of the Glen Fed Merger, the Bank is also a plaintiff in a claim against the United States in a second lawsuit, Glendale Federal Bank v. United States, No.90-772C (the "Glendale Goodwill Litigation"). In the Glendale Goodwill Litigation, Glendale Federal sued the Government contending that FIRREA's treatment of supervisory goodwill constituted a breach by the Government of its 1981 contract with the Bank, under which the Bank had merged with a Florida thrift and was permitted to include the goodwill resulting from the merger in its regulatory capital. In 1992, the Claims Court found in favor of Glendale Federal's position, ruling that the Government breached its express contractual commitment to permit Glendale Federal to include supervisory goodwill in its regulatory capital and that Glendale Federal was entitled to seek financial compensation.

     The trial began in February 1997 and concluded in September 1998. On April 9, 1999, the Claims Court issued its decision in the Glendale Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision has been appealed by the Government and the Bank. All appellate briefs have been filed by both the Government and the Bank and oral argument on the appeal will be scheduled in conjunction with the argument in the California Federal Goodwill Litigation in mid 2000.

OTHER LITIGATION

     In addition to the California Federal Goodwill Litigation and the Glendale Goodwill Litigation, GS Holdings and its subsidiaries are involved in other legal proceedings on claims incidental to the normal conduct of its businesses. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually, or in the aggregate, will not have a material effect on GS Holdings or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
        MATTERS

     GS Holdings is a wholly owned subsidiary of Golden State. All of the Company's common shares are owned by Golden State. There is no public trading market for the Company's common stock.

     Ronald O. Perelman, a Director of GS Holdings, 35 East 62nd Street, New York, New York 10021, through MacAndrews & Forbes, beneficially owns 37.2% of the Golden State common stock outstanding as of January 31, 2000. Hunter's Glen, a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a Director of the Bank and GS Holdings, 200 Crescent Court, Suite 1350, Dallas, Texas 75201, owns 14.5% of the Golden State common stock outstanding as of January 31, 2000. The balance of the common stock of Golden State is publicly held. In addition, pursuant to the Golden State Merger agreement, GSB Investments and Hunter's Glen are entitled to receive additional shares of Golden State common stock under certain circumstances, which could cause the actual ownership percentages of GSB Investments and Hunter's Glen to change.

DIVIDENDS

     During 1999, 1998 and 1997, dividends on GS Holdings' common stock totalled $225.5 million, $874.2 million and $71.1 million, respectively. See discussion of dividend restrictions in note 25 of the Company's Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The data presented below represents selected financial data relative to the Company for each of the years in the five-year period ended December 31, 1999.

                                                                         Year Ended December 31,
                                                        -----------------------------------------------------------
                                                        1999 (1)     1998 (2)     1997 (3)     1996 (4)     1995
                                                        ----         ----         ----         ----         ----
                                                               (dollars in millions, except per share data)
SELECTED OPERATING DATA
Interest income                                         $3,652       $2,585       $2,128       $1,246       $1,083
Interest expense                                         2,466        1,774        1,441          808          735
Net interest income                                      1,186          811          687          438          348
Provision for loan losses                                   10           40           80           40           37
Noninterest income                                         422          441          339          642          144
Noninterest expense                                        911          761          649          491          333
Income before income taxes, minority interest
      and extraordinary items                              687          451          297          549          122
Income tax expense (benefit) (5)                           234          (96)          47          (73)         (58)
Minority interest: provision in lieu of
     income tax expense                                     79           --           --           --           --
Minority interest: other (6)                                35          110           89           43           35
Income before extraordinary items                          339          437          161          579          145
Extraordinary items - gain (loss) on early
     extinguishment of debt, net                             2          (99)          --           (2)           2
Net income available to common stockholders                341          338          161          577          147

SELECTED PERFORMANCE RATIOS
Return on average assets (7)                              0.61%        0.86%        0.52%        3.37%        1.00%
Return on average common equity (8)                      19.92        23.66        19.11        72.71        39.33
Average equity to average assets                          3.05         3.64         2.83         4.85         2.54
Yield on interest-earning assets (9)                      6.97         7.21         7.52         7.74         7.69
Cost of interest-bearing liabilities (10)                 4.69         4.96         5.16         5.15         5.35
Net interest margin (11)                                  2.26         2.26         2.42         2.72         2.47
Efficiency ratio of the Bank (12)                        48.25        50.32        51.16        54.88        63.47

RATIO OF EARNINGS TO COMBINED FIXED
     CHARGES AND MINORITY INTEREST (13)
Excluding interest on deposits                            1.34x        1.31x        1.24x        2.13x        1.27x
Including interest on deposits                            1.22         1.18         1.13         1.58         1.11

                                                                              December 31,
                                                    ----------------------------------------------------------------
                                                     1999 (1)      1998 (2)      1997 (3)      1996 (4)      1995
                                                     ----          ----          ----          ----          ----
                                                              (dollars in millions, except per share data)
SELECTED FINANCIAL DATA
Securities available for sale                        $ 1,076       $   771       $   813       $   542       $   349
Securities held to maturity                              185           251            58             4             1
Mortgage-backed securities available for sale         13,765        12,948         5,077         1,599         1,478
Mortgage-backed securities held
      to maturity                                      2,150         2,771         1,338         1,622         1,524
Loans receivable, net                                 33,953        30,281        19,424        10,213         8,830
Total assets                                          57,041        54,798        31,347        16,618        14,667

Deposits                                              23,041        24,647        16,203         8,502        10,242
Securities sold under agreements
      to repurchase                                    5,482         4,238         1,842         1,583           970
Borrowings                                            25,669        22,376        10,770         4,903         2,393
Total liabilities                                     54,880        52,472        29,517        15,390        13,904
Minority interest                                        500           593           986           309           301
Stockholder's equity                                   1,661         1,732           844           919           462

REGULATORY CAPITAL RATIOS OF THE BANK
Tangible capital                                        5.81%         5.29%         5.65%         7.17%         5.84%
Core capital                                            5.81          5.29          5.65          7.17          5.84
Risk-based capital:
       Core capital                                    11.36         10.27         10.14         11.50          9.14
       Total capital                                   12.89         11.69         11.93         13.62         11.34

SELECTED OTHER DATA
Number of full service customer facilities               349           358           225           116           160
Loans serviced for others (14)                       $75,782       $68,803       $47,933       $44,034       $27,901
Full-time equivalent staff (FTE)                       7,564         7,994         4,983         3,415         3,378
Non-performing assets as a
       % of the Bank's total assets                     0.35%         0.57%         0.87%         1.36%         1.50%

-----------------
(1)  On April  16, 1999,  the  Company  acquired  twelve  retail  branches  with deposits of $543 million from Norwest Bank, Nevada, a subsidiary of Norwest Corporation and Wells Fargo Bank, N.A. (the "Nevada Purchase"). During April 1999, FNMC sold servicing rights on approximately 49,000 loans with an unpaid principal balance of $2.0 billion (the "1999 Servicing Sale"). In August 1999, the Company sold deposits totalling $70.1 million to Humboldt Bank. Noninterest income for the year ended December 31, 1999 includes pre-tax gains of $16.3 million from the sale of mortgage servicing rights ("MSRs") and $2.3 million on the sale of deposits. Non-interest expense for the year ended December 31, 1999 includes a $5.1 million reduction in benefit expense based on receipt of the actuary's valuation of the pension asset. During 1999, the Company redeemed the remaining 925,640 shares of the Bank Preferred Stock for a total redemption price of $97.6 million, resulting in $5.1 million of expenses and tender premiums, reflected as minority interest on the Company's 1999 consolidated statement of income.

(2) On September 11, 1998, the Company consummated the Glen Fed Merger, acquiring assets with fair values totalling approximately $18.8 billion and liabilities (including deposit liabilities) with fair values totalling approximately $17.7 billion. In addition, on September 11, 1998, the Company consummated the sale of its Florida deposit franchise to Union Planters Bank (the "Florida Branch Sale"), with associated deposit accounts totalling $1.4 billion, which resulted in a pre-tax gain of $108.9 million. Noninterest expense for the year ended December 31, 1998 includes $59.2 million in merger and integration costs. During 1998, GS Escrow Corp. issued $2 billion in debt securities to fund, in part, the Refinancing Transactions (as defined herein). The Company purchased 3,806,660 shares of the two outstanding series of Bank Preferred Stock in the Bank Preferred Stock Tender Offers (as defined herein) for a total redemption price of $423.0 million, resulting in $36.9 million of expenses and tender premiums, reflected as minority interest expense on the Company's 1998 consolidated statement of income. In addition, during 1998, the Company purchased the FN Holdings Notes (as defined herein) in the Debt Tender Offers (as defined herein) for an aggregate purchase price of $1.1 billion. The after-tax premiums and expenses paid in connection with such purchase (which together with the Bank Preferred Stock Tender Offers, are referred to as the "Refinancing Transactions") totalled $98.7 million and are reflected as an extraordinary loss on the Company's 1998 consolidated statement of income.

                                              (Footnotes continued on next page)

(3) On January 3, 1997, the Company acquired assets with fair values totalling approximately $14.2 billion and liabilities (including deposit liabilities) with fair values totalling approximately $12.9 billion in the Cal Fed Acquisition. In addition, on May 31, 1997, the Company acquired a $3.2
     billion  loan  servicing   portfolio  (the "Weyerhaeuser  Purchase").  Non-
     interest income for the year ended December 31, 1997 includes pre-tax gains of $14.0 million on the sale of MSRs (the "1997 Servicing Sale"), $25 million on the sale of Affiliated Computer Services ("ACS") stock, and $3.6 million on the sale of deposits. Noninterest expense for the year ended December 31, 1997 includes a $29.0 million provision for professional fees and unreimbursable costs related to the foreclosure of 1-4 unit residential loans serviced for others.

(4) On January 31, 1996, FNMC consummated the 1996 LMUSA Purchase, acquiring a $14.1 billion loan servicing portfolio. On February 1, 1996, the Company acquired San Francisco Federal ("SFFed Acquisition"), with assets at fair values totalling approximately $4 billion and liabilities (including deposit liabilities) with fair values totalling approximately $3.8 billion. During the year ended December 31, 1996, the Company closed the sale of several of its branches, with associated deposit accounts totalling $4.6 billion ("Branch Sales"). Noninterest income for the year ended December 31, 1996 includes pre-tax gains of $363.3 million related to the Branch Sales. Noninterest expense for the year ended December 31, 1996 includes a pre-tax charge of $60.1 million related to a special SAIF assessment.

(5) Income tax benefit for 1996 and 1995 includes the recognition of a deferred tax benefit of $125 million and $69 million, respectively, offset by federal AMT tax reduced, to the extent of 90%, by net operating loss carryovers and state tax generally at an assumed rate of 8%. Income tax expense for 1997 and the first half of 1998 represents federal AMT reduced, to the extent of 90%, by net operating loss carryovers, and state tax at an assumed rate of 11%. On June 30, 1998, the Bank recorded a $250 million reduction of the valuation allowance related to its deferred tax asset. Income tax expense for the second half of 1998 and for 1999 represents an effective tax rate of 42%. 1999 income tax expense includes a $79.0 million tax benefit based on the actual filing of the Mafco Group (as defined herein) and GS Holdings 1998 consolidated federal income tax returns. The tax benefit is fully offset by an increase in minority interest expense.

(6) Represents dividends on the REIT Preferred Stock (as defined herein), net of related tax benefit and the Bank Preferred Stock. The REIT Preferred Stock was issued on January 31, 1997. Minority interest for the years ended December 31, 1998 and 1999 also includes early redemption premiums on the Bank Preferred Stock and a 20% minority interest in Auto One.

(7) Return on average assets represents net income as a percentage of average assets for the periods presented.

(8) Return on average common equity represents net income as a percentage of average common equity for the periods presented.

(9)  Yield  on  interest-earning m assets  represents  interest  income   as  a
     percentage of average interest-earning assets.

(10) Cost of interest-bearing liabilities represents interest expense as a percentage of average interest-bearing liabilities.

(11) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(12) Efficiency  ratio  represents  noninterest  expense  reduced  by   goodwill
     amortization as a percentage of net interest income plus noninterest income (each component adjusted for non-recurring items).

(13) Earnings used in computing the ratio of earnings to combined fixed charges and minority interest consist of income before income taxes, minority interest and extraordinary items. Fixed charges consist of interest expense on borrowings, the interest component of lease expense and, where indicated, interest expense on deposits.

(14) Includes loans serviced by the Bank and its subsidiaries, excluding loans serviced for the Bank by FNMC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis ("MD&A") should be read in conjunction with the Consolidated Financial Statements of GS Holdings and the notes thereto included elsewhere in this Form 10-K. The following discussion includes historical information relating to GS Holdings, including the effects of the Golden State Acquisition and the Cal Fed Acquisition which were consummated on September 11, 1998 and January 3, 1997, respectively. For specific information regarding these acquisitions, see note 3 of the Company's Notes to Consolidated Financial Statements.

     For a discussion of the impact to the Company of recent accounting changes, refer to note 2 of the Company's Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     Based in San Francisco, GS Holdings is the parent of California Federal, a full-service, community oriented bank, that serves consumers and small businesses in California and Nevada. At December 31, 1999, it was the second largest thrift in the U.S. with $57.0 billion in assets and 349 branches.

     In connection with the Golden State Acquisition, management pledged to reduce, by December 31, 1999, operating expenses of the combined entity by $160.2 million, representing a 44% reduction from historical levels of the acquired entities' noninterest expense. This goal, which the Company exceeded by $1.8 million, was achieved six months ahead of schedule, by the end of the second quarter of 1999.

     GS Holdings reported net income for 1999 of $341.1 million, compared with net income of $338.0 million in 1998. Net income for 1999 included the following non-recurring items, net of tax: a $9.4 million gain from the 1999 Servicing Sale, a $2.9 million reduction in benefit expense based on receipt of the actuary's valuation of the pension asset, $3.2 million in minority interest expense related to the redemption of the Bank Preferred Stock and a $2.5 million gain on early extinguishment of debt.

     Net income for 1998 included the following items, net of tax: a $250 million reduction of the valuation allowance related to the Company's deferred tax asset, gains of $63.0 million on the sale of branches, $98.7 million in extraordinary loss related to expenses and tender premiums paid in connection with the Debt Tender Offers, $34.2 million in merger and integration costs related to the Golden State Acquisition and $36.9 million in minority interest related to net premiums and expenses in connection with the Bank Preferred Stock Tender Offers.

     Excluding these non-recurring items, operating net income for 1999 was $329.5 million, compared with operating net income for 1998 of $194.8 million.

     The following table shows GS Holdings' consolidated average balance sheet for the past three years, with the related interest income, interest expense, and the average interest rates for the periods presented. Average balances are calculated on a daily basis. The year-to-year comparisons set forth below include the effect of the Company's acquisitions and dispositions during the periods involved.

                                                                   Year Ended December 31,
                                      ------------------------------------------------------------------------------------
                                                 1999                          1998                         1997
                                      -------------------------    ---------------------------   -------------------------
                                      Average           Average    Average             Average   Average           Average
                                      Balance   Interest  Rate     Balance    Interest   Rate    Balance   Interest  Rate
                                      -------   --------  ----     -------    --------   ----    -------   --------  ----
                                                                    (dollars in millions)
ASSETS
  Interest-earning assets (1):
     Securities and interest-bearing
        deposits in banks (2)         $ 1,554   $  100    6.44%    $ 1,121    $   77    6.84%    $ 1,015    $   62    6.11%
     Mortgage-backed securities
        available for sale             13,706      873    6.37       7,952       483    6.07       4,485       298    6.64
     Mortgage-backed securities
        held to maturity                2,392      178    7.43       1,753       134    7.67       1,482       113    7.65
     Loans held for sale                1,659      110    6.60       1,652       116    7.01       1,068        77    7.15
     Loans receivable, net             31,948    2,332    7.30      22,772     1,739    7.64      19,859     1,553    7.82
     FHLB stock                         1,113       60    5.36         623        36    5.78         403        25    6.16
                                      -------    -----              ------     -----              ------     -----
     Total interest-earning assets     52,372    3,653    6.97%     35,873     2,585    7.21%     28,312     2,128    7.52%
                                                 -----                         -----                         -----
  Noninterest-earning assets            3,692                        3,394                         2,444
                                      -------                      -------                       -------
     Total assets                     $56,064                      $39,267                       $30,756
                                      =======                      =======                       =======

LIABILITIES, MINORITY INTEREST
  AND STOCKHOLDER'S EQUITY
  Interest-bearing liabilities:
     Deposits                         $23,948   $  888    3.71%    $18,866    $  791    4.19%    $16,728    $  747    4.47%
     Securities sold under
        agreements to repurchase        5,057      266    5.18       2,805       154    5.40       2,512       141    5.52
     Borrowings (3)                    23,613    1,313    5.56      14,084       829    5.89       8,702       553    6.36
                                      -------   ------             -------    ------             -------    ------
     Total interest-bearing
        liabilities                    52,615    2,467    4.69%     35,755     1,774    4.96%     27,942     1,441    5.16%
                                                ------                        ------                        ------
  Noninterest-bearing
     liabilities                        1,194                        1,204                         1,011
  Minority interest                       540                          878                           932
  Stockholder's equity                  1,712                        1,430                           871
                                      -------                      -------                       -------
     Total liabilities,
        minority interest and
        stockholder's equity          $56,064                      $39,267                       $30,756
                                      =======                      =======                       =======
  Net interest income                           $1,186                        $  811                        $  687
                                                ======                        ======                        ======

  Interest rate spread                                    2.28%                         2.25%                         2.36%
                                                          ====                          ====                          ====
  Net interest margin                                     2.26%                         2.26%                         2.42%
                                                          ====                          ====                          ====
  Average equity to average assets                        3.05%                         3.64%                         2.83%
                                                          ====                          ====                          ====

------------------
(1) Non-performing assets are included in the average balances for the periods indicated.

(2) Includes interest-bearing deposits in other banks and securities purchased under agreements to resell.

(3)  Interest and average rate include the impact of interest rate swaps.

     The following table shows what portion of the changes in interest income and interest expense were due to changes in rate and volume. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to volume (change in average outstanding balance multiplied by the prior year's rate) and rate (change in average interest rate multiplied by the prior year's volume). Changes attributable to both volume and rate have been allocated proportionately.

                                                                          Year Ended December 31,
                                                      -------------------------------------------------------------

                                                              1999 vs. 1998                    1998 vs. 1997
                                                      -----------------------------    ----------------------------
                                                        Increase (Decrease) Due to       Increase (Decrease) Due to
                                                      ------------------------------   ----------------------------
                                                        Volume     Rate        Net       Volume     Rate        Net
                                                        ------     ----        ---       ------     ----        ---
                                                                                 (in millions)
    INTEREST INCOME:
    Securities and interest-bearing deposits in        $   27      $  (4)    $   23       $  7       $  8       $ 15
    banks
    Mortgage-backed securities available for sale         365         25        390        209        (24)       185
    Mortgage-backed securities held to maturity            48         (4)        44         21         --         21
    Loans held for sale                                    --         (6)        (6)        40         (1)        39
    Loans receivable, net                                 666        (73)       593        221        (35)       186
    FHLB stock                                             27         (3)        24         13         (2)        11
                                                       ------      -----     ------        ---       ----       ----
           Total                                        1,133        (65)     1,068        511        (54)       457
                                                       ------      -----     ------        ---       ----       ----

    INTEREST EXPENSE:
    Deposits                                              169        (72)        97         84        (40)        44
    Securities sold under agreements to repurchase        118         (6)       112         16         (3)        13
    Borrowings                                            527        (43)       484        314        (38)       276
                                                       ------      -----     ------        ---       ----       ----
           Total                                          814       (121)       693        414        (81)       333
                                                       ------      -----     ------        ---       ----       ----

    Change in net interest income                      $  319      $  56     $  375       $ 97       $ 27       $124
                                                       ======      =====     ======       ====       ====       ====

     YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

     INTEREST INCOME. Total interest income was $3.7 billion for 1999, an increase of $1.1 billion from 1998. Total interest-earning assets for 1999 averaged $52.4 billion, compared to $35.9 billion for the corresponding period in 1998, primarily as a result of the Golden State Acquisition. The yield on total interest-earning assets during 1999 decreased to 6.97% from 7.21% for 1998, primarily due to prepayments of higher rate loans which were replaced with lower yielding originations, primarily during 1998, and the repricing of variable-rate loans, partially offset by purchases of mortgage-backed securities and additions from the Golden State Acquisition of mortgage-backed securities with higher market yields.

     GS Holdings earned $2.3 billion of interest income on loans receivable for 1999, an increase of $593.2 million from 1998. The average balance of loans receivable was $31.9 billion for 1999, compared to $22.8 billion for 1998. The weighted average rate on loans receivable decreased to 7.30% for 1999 from 7.64% for 1998, primarily due to comparatively lower market rates in 1999. The increase in the average volume is primarily due to the addition of $14.6 billion in loans acquired in the Golden State Acquisition.

     GS Holdings earned $109.5 million of interest income on loans held for sale for 1999, a decrease of $6.2 million from 1998. The average balance of loans held for sale was $1.7 billion for 1999, an increase of $7 million from 1998, primarily due to increased originations and longer holding periods for jumbo loans during the first half of 1999. The weighted average rate on loans held for sale decreased to 6.60% for 1999 from 7.01% for 1998, primarily due to declining market interest rates.

     Interest income on mortgage-backed securities available for sale was $872.8 million in 1999, an increase of $390.3 million from 1998. The average portfolio balances increased $5.8 billion, to $13.7 billion, for 1999 compared to 1998. The weighted average yield on these assets increased from 6.07% for 1998 to 6.37% for 1999. The increase in the volume and the weighted average yield is primarily due to premium amortization associated with prepayments of variable-rate securities in 1998, purchases of mortgage-backed securities and additions of $2.4 billion from the Golden State Acquisition with higher market yields.

     Interest income on mortgage-backed securities held to maturity was $177.6 million for 1999, an increase of $43.1 million from 1998. The average portfolio balance increased $639 million, to $2.4 billion, for 1999 compared to 1998, primarily attributed to the addition of $1.9 billion of the Bank's multi-family loans securitized with FNMA with a weighted average rate of 7.39% during September of 1998. The weighted average rates for 1999 and 1998 were 7.43% and 7.67%, respectively.

     Interest income on securities and interest-bearing deposits in other banks was $100.1 million for 1999, an increase of $23.4 million from 1998. The average portfolio balance increased from $1.1 billion for 1998 to $1.6 billion for 1999. The decrease in the weighted average rate from 6.84% for 1998 to 6.44% for 1999 is primarily due to a decline in market interest rates. In addition, 1999 reflects $7.7 million in interest income related to a $50.8 million federal tax refund, while 1998 reflects $17.5 million in interest income received on a $65.0 million federal income tax refund. These refunds were related to Old California Federal and San Francisco Federal, and neither had a corresponding asset.

     Dividends on FHLB stock were $59.6 million for 1999, an increase of $23.6 million from 1998, due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances as well as the Golden State Acquisition. The average balance of FHLB stock owned during 1999 and 1998 was $1.1 billion and $0.6 billion, respectively. The weighted average dividend on FHLB stock decreased to 5.36% for 1999 from 5.78% for 1998.

     INTEREST EXPENSE. Total interest expense was $2.5 billion for 1999, an increase of $692.3 million from 1998. The increase is primarily the result of additional borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition, deposits assumed in the Nevada Purchase and the net impact of the Refinancing Transactions, including the assumption of the GS Holdings Notes (as defined herein).

     Interest expense on customer deposits, including Brokered Deposits (as defined herein), was $888.3 million for 1999, an increase of $97.2 million from 1998. The average balance of customer deposits outstanding increased from $18.9 billion for 1998 to $23.9 billion for 1999. The increase in the average balance is primarily a result of $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale, both of which occurred in the third quarter of 1998. In addition, $543 million in deposits at an average cost of 3.71% were assumed in the Nevada Purchase, which was consummated in April 1999. The overall weighted average cost of deposits declined to 3.71% for 1999 from 4.19% for 1998, primarily due to lower market interest rates and a change in the Bank's certificate of deposit pricing strategy, as well as the higher average balances of lower rate transaction accounts in 1999 compared to 1998 and the lower cost of funds on deposits assumed in the Golden State Acquisition and the Nevada Purchase.

     Interest expense on securities sold under agreements to repurchase totalled $265.5 million for 1999, an increase of $111.8 million from 1998. The average balance of such borrowings for 1999 and 1998 was $5.1 billion and $2.8 billion, respectively; such increase is primarily attributed to the Golden State Acquisition. The weighted average interest rate on these instruments decreased to 5.18% for 1999 from 5.40% for the year ended December 31, 1998, primarily due to a decrease in market interest rates on new borrowings in 1999 compared to 1998.

     Interest expense on borrowings totalled $1.3 billion for 1999, an increase of $483.3 million from 1998. The average balance outstanding for 1999 and 1998 was $23.6 billion and $14.1 billion, respectively. The weighted average interest rate on these instruments decreased to 5.56% for 1999 from 5.89% for 1998, primarily due to lower prevailing market rates in 1999 and the net impact of the Refinancing Transactions. The higher volume includes the net impact of the Refinancing Transactions and the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition, as well as the increase in FHLB advances used to fund the purchases of mortgage-backed securities and to fund the sale of deposits in the Florida Branch Sale.

     NET INTEREST INCOME. Net interest income was $1.2 billion for 1999, an increase of $375.1 million from 1998, primarily due to an increase in net interest-earning assets resulting from the Golden State Acquisition. The interest rate spread increased to 2.28% for 1999 from 2.25% for 1998, primarily as a result of maturities and repayments of higher rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively lower rates. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sale and settlement of assets, was $421.7 million in 1999, a decrease of $19.2 million from 1998. Noninterest income included a $16.3 million pre-tax gain from the 1999 Servicing Sale and a gain on sale of branches of $108.8 million in 1998 (primarily due to the Florida Branch Sale). Excluding these non-recurring items, noninterest income was $405.4 million in 1999 compared with $332.2 million in 1998. Noninterest income includes the following components in each of the years ended December 31, 1999, 1998 and 1997:

                                                                      Year Ended December 31,
                                                           -------------------------------------------
                                                              1999             1998             1997
                                                           ---------        ---------        ---------
                                                                          (in thousands)
     Noninterest income:
        Loan servicing fees, net                           $ 146,682        $ 132,543        $ 143,704
        Customer banking fees and service charges            187,022          121,283          100,263
        Gains on sale and settlement of assets, net           21,699              193           38,230
        Gains on sale of branches, net                         2,343          108,825            3,569
        Gains on sale of loans, net                           32,885           54,217           24,721
        Other income                                          31,096           23,896           29,207
                                                           ---------        ---------        ---------
           Total noninterest income                        $ 421,727        $ 440,957        $ 339,694
                                                           =========        =========        =========

     Loan servicing fees, net of amortization of MSR, were $146.7 million for 1999, compared with $132.5 million for 1998. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $65.4 billion at December 31, 1998 to $72.9 billion at December 31, 1999. Incremental loan servicing fees were partially offset by amortization related to higher average MSR basis in 1999. Loan servicing fees benefited from the slowdown in mortgage loan prepayments in 1999, with an average prepayment rate on loans serviced of 17% in 1999 versus 23% in 1998.

     Customer banking fees were $187.0 million for 1999 compared with $121.3 million for 1998. The increase is primarily attributed to the impact of revenues from the retail banking operations acquired in the Golden State Acquisition and deposits assumed in the Nevada Purchase, partially offset by the impact of the Florida Branch Sale. Commission revenues from mutual fund, annuity and investment sales through CFI included in fees and service charges totalled $53.9 million for 1999, an increase of $20.6 million from 1998, primarily a result of an increase in the sales volume of such instruments. In addition, management's increased emphasis on transaction account growth since the Golden State Acquisition has generated additional fee income.

     Net gain on sale of assets totalled $21.7 million in 1999, an increase of $21.5 million from 1998, primarily due to the 1999 Servicing Sale.

     Net gain on sale of branches was $2.3 million for 1999 compared with $108.8 million in 1998. The gain in 1999 relates to the sale of the Eureka and Ukiah branches. The gain in 1998 is primarily attributed to the Florida Branch Sale.

     Gain on sale and settlement of loans totalled $32.9 million for 1999, a decrease of $21.3 million from 1998. The decrease is primarily attributed to lower gains on residential loans held for sale during 1999. In addition, gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $3.9 million higher in 1998 compared with 1999. During 1999, California Federal sold $9.7 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared with $7.9 billion of such sales in 1998.

     Other noninterest income was $31.1 million in 1999 compared with $23.9 million in 1998. The increase in 1999 is primarily attributed to the receipt of a sales and use tax refund and an increase in disbursement float income.

     NONINTEREST EXPENSE. Total noninterest expense was $910.8 million in 1999, an increase of $149.5 million from 1998. Noninterest expense in 1999 included higher compensation, occupancy and equipment, goodwill amortization and other noninterest expense attributed to the Golden State Acquisition and the Nevada Purchase. These increases were partially offset by a $51.4 million decrease in merger and integration costs incurred in connection with the Golden State Acquisition, as the majority of these costs were incurred in 1998. Noninterest expense includes the following components in each of the years ended December 31, 1999, 1998 and 1997:

                                                                      Year Ended December 31,
                                                           -------------------------------------------
                                                              1999             1998             1997
                                                           ---------        ---------        ---------
                                                                          (in thousands)
     Noninterest expense:
        Compensation and employee benefits                 $ 389,904        $ 293,573        $ 256,448
        Occupancy and equipment                              141,696           97,456           81,914
        Professional fees                                     52,493           56,327           48,771
        Loan expense                                          36,048           48,183           60,437
        Foreclosed real estate operations, net                (6,411)          (6,152)          (3,304)
        Amortization of intangible assets                     69,724           53,415           49,153
        Merger and integration costs                           7,747           59,162               --
        Other expense                                        219,582          159,360          155,300
                                                           ---------        ---------        ---------
           Total noninterest expense                       $ 910,783        $ 761,324        $ 648,719
                                                           =========        =========        =========

     Compensation and employee benefits expense was $389.9 million in 1999, an increase of $96.3 million from 1998. The increase is primarily attributed to the Golden State Acquisition.

     Occupancy and equipment expense was $141.7 million and $97.5 million in 1999 and 1998, respectively. This increase reflects the effects of the Golden State Acquisition as well as $9.0 million of adjustments in 1999 to previously established accruals for vacant facilities.

     Professional fees, which are primarily legal, audit, and consulting fees, totalled $52.5 million and $56.3 million in 1999 and 1998, respectively. The decrease was primarily due to a reduction in expenses related to goodwill litigation.

     Loan expense was $36.0 million in 1999, a decrease of $12.1 million from 1998. The decrease is primarily attributed to an increase in FAS 91 deferred origination costs due to higher loan production activity during 1999 compared with 1998. Also, 1998 included higher pass-through interest expense due to higher prepayments in that period.

     Amortization of intangible assets was $69.7 million in 1999, an increase of $16.3 million from 1998, primarily due to the goodwill recorded in connection with the Golden State Acquisition and the Nevada Purchase.

     Merger and integration costs were $7.7 million and $59.2 million in 1999 and 1998, respectively, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. The majority of such costs were incurred in 1998 and management does not expect to incur any significant additional merger and integration costs from this transaction.

     Other noninterest expense was $219.6 million in 1999 compared with $159.4 million in 1998, primarily attributed to increased operations as a result of the Golden State Acquisition. In addition, results for 1999 include $6.2 million in operating expenses related to back office support. Such charges are not expected to be recurring.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $10 million in 1999, down from $40 million in 1998. The decrease in 1999 reflects management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Bank's level of non-performing assets.For further information, refer to "- Balance Sheet Analysis - Allowance for Loan Losses."

     PROVISION FOR INCOME TAX. In 1999, GS Holdings recorded gross income tax expense of $313.3 million, less a benefit of $79.0 million, for a net income tax expense of $234.3 million. The tax benefit of $79.0 million was offset by a provision in lieu of taxes. In 1998, GS Holdings recorded an income tax benefit of $96.3 million. GS Holdings' effective federal tax rate was 38% and (30)% during 1999 and 1998, respectively, while its statutory federal tax rate was 35% during both periods. In 1999, the difference between the effective and statutory rates was primarily the result of non-deductible goodwill amortization. During 1999, a tax benefit of $79.0 million was recognized, and a corresponding increase to minority interest: provision in lieu of income tax expense was recorded, since the adjustment relates to pre-merger tax benefits which are retained by the previous owners of FN Holdings. These adjustments resulted from 1998 tax filings in the third quarter of 1999. For the year ended December 31, 1998, the difference between the effective and statutory rates was primarily the result of a $250 million reduction in the deferred tax asset valuation allowance, partially offset by non-deductible goodwill amortization. GS Holdings' effective state tax rate was 8% and 9% during 1999 and 1998, respectively.

     MINORITY INTEREST. Minority interest for 1999 includes a $79.0 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings (see note 24 of the Company's Notes to Consolidated Financial Statements), and $5.0 million in net premiums paid in connection with the redemption of the Bank Preferred Stock. Dividends on the Bank Preferred Stock that had not been acquired by GS Holdings and the REIT Preferred Stock totalling $1.8 million and $26.4 million, respectively, were also recorded during 1999. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $19.2 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $380.7 million in Bank Preferred Stock purchased by GS Holdings in connection with the Refinancing Transactions in the third and fourth quarters of 1998, as well as the $60.7 million redeemed on April 1, 1999 and the $31.8 million redeemed on September 1, 1999. Minority interest for 1999 also includes a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     EXTRAORDINARY ITEMS. During the fourth quarter of 1999, the FHLB called and the Bank prepaid $500 million in FHLB advances, resulting in an extraordinary gain of $2.7 million, net of income taxes, on the early extinguishment of such borrowings. In addition, on December 20, 1999, the Bank repurchased all of the remaining $6.0 million outstanding principal amount of the 11.20% senior notes due September 1, 2004 (the "11.20% Senior Notes") assumed in the SFFed Acquisition, resulting in an extraordinary loss of $0.2 million, net of income taxes, on the early extinguishment of debt. During 1998, the Company purchased $914.5 million aggregate principal amount of the FN Holdings Notes (the "Debt Tender Offers") for an aggregate purchase price, including accrued interest payable, of $1.1 billion. The amount of expenses and tender premiums paid in connection with such purchase totalled $98.7 million, net of income taxes, and is reflected as an extraordinary loss on early extinguishment of debt on GS Holdings' consolidated statement of income for 1998.

     YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

     INTEREST INCOME. Total interest income was $2.6 billion for the year ended December 31, 1998, an increase of $457.4 million from the year ended December 31, 1997. Total interest-earning assets for the year ended December 31, 1998 averaged $35.9 billion, compared to $28.3 billion for the corresponding period in 1997. The yield on total interest-earning assets during the year ended December 31, 1998 decreased to 7.21% from 7.52% for the year ended December 31, 1997, primarily due to the lower market rates on mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

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

     Interest income on mortgage-backed securities available for sale was $482.6 million for the year ended December 31, 1998, an increase of $184.8 million from the year ended December 31, 1997. The average portfolio balances increased $3.5 billion, to $8.0 billion, during the year ended December 31, 1998. The weighted average yield on these assets decreased from 6.64% for the year ended December 31, 1997 to 6.07% for the year ended December 31, 1998. The increase in the volume and decrease in the weighted average yield is primarily due to the 1998 purchases of $9.0 billion of mortgage-backed securities and additions of $2.4 billion from the Golden State Acquisition, offset by prepayments of higher rate mortgage-backed securities since December 31, 1997. Additionally, the decline in yield was affected by a $19.8 million writedown recorded in 1998 to the carrying value of mortgage-backed securities available for sale determined to have an other-than-temporary impairment.

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

     Interest income on securities and interest-bearing deposits in other banks was $76.7 million for the year ended December 31, 1998, an increase of $14.7 million from the year ended December 31, 1997. The average portfolio balance increased from $1.0 billion for the year ended December 31, 1997 to $1.1 billion for the year ended December 31, 1998, primarily due to the proceeds received from the GS Holdings Notes, used to fund the Refinancing Transactions during the third and fourth quarters of 1998. The increase in the weighted average rate from 6.11% for the year ended December 31, 1997 to 6.84% for the year ended December 31, 1998 is primarily due to $17.5 million in interest income received on a $65 million federal income tax refund related to Old California Federal and San Francisco Federal.

     Dividends on FHLB stock were $36.0 million for 1998, an increase of $11.3 million from 1997, due to the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances as well as the Golden State Acquisition. The average balance of FHLB stock owned during 1998 and 1997 was $623 million and $403 million, respectively. The weighted average dividend on FHLB stock decreased to 5.78% for 1998 from 6.16% for 1997.

     INTEREST EXPENSe. Total interest expense was $1.8 billion for the year ended December 31, 1998, an increase of $333.3 million from the year ended December 31, 1997. The increase is primarily the result of increased borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition, and the issuance of the GS Holdings Notes.

     Interest expense on customer deposits, including Brokered Deposits, was $791.1 million for the year ended December 31, 1998, an increase of $44.1 million from the year ended December 31, 1997. The average balance of customer deposits outstanding increased from $16.7 billion in 1997 to $18.9 billion during 1998. The increase in the average balance is primarily due to $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale, both of which occurred late in the third quarter of 1998. The overall weighted average cost of deposits decreased to 4.19% for the year ended December 31, 1998 from 4.47% for the year ended December 31, 1997, primarily due to the higher average balance of lower rate custodial transaction accounts in 1998 and the lower cost of funds on deposits assumed in the Golden State Acquisition.

     Interest expense on securities sold under agreements to repurchase totalled $153.7 million for the year ended December 31, 1998, an increase of $13.2 million from the year ended December 31, 1997. The average balance of such borrowings for the years ended December 31, 1998 and 1997 was $2.8 billion and $2.5 billion, respectively. The weighted average interest rate on these instruments decreased to 5.40% during the year ended December 31, 1998, from 5.52% for the year ended December 31, 1997, primarily due to a decrease in rates on new borrowings compared to such borrowings during 1997.

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

     NET INTEREST INCOME. Net interest income was $810.7 million for the year ended December 31, 1998, an increase of $124.0 million from the year ended December 31, 1997. The interest rate spread decreased to 2.25% for the year ended December 31, 1998 from 2.36% for the year ended December 31, 1997, primarily as a result of prepayments of higher rate interest-earning assets that were replaced with interest-earning assets having comparatively lower yields. The effect of lower yielding assets was partially offset by lower rates on interest-bearing liabilities in a declining rate environment.

     NONINTEREST INCOME. Noninterest income consists primarily of loan servicing fees, customer banking fees and gains on sale and settlement of loans and other assets. In 1998, noninterest income was $441.0 million, an increase of $101.3 million from 1997. Noninterest income for 1998 included a $108.8 million gain on sale of branches, primarily the Florida Branch Sale. Noninterest income for 1997 included gains of $14.0 million from the 1997 Servicing Sale and $25.0 million from the sale of the Company's remaining ACS stock. Excluding these nonrecurring items, noninterest income was $332.1 million in 1998, up $31.4 million from 1997. Increases in customer banking fees and gains on sale of loans were partially offset by lower loan servicing fees.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $132.5 million for 1998, compared to $143.7 million for 1997. Although the single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $44.9 billion at December 31, 1997 to $65.4 billion at December 31, 1998, loan servicing fees included a $16.7 million increase in amortization of residential servicing rights, primarily due to increased prepayments. During 1998, California Federal sold $7.9 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $5.5 billion of such sales for 1997.

     Customer banking fees were $121.3 million for 1998, compared to $100.3 million for 1997. The increase is primarily attributed to the impact of increased revenues from the retail banking operations acquired in the Golden State Acquisition, partially offset by the impact of the Florida Branch Sale.

     Gain on sale and settlement of loans was $54.2 million for 1998, compared to $24.7 million for 1997. The increase in 1998 is primarily attributed to $19.2 million in additional gains from residential loan sales in 1998 and the effects of early payoffs and settlment of commercial loans with unamortized discounts of $10.3 million.

     NONINTEREST EXPENSE. Total noninterest expense was $761.3 million for 1998, an increase of $112.6 million from 1997, primarily due to merger and integration costs as well as higher levels of operating expenses reflecting the Golden State Acquisition.

     During 1998, the Company incurred $59.2 million in merger and integration costs, primarily severance, conversion and consolidation costs, in connection with the Golden State Acquisition. Compensation and employee benefits expense was $293.6 million for 1998, an increase of $37.1 million from 1997, and was primarily attributed to the Golden State Acquisition as well as the Auto One and GSAC Acquisitions. Occupancy and equipment expense was $97.5 million in 1998, up $15.5 million from 1998, reflecting the effects of the Golden State Acquisition, partially offset by the Florida Branch Sale.

     Loan expense was $48.2 million for 1998, a decrease of $12.3 million from 1997. The decrease was primarily attributed to a $25.0 million provision for unreimbursable costs related to the foreclosure of single-family loans serviced for others recorded during 1997, partially offset by additional expenses (such as outside appraisal fees, inspection fees and pass-through interest expense) associated with higher volume of loans serviced and higher prepayments during 1998.

     PROVISION FOR LOAN LOSSES. The provision for loan losses decreased in 1998 reflecting management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Bank's level of non-performing assets. For further information, refer to the "- Balance Sheet Analysis - Allowance for Loan Losses."

     PROVISION FOR INCOME TAX. During the years 1998 and 1997, GS Holdings recorded an income tax benefit of $96.3 million and income tax expense of $47.1 million, respectively. Based on resolutions of federal income tax audits and favorable future earnings expectations, management changed its judgment about the realizability of the Company's deferred tax asset. The Company reduced its valuation allowance by $250 million in the second quarter of 1998 in addition to the amount used to offset income during the period. GS Holdings' effective federal tax rate was (30)% and 2% for the years 1998 and 1997, respectively, while its statutory federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the reductions in the deferred tax asset valuation allowance, partially offset by non-deductible goodwill amortization. GS Holdings' effective state tax rate was 9% and 14% during 1998 and 1997, respectively. Effective July 1, 1998, the Company's marginal tax rate for future periods increased to 42%. For further information, see note 28 of the Company's Notes to Consolidated Financial Statements.

     MINORITY INTEREST. Minority interest for 1998 includes $36.9 million in net premiums and expenses related to the Bank Preferred Stock Tender Offers. Dividends on the Bank Preferred Stock (net of amounts paid to GS Holdings) and the REIT Preferred Stock totalling $42.1 million and $33.1 million, respectively, were also recorded during 1998. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statements of income net of the income tax benefit of $12.5 million for 1998, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest for 1998 also includes $2.2 million representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     Dividends on the Bank Preferred Stock and the REIT Preferred Stock totalling $52.7 million and $36.6 million, respectively, were recorded during 1997. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statements of income net of the income tax benefit of $5.3 million for 1997, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

     EXTRAORDINARY ITEMS. During 1998, the Company purchased $914.5 million aggregate principal amount of the FN Holdings Notes in the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $1.1 billion. The amount of expenses and tender premiums paid in connection with such purchase totalled $98.7 million, net of income taxes and is reflected as an extraordinary loss on early extinguishment of debt on GS Holdings' consolidated statement of income for 1998.

PROVISION FOR FEDERAL AND STATE INCOME TAXES

     During the years 1999, 1998 and 1997, GS Holdings recorded income tax expense (benefit), excluding the tax effects associated with extraordinary items and minority interest in 1999, 1998 and 1997, of $313.3 million, $(96.3) million, and $47.1 million, respectively. Included in 1999 income tax expense is a $79.0 million provision in lieu of taxes resulting from adjustments related to pre-merger tax benefits, in the form of net operating loss carryovers and other items, which are retained by the previous owners of FN Holdings. To the extent these tax benefits are recognized, there is a reduction in income tax expense, which is offset by an increase in minority interest: provision in lieu of income tax expense. These adjustments resulted from 1998 tax filings in the third quarter of 1999. The Company's effective federal income tax rates were 38%,
(30)% and 2% in 1999, 1998 and 1997, respectively. The Company's federal statutory income tax rate was 35% in each of the years 1999, 1998 and 1997. For the year ended December 31, 1999, the difference between the effective and statutory rates was primarily the result of non-deductible goodwill amortization. For the years ended December 31, 1998 and 1997, the difference between the effective and statutory rates was primarily the result of a reduction in the deferred tax asset valuation allowance, partially offset by non-deductible goodwill amortization. During the years 1999, 1998 and 1997, GS Holdings' effective state tax rate was 8%, 9% and 14%, respectively.

     Prior to the Golden State Acquisition, for federal income tax purposes, the Bank, FN Holdings and Mafco Holdings were parties to a tax sharing agreement effective as of January 1, 1994 (the "Tax Sharing Agreement"), pursuant to which:

     (a) the Bank paid to FN Holdings amounts equal to the income taxes that the Bank would be required to pay if it were to file a return separately from the affiliated group of which Mafco Holdings is the common parent (the "Mafco Group") and
     (b) FN Holdings paid to Mafco Holdings amounts equal to the income taxes that FN Holdings would be required to pay if it were to file a consolidated return on behalf of itself and the Bank separately from the Mafco Group.

     The Tax Sharing Agreement allowed the Bank to take into account, in determining its liability to FN Holdings, any net operating loss carryovers that it would have been entitled to utilize if it had filed a consolidated return on behalf of itself for each year since the formation of the Bank. The Tax Sharing Agreement also allowed FN Holdings to take into account, in determining its liability to Mafco Holdings, any net operating losses that it would have been entitled to utilize if it had filed a consolidated return on behalf of itself and the Bank for each year since the formation of the Bank. Accordingly, pursuant to the Tax Sharing Agreement, the benefits of any net operating losses generated by the Bank since its formation are retained by the Bank and FN Holdings.

     In connection with the Golden State Acquisition, for any taxable period ending after September 11, 1998,

     (a) the Company replaced Mafco Holdings and assumed all of the rights and obligations of Mafco Holdings under the Tax Sharing Agreement with respect to such taxable periods;
     (b) GS Holdings replaced FN Holdings under the Tax Sharing Agreement and assumed all of the rights and obligations of FN Holdings under the Tax Sharing Agreement with respect to such taxable periods; and
     (c) California Federal continued to be bound by the Tax Sharing Agreement. Mafco Holdings continued to be bound for all obligations accruing for taxable periods on or prior to September 11, 1998.

     The Bank had generated significant federal income tax net operating losses since it was organized in December 1988. This is due, in part, to the fact that, under applicable federal income tax law, certain financial assistance received by the Bank pursuant to an assistance agreement among the FSLIC, the Bank and certain affiliates of the Bank, was excluded from the taxable income of the Bank. In addition to such tax-free financial assistance, the Bank had been entitled to its normal operating deductions, including interest expense and certain losses relating to its loan portfolio. As a result, the Bank generated significant net operating losses for federal income tax purposes even though its operations were profitable. Furthermore, under the reorganization provisions of the Code, the Bank succeeded to certain net operating loss carryovers of five insolvent Texas savings and loan associations acquired in an FSLIC-assisted transaction in 1988.

     Under federal tax law, Parent Holdings, FN Holdings and the Bank are subject to several liability with respect to the consolidated federal income tax liabilities of the Mafco Group for any taxable period during which Parent Holdings, FN Holdings or the Bank is, as the case may be, a member of such group ("Consolidated Liabilities"). Therefore, Parent Holdings, FN Holdings or the
Bank may be required to pay the Mafco Holdings consolidated federal tax liability notwithstanding prior payments made under the Tax Sharing Agreement by FN Holdings or the Bank to Mafco Holdings. Mafco Holdings has agreed, however, under the Tax Sharing Agreement, to indemnify FN Holdings and the Bank for any such federal income tax liability (and certain state and local tax liabilities) of Mafco Holdings or any of its subsidiaries (other than FN Holdings and the Bank) that FN Holdings or the Bank is actually required to pay.

     In connection with the Golden State Merger, the Company deconsolidated from the Mafco Group. As a result, only the amount of the net operating losses ("NOLs") of the Company not utilized by the Mafco Group on or before December 31, 1998 are available to offset taxable income of the Company thereafter. At September 11, 1998, had the Company filed a consolidated federal income tax return on behalf of itself and its subsidiaries for each of the years since the formation of the Company, it would have had regular NOL carryforwards, for federal income tax purposes, of approximately $1.7 billion. Upon deconsolidation, the NOLs available to offset taxable income of the Company were initially estimated to be reduced by $757 million. This reduction of NOLs and other tax attributes (the "Deconsolidation Adjustment") resulted in a $211.2 million reduction in retained earnings during 1998. The Deconsolidation Adjustment was revised during 1999 based upon the actual filing of the Mafco Group 1998 consolidated federal income tax return (including the Company's operations through September 11, 1998) and may continue to change based upon the results of Internal Revenue Service ("IRS") audits for all open years of Mafco and the Company. Any change to the Deconsolidation Adjustment will be recorded as an adjustment to the amounts due or distributions made to the previous owners of FN Holdings. In addition, adjustments related to the valuation allowance as a result of the Deconsolidation Adjustment will be recorded as an adjustment to federal income tax expense. Such adjustment will be offset by minority interest since under the merger agreement with Golden State the tax benefits from any NOLs and other tax attributes of Parent Holdings and subsidiaries are retained by the previous owners of FN Holdings. Accordingly, any change to the Deconsolidation Adjustment should have no impact on GS Holdings' effective tax rate. Changes are recorded in the period during which such change is determined. During 1999, a tax benefit of $79.0 million was recognized, and a corresponding increase to minority interest was recorded in accordance with the Golden State Merger agreement. In addition, the Company recorded an adjustment of $66.4 million (which increased retained earnings) to reduce the Deconsolidation Adjustment to $144.8 million. These adjustments resulted from 1998 tax filings in the third quarter of 1999.

     At December 31, 1999, the Company had regular NOL carryforwards for federal income tax purposes of approximately $683 million, which are available to offset future federal taxable income, if any, through 2009. In addition, the Company had alternative minimum tax credit carryforwards of approximately $70 million which are available to offset future federal regular income taxes, if any, over an indefinite period. The IRS is examining the 1991 through 1995 federal income tax returns of the Company and any NOL carryforwards are subject to review and disallowance, in whole or in part, by the IRS.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, a deferred tax liability has not been recognized for the base year reserves of the Bank. The base year reserves are generally the balance of the tax bad debt reserve as of December 31, 1987 reduced proportionately for reductions in the Bank's loan portfolio since that date. At December 31, 1999, the amount of those reserves was $305 million. The amount of the unrecognized deferred tax liability at December 31, 1999 was $107 million. Circumstances that may require an accrual of this unrecorded tax liability are a failure to meet the definition of a "bank" for federal income tax purposes, dividend payments in excess of tax earnings and profits, and other distributions, dissolution, liquidation or redemption of stock, excluding preferred stock meeting certain conditions.

     The Company is subject to taxation in certain states in which it operates, including California. For California franchise tax purposes, savings institutions are taxed as "financial corporations." Financial corporations are taxed at the general corporate franchise tax rate plus an "in lieu" rate based on their statutory exemption from local business and personal property taxes.

BALANCE SHEET ANALYSIS

     At December 31, 1999, GS Holdings' assets totalled $57.0 billion, up from $54.8 billion at December 31, 1998. The increase was primarily due to growth in loans receivable and the investment portfolio, primarily mortgage-backed securities available for sale, partially offset by a reduction in loans held for sale and mortgage-backed securities held to maturity. (For a discussion of the loan portfolio, see "Loan Portfolio.") The growth in interest-earning assets was largely funded by increased borrowings from the FHLB. For further information on the Company's management of assets and liabilities, as well as information on the Company's liquidity and capital, see --"Risk Management," --"Liquidity" and --"Capital Management."

INVESTMENT ACTIVITIES

     The Bank is required by OTS regulations to maintain a specified minimum amount of liquid assets which may be invested in specified securities. The Bank is also permitted to invest in certain other types of securities. Securities balances (including cash equivalent securities) exceeding minimum federal requirements are subject to change over time based on the Bank's asset/liability funding needs and interest rate risk management objectives. The Bank's liquidity levels take into consideration anticipated future cash flows and all available sources of credit. Liquidity is maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs, including deposit withdrawal requests, loan funding commitments, and other investment or restructuring requirements. For further information regarding liquidity, refer to --"Liquidity."

     CASH EQUIVALENTS

     Cash equivalents totalled $592.9 million and $968.0 million at December 31, 1999 and 1998, respectively. The Company sells federal funds, purchases securities under agreements to resell, and invests in interest-bearing deposits in other banks to help meet the Bank's regulatory liquidity requirements and as temporary holdings until the funds can be otherwise deployed or invested.

     SECURITIES AVAILABLE FOR SALE

     Securities available for sale totalled $1.1 billion and $770.7 million at December 31, 1999 and 1998, respectively. They consist primarily of U.S. government and agency obligations. At December 31, 1999 and 1998, marketable equity securities include GS Holdings' investment in Precept Business Services, Inc. of $0.7 million and $2.1 million, respectively, which was acquired by the Bank in a distribution from ACS and distributed by the Bank to GS Holdings as a dividend in kind during the second quarter of 1998. For further information, refer to note 8 of the Company's Notes to Consolidated Financial Statements.

     SECURITIES HELD TO MATURITY

     Securities held to maturity totalled $185.4 million and $251.0 million at December 31, 1999 and 1998, respectively. They consist of commercial paper and municipal securities. For further information, refer to note 9 of the Company's Notes to Consolidated Financial Statements.

     MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale totalled $13.8 billion and $12.9 billion at December 31, 1999 and 1998, respectively. At December 31, 1999, and 1998, mortgage-backed securities available for sale included securities totalling $928.7 million and $1.1 billion, respectively, which resulted from the securitization of certain qualifying mortgage loans from the Bank's portfolio. Mortgage-backed securities available for sale included $4.3 billion, and $5.6 billion of variable-rate securities as of December 31, 1999, and 1998, respectively.

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

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings. Mortgage-backed securities issued or guaranteed by the Government National Mortgage Association ("GNMA") are generally weighted at 0% for risk-based capital purposes. Mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") (except interest-only securities or the residual interests in collateralized mortgage obligations ("CMOs")) are generally weighted at 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans.

     The Company held privately issued CMOs with an aggregate carrying value of $9.2 billion at December 31, 1999. The following represents all such investments with a carrying value in excess of 10% of stockholder's equity (in millions):

                                                                        Aggregate         Aggregate Fair
          Issuer                                                     Amortized Cost        Market Value
          ------                                                     --------------        ------------
          ABN AMRO Mortgage Corp.                                        $  233               $  229
          BA Mortgage Securities, Inc.                                      535                  518
          Cendant Mortgage Corporation                                      385                  374
          Chase Mortgage Finance Corporation                                485                  469
          Citicorp Mortgage Securities, Inc.                                222                  214
          Countrywide Home Loans                                            593                  571
          First Nationwide Trust                                            334                  315
          GE Capital Mortgage Services, Inc.                                742                  718
          Nationsbanc Montgomery Funding Corp.                              188                  180
          Norwest Asset Securities Corp.                                    779                  748
          PNC Mortgage Securities Corp.                                     302                  292
          Residential Funding Mortgage Securities                         1,191                1,155

     At December 31, 1999, all of the mortgage-backed securities held by the Company had one of the two highest credit ratings from one or more of the national rating agencies except for $271.4 million, of which $76.7 million are non-rated CMO residual class securities formed by Old California Federal's and Glendale Federal's originations of residential mortgages. Credit ratings, however, may be subject to revision or withdrawal at anytime by such rating agencies. The mortgage-backed securities which GS Holdings purchases and maintains in its portfolio include certain CMOs. A CMO is a special type of pay-through debt obligation in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, and a residual class of the CMO security being sold, with each such class possessing different risk characteristics. The residual interest sold represents any residual cash flows which result from the excess of the monthly receipts generated by principal and interest payments on the underlying mortgage collateral and any reinvestment earnings thereon, less the cash payments to the CMO holders and any administrative expenses. As a matter of policy, due to the risk associated with residual interests, the Company does not invest in the residual interests of CMOs.

     For further information on mortgage-backed securities available for sale, refer to note 10 of the Company's Notes to Consolidated Financial Statements.

     MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     At December 31, 1999 and 1998, mortgage-backed securities held to maturity totalled $2.1 billion and $2.8 billion, respectively. Mortgage-backed securities held to maturity are carried at amortized cost unless there is evidence of a decline in value that is other than temporary. Other than temporary declines in value are charged to income in the periods in which the declines are determined. Premiums and discounts on the purchase of mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion effect of prepayments being adjusted based on revised estimates of future repayments.

     For further information on mortgage-backed securities held to maturity, refer to note 11 of the Company's Notes to Consolidated Financial Statements.

     SOURCES OF FUNDS

     Deposits, sales of securities under agreements to repurchase, advances from the FHLB of San Francisco, sales, maturities and principal repayments on loans and mortgage-backed securities and issuances of debentures and preferred stock have been the major sources of funds for use in the Company's lending and investment activities and other general business purposes. Management closely monitors rates and terms of competing sources of funds on a daily basis and utilizes the source which is most cost-effective. The availability of funds from sales of loans and securities is influenced by the levels of general interest rates and other market conditions. For additional information regarding the Company's sources of funds, see --"Liquidity" and the Company's Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

     Loan principal and interest payments are a relatively stable source of funds, while customer deposit inflows and outflows, and loan repayments and prepayments are influenced significantly by the levels of general interest rates and money market conditions, and may fluctuate widely. Borrowings may be used to compensate for reductions in normal sources of funds such as customer deposits.

     Deposits

     The Company offers a variety of deposit accounts designed to attract both short-term and long-term deposits. There are no rate limitations on any type of deposit account presently offered by the Company. At December 31, 1999, deposits totalled $23.0 billion, compared with $24.6 billion at December 31, 1998.

                                                                         December 31,
                                         ---------------------------------------------------------------------------
                                                 1999                        1998                     1997
                                         ----------------------     ----------------------   -----------------------
                                                      Percent                    Percent                   Percent
                                         Amount     of Deposits     Amount     of Deposits   Amount      of Deposits
                                         ------     -----------     ------     -----------   ------      -----------
                                                                   (dollars in millions)
Transaction accounts:
     Passbook accounts                   $ 3,666       16.0%        $ 3,372        13.7%     $ 2,162         13.4%
     Demand deposits:
        Interest-bearing                   1,974        8.6           1,865         7.6        1,149          7.1
        Noninterest bearing                2,203        9.6           3,029        12.3        1,179          7.3
     Money market deposit accounts         3,144       13.6           3,255        13.2        1,270          7.9
                                         -------      -----         -------       -----      -------        -----
        Total transaction accounts        10,987       47.8          11,521        46.8        5,760         35.7
Term accounts                             11,990       52.2          13,080        53.2       10,390         64.3
                                         -------      -----         -------       -----      -------        -----
                                          22,977      100.0%         24,601       100.0%      16,150        100.0%
                                                      =====                       =====                     =====
Accrued interest payable                      61                         39                       52
Purchase accounting adjustments                3                          7                        1
                                         -------                    -------                  -------
     Total                               $23,041                    $24,647                  $16,203
                                         =======                    =======                  =======

     Total deposits at December 31, 1999 and 1998 included escrow balances for loans serviced for others (custodial accounts) of $813.7 million, and $1.5 billion, respectively. Deposit balances averaged $23.9 billion and $18.9 billion during 1999 and 1998, respectively, with average interest rates of 3.73% and 4.15%, respectively. The weighted average stated interest rates on deposits at December 31, 1999 and 1998 were 3.71% and 4.19%, respectively.

     The following table presents the average balance and weighted average rate paid on each deposit type of the Bank for the periods indicated, excluding the impact of purchase accounting adjustments:

                                                                         December 31,
                                         --------------------------------------------------------------------------
                                                 1999                        1998                     1997
                                         ---------------------       -------------------      ---------------------
                                         Average      Average        Average    Average       Average      Average
                                         Balance     Rate Paid       Balance   Rate Paid      Balance     Rate Paid
                                         -------     ---------       -------   ---------      -------     ---------
                                                                   (dollars in millions)
Transaction accounts:
   Passbook accounts                     $ 3,652       3.41%         $ 2,685     3.68%        $ 1,874       3.65%
   Demand deposits:
      Interest-bearing                     1,908       0.93            1,352     1.00           1,150       1.07
      Noninterest bearing                  2,711         --            1,995       --           1,280         --
Money market deposit accounts              3,196       3.89            1,680     3.61           1,408       3.56
Term accounts                             12,476       5.02           11,151     5.46          11,008       5.73
                                         -------                     -------                  -------
       Total                             $23,943       3.73%         $18,863     4.15%        $16,720       4.55%
                                         =======                     =======                  =======

     The following table sets forth the scheduled maturities of the Company's term accounts by stated interest rate at December 31, 1999 (in millions):

                                  2000         2001        2002         2003         2004      Thereafter     Total
                                  ----         ----        ----         ----         ----      ----------     -----
3.00% or less                    $   --       $   --       $ --         $--          $--          $--        $    --
3.01 - 4.00%                        601           60         31          --           --           --            692
4.01 - 5.00%                      3,570          196          3          10           19           --          3,798
5.01 - 6.00%                      4,273        2,500         94          64           25            1          6,957
6.01 - 7.00%                        161           65        132           4           15            2            379
7.01 - 8.00%                         75           42          3          --            6            2            128
8.01 - 9.00%                         35           --         --          --           --           --             35
Over 10%                              1           --         --          --           --           --              1
                                 ------       ------       ----         ---          ---           --        -------
     Total term accounts         $8,716       $2,863       $263         $78          $65           $5        $11,990
                                 ======       ======       ====         ===          ===           ==        =======

     The following table sets forth remaining maturities for the Company's term deposits in amounts of $100,000 or more at December 31, 1999 (in millions):

          3 months or less                                    $  768
          Over 3 months but within 6 months                      595
          Over 6 months but within 12 months                     627
          Over 12 months                                         748
                                                              ------
                                                              $2,738

     At December 31, 1999, the aggregate amount outstanding of certificates of deposit of $100,000 or larger at the Company was $2.7 billion, compared with $2.9 billion at December 31, 1998. Deposits held by foreign investors at the Bank totalled $92.3 million and $101.0 million at December 31, 1999 and 1998, respectively.

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

     The Bank issues certificates of deposit through direct placement programs and national investment banking firms ("Brokered Deposits"). These deposits are usually in amounts less than $100,000 and are obtained from a diverse customer base. These funds are generally more costly than traditional passbook and money market deposits and are more volatile as a source of funds because of their sensitivity to the rates offered. However, they are used to supplement retail customer deposits in raising funds for financing and liquidity purposes. At December 31, 1999, California Federal had $390 million of Brokered Deposits outstanding, representing 1.70% of total deposits. For more information on deposits, refer to note 18 of the Company's Notes to Consolidated Financial Statements.

     BORROWINGS

     The Company and the Bank utilize various borrowings as alternative sources of funds for their business needs. These sources have included securities sold under agreements to repurchase, FHLB advances, senior and subordinated debentures and the purchase of federal funds.

     SHORT-TERM BORROWINGS. Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased, and short-term FHLB advances. These instruments are discussed more fully in the subsequent sections.

     The following table sets forth for the Company each category of borrowings due within one year, including the average amount outstanding and the maximum amount outstanding at the end of the period. Amounts and rates reflected in the table exclude accrued interest payable and purchase accounting adjustments.

                                                                    At or for the year ended December 31,
                                                                ------------------------------------------
                                                                 1999              1998              1997
                                                                 ----              ----              ----
                                                                          (dollars in millions)
Securities sold under agreements to repurchase:
     Average balance outstanding                                $ 4,959           $2,766            $2,275
     Maximum amount outstanding at any
         month end during the period                              5,996            4,264             2,870
     Balance outstanding at end of period                         5,207            4,222             1,829
     Average interest rate during the period                       5.24%            5.56%             5.68%
     Average interest rate at end of period                        5.48             5.05              5.78

Federal funds purchased:
     Average balance outstanding                                $    54           $   76            $   95
     Maximum amount outstanding at any
         month end during the period                                160              220               153
     Balance outstanding at end of period                            55              138               130
     Average interest rate during the period                       5.12%            5.26%             5.59%
     Average interest rate at end of period                        5.50             5.00              6.50

Short-term FHLB advances:
     Average balance outstanding                                $ 8,107           $5,577            $5,561
     Maximum amount outstanding at any
         month end during the period                             11,270            7,880             6,606
     Balance outstanding at end of period                        11,270            7,880             5,263
     Average interest rate during the period                       5.40%            5.68%             5.76%
     Average interest rate at end of period                        5.84             5.34              5.88

     At December 31, 1999, the Company had an estimated additional secured borrowing capacity of $3.8 billion with the FHLB and other sources.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. The Company enters into reverse repurchase agreements whereby it sells marketable U.S. government and mortgage-backed securities and CMOs with a commitment to repurchase the securities at a specified price and on a specified date. These agreements are recorded as financings, and the obligation to repurchase assets sold is reflected as a liability on the consolidated balance sheet. The carrying value of assets underlying the agreements is included in the asset accounts. The securities underlying the agreements are delivered to the dealers who arranged the transactions. The counterparty to the repurchase agreement may have loaned the securities to other parties in the normal course of their operations; however, all agreements require that the identical securities be resold to the Company at the maturity of the agreements. In order to reduce possible risks associated with these borrowing transactions, the reverse repurchase agreements are generally entered into with national investment banking firms and major commercial banks which are primary dealers in these securities.

     FEDERAL FUNDS PURCHASED. California Federal must meet legal reserve requirements on a daily basis by maintaining a specified total amount of deposits at the Federal Reserve Bank and vault cash. Occasionally, the Bank may borrow funds from another bank with excess reserves to meet its requirements for the day. These borrowings are repaid with interest at maturity based on the federal funds rate.

     FHLB ADVANCES. The FHLB functions in a credit capacity for savings institutions and certain other home financing institutions. California Federal is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility from which it may generally borrow from its district FHLB through advances secured by its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government). Such advances may be made pursuant to several different credit programs made available from time to time by the FHLB to meet seasonal activity and other withdrawals of deposit accounts and to expand lending, each of which has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

     The following table presents the carrying value and weighted average rate paid on FHLB advances for the periods indicated, excluding accrued interest payable and the impact of purchase accounting adjustments (dollars in millions):

                                               1999                      1998                      1997
                                      ---------------------      ---------------------     ---------------------
                                      Carrying      Average      Carrying      Average     Carrying      Average
                                       Value         Rate         Value         Rate        Value         Rate
                                       -----         -----        -----         ----        -----         ----
    Fixed-rate borrowings             $19,971        5.61%       $15,427        5.38%       $5,447        5.88%
    Variable-rate borrowings            3,365        6.04          4,571        5.53         4,074        5.95
                                      -------                    -------                    ------
             Total FHLB advances      $23,336        5.67%       $19,998        5.41%       $9,521        5.91%
                                      =======                    =======                    ======

     The Bank is required to own capital stock in the FHLB in an amount equal to the greater of:

         (a) 1%  of  the  aggregate   outstanding   principal   amount   of  its
             residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year,
         (b) 0.3% of total assets, or
         (c) 5% of its FHLB advances.

     The Bank currently complies with FHLB stock ownership requirements.

     For further information, refer to note 20 of the Company's Notes to Consolidated Financial Statements.

     INTEREST RATE SWAP AGREEMENTS. The Company has used interest rate swap agreements to adjust its interest rate risk exposure on variable-rate reverse repurchase agreements and FHLB advances. The Company had interest rate swap agreements with a notional principal amount of $2.6 billion outstanding at December 31, 1999. There were no interest rate swap agreements outstanding at December 31, 1998. The notional amount does not represent amounts exchanged by the parties and thus, is not a measure of the Company's exposure at that time. The Company receives a variable rate based on the London Interbank Offered Rate ("LIBOR") and pays a fixed rate under these agreements. In order to reduce possible counterparty nonperformance risk, the Company has entered into interest rate swap agreements only with primary dealers in U.S. government securities and the FHLB of San Francisco.

     GS HOLDINGS NOTES. On August 6, 1998, GS Escrow, which subsequently merged into GS Holdings, issued $2 billion principal amount of fixed and floating rate notes (the "GS Holdings Notes"). The GS Holdings Notes are unsecured and unsubordinated obligations of GS Holdings and rank in right of payment with all other unsubordinated and unsecured indebtedness of GS Holdings. The terms and conditions of the respective note indentures impose restrictions that affect, among other things, the ability of GS Holdings to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of the Bank and similar banking institutions, make acquisitions, create liens, sell assets and make certain investments. For additional information on the GS Holdings Notes and other borrowings, refer to note 20 of the Company's Notes to Consolidated Financial Statements.

     MORTGAGE BANKING ACTIVITIES

     Mortgage banking activities allow the generation of fee income without the associated capital retention requirements attributable to traditional real estate lending activities. Generally, the Company originates fixed-rate 1-4 unit residential loans for sale in the secondary mortgage market. The Company employs forward sale hedging techniques to minimize the interest rate and pricing risks associated with the origination and sale of such loans. The Company has also entered into one-year flow agreements with third party lenders whereby the Company has committed to purchase newly originated mortgage loan servicing rights for monthly or quarterly deliveries up to an agreed upon total principal amount.

     At the time of origination, management identifies 1-4 unit residential loans that are expected to be sold in the foreseeable future. At December 31, 1999, management had identified $729.1 million of 1-4 unit residential loans as held for sale. These loans have been classified as loans held for sale, net in the consolidated balance sheet at December 31, 1999 and are recorded at the lower of aggregate amortized cost or market value. At December 31, 1999, the Company had forward and whole loan sale commitments to sell loans totalling $903.5 million. In addition, FNMC had entered into commitments to originate and purchase fixed- and variable-rate loans (mortgage loan pipeline) of $2.4 billion.

     At December 31, 1999, the Company had $1.3 billion in mortgage servicing rights, an increase of $328.8 million from December 31, 1998. The 1-4 unit residential loans serviced for others (including loans sub-serviced for others and excluding loans serviced for the Bank) totalled $72.9 billion in December 31, 1999, an increase of $7.5 billion from December 31, 1998. While the serviced for others portfolio has grown 13% in unpaid principal balance ("UPB") since December 31, 1998, the loan count has actually declined by 11,000 loans between the two years, as the average loan balance serviced has increased from $82,000 in 1998 to $94,000 at the end of 1999. This is due in part to the 1999 Servicing Sale of low UPB servicing (49,000 loans with $2.0 billion UPB) that FNMC effected during the year.

     The servicing portfolio of FNMC, including loans serviced for the Bank, approximated $96.5 billion and 944,927 loans as of December 31, 1999.
Substantially all of FNMC loans are serviced in a 230,000 square foot facility in Frederick, Maryland. Mortgage loan sales, primarily fixed-rate loans sold to FNMA, FHLMC, GNMA and private investors, totalled $9.7 billion and $7.9 billion in 1999 and 1998, respectively.

     First Nationwide Bank, A Federal Savings Bank ("Old FNB"), Old California Federal and Glendale Federal occasionally sold 1-4 unit residential loans under recourse provisions; such liabilities were assumed by the Company in its 1994 acquisition of the assets and certain liabilities of Old FNB (the "FN Acquisition"), in the Cal Fed Acquisition, and in the Glen Fed Merger. As of December 31, 1999, the balance of 1-4 unit residential loans sold with certain recourse provisions totalled $896.8 million.

     During 1999 and 1998, FNMC acquired mortgage-servicing rights on loan portfolios of $14.5 billion and $31.2 billion, respectively. The Company sold servicing rights on portfolios of approximately $2.1 billion and 50,700 loans in 1999, $144.2 million and 3,527 loans in 1998, and $2.3 billion and 52,000 loans in 1997. Gains of $16.3 million, $0.3 million and $14.0 million were recognized on these sales in 1999, 1998 and 1997, respectively.

     During 1999, the Company, through FNMC, originated $8.4 billion and sold $9.7 billion of 1-4 unit residential loans held for sale. Gross revenues from mortgage loan servicing activities for 1999 totalled $281.8 million, an increase of $61.2 million from 1998. Gross loan servicing fees for 1999 and 1998 were reduced by $208.2 million and $156.2 million, respectively, of amortization of servicing rights to arrive at net loan servicing fees of $73.6 million and $64.5 million, respectively, for FNMC.

     The Company, through FNMC, has generally retained the right to service the loans it has sold. FNMC collects payments of principal and interest from the borrower and, after retaining a servicing fee, remits the balance to the investors. When a loan is sold and MSRs are retained, a portion of the cost of originating the mortgage loan is allocated to the MSR based on its relative fair market value. The servicing asset is amortized in proportion to, and over the period of, estimated net servicing income. The net gains on sales of 1-4 unit residential loans during 1999, 1998 and 1997 totalled $14.9 million, $32.3 million and $13.1 million, respectively, and included amounts related to the capitalization of originated and excess MSRs of $193.9 million, $170.0 million and $120.5 million, respectively. The Company monitors the prepayments on the loans serviced for investors and reduces the balance of the asset if the actual prepayments are in excess of the estimated prepayment trends used to record the original asset. The Company's assumptions relative to the prepayment speed, discount and servicing fee rates are reviewed periodically to reflect current market conditions and regulatory requirements. The Company measures the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At December 31, 1999 and 1998, the Company believes that no allowance for impairment of the MSRs was necessary.

     At December 31, 1999, the Company, through FNMC, owned rights to service approximately $72.9 billion of whole loans, participation interests and mortgage-backed securities for others. These loans have an average balance of $94,165, a weighted average coupon rate of 7.46%, a weighted average maturity of 284 months and a service fee spread of 0.40%. The greater than 30 day delinquency rate on these loans (including delinquent bankruptcies, foreclosed loans and loans in foreclosure) at December 31, 1999 was 1.30%.

     For information regarding the effect of interest rate changes or mortgage banking activities, see --"Risk Management--Mortgage Banking Risk Management."

     LOAN PORTFOLIO

     The Company's principal lending activity is the origination of adjustable and fixed-rate mortgage loans secured by residential real estate. The Company also originates certain commercial real estate loans as well as consumer loans, which principally consist of adjustable-rate home equity lines of credit. In connection with the Glen Fed Merger, the Company acquired a portfolio of business banking loans, which primarily have adjustable rates. Prior to 1997, the commercial real estate lending activity of the Company had been limited to restructuring and refinancing existing portfolio loans, and multi-family loans originated under its affordable housing program. The Company commenced the origination of multi-family (5+ units) and commercial loans on a limited basis during 1997. The Company also participates in a number of other affordable housing programs and initiatives. During 1999, increased focus was placed on expanding the percentage of non-residential loans in the total portfolio. As a result, originations for 5+ residential and commercial real estate loans increased from $313 million in 1998 to $733 million in 1999. In addition, the commercial banking group was expanded to heighten focus on small business and middle market lending.

     The  following  table  reflects   activity  related  to  loans  receivable,
excluding loans held for sale:

                                                              Year Ended December 31,
                                                              -----------------------
                                                                1999            1998
                                                                ----            ----
                                                                   (in millions)
     Balance at beginning of period                            $30,784        $19,921
     Originations:
         1-4 unit residential                                    7,344          3,457
         5+ unit residential                                       568            181
         Commercial real estate                                    165            132
         Equity line                                               363            210
         Other consumer                                             61             42
         Business banking                                          610             81
     Purchases:
         Glen Fed Merger                                            --         14,562
         Auto One                                                  486            317
         GSAC Acquisition                                           --            112
         Other                                                   1,712            409
     Sales                                                         (19)           (11)
     Foreclosures                                                 (102)          (119)
     Payments, payoffs and other                                (7,645)        (8,510)
                                                               -------        -------
     Balance at end of period                                  $34,327        $30,784
                                                               =======        =======

     The composition of the Company's loan portfolio, excluding loans held for sale, is as follows:

                                                                                  At December 31,
                                                           ------------------------------------------------------------
                                                             1999          1998         1997         1996         1995
                                                           -------       -------      -------      -------      -------
                                                                                   (in millions)
Real estate loans:
     1-4 unit residential                                  $26,966       $23,493      $14,071      $ 6,118      $ 5,423
     5+ unit residential                                     2,881         2,641        3,035        2,164        1,854
     Commercial real estate                                  2,565         2,940        2,146        1,978        1,716
     Land                                                       32            33            5           11            9
     Construction                                                8            22            1            6           --
                                                           -------       -------      -------      --------     -------
          Total real estate loans                           32,452        29,129       19,258       10,277        9,002
                                                           -------       -------      -------      -------      -------
Equity-line loans                                              433           385          355          243          111
Other consumer loans                                           237           242          107           55           59
Purchased auto loans                                           698           487          171           --           --
Business banking loans                                         498           529           22           --           --
Commercial loans                                                 9            12            8           30            2
                                                           -------       -------      -------      -------      -------
          Total loans receivable                            34,327        30,784       19,921       10,605        9,174
                                                           -------       -------      -------      -------      -------
Less:
     Deferred loan fees, costs, discounts
          and premiums, net                                   (174)          (82)         (47)          (5)         (19)
     Allowance for loan losses                                 555           589          419          247          210
     Purchase accounting adjustments, net                       (7)           (4)         125          150          153
                                                           -------       -------      -------      -------      -------
Loans receivable, net                                      $33,953       $30,281      $19,424      $10,213      $ 8,830
                                                           =======       =======      =======      =======      =======

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

     The following table presents the Company's real estate loan portfolio (excluding loans held for sale), by collateral type, interest rate type and state concentration at December 31, 1999:

                          1-4 unit                  5+ unit                  Commercial
                        Residential               Residential                and Other          Total Real
                   -------------------       -------------------        ------------------        Estate       % of
State              Variable      Fixed       Variable      Fixed        Variable     Fixed        Loans        Total
-----              --------      -----       --------      -----        --------     -----        -----        -----
                                                           (dollars in millions)
California         $16,601      $4,689       $2,253         $354        $1,873        $434      $26,204        80.74%
New York               291         175           18            6            18          18          526         1.62
Florida                611         281           55            7            50          15        1,019         3.14
Nevada                 199          76           10           16             6           3          310         0.96
Illinois               215          98            9            5            16          23          366         1.13
Texas                  241         153            8           32             9          10          453         1.40
Other states (1)     2,111       1,225           51           57            86          44        3,574        11.01
                   -------      ------       ------         ----        ------        ----      -------       ------
      Total        $20,269      $6,697       $2,404         $477        $2,058        $547      $32,452       100.00%
                   =======      ======       ======         ====        ======        ====      =======       ======

--------
(1) Real estate loans involving property located in 44 states, Puerto Rico and the District of Columbia; not more than 1% of the total amount of such loans are located in any one state.

     The following table summarizes the Company's loan portfolio, excluding loans held for sale, at December 31, 1999, based upon contractually scheduled principal payments allocated to the indicated maturity categories. This table does not reflect expected prepayments.

                                                                      Due
                                                  Due              Over One              Due
                                                Within            But Within            Over
                                               One Year           Five Years         Five Years            Total
                                               --------           ----------         ----------            -----
                                                                          (in millions)
Real estate loans:
     1-4 unit residential
          Fixed-rate                            $ 43                $   59            $ 6,595             $ 6,697
          Variable-rate                            6                    32             20,231              20,269
     5+ unit residential
          Fixed-rate                              11                    56                410                 477
          Variable-rate                          104                   490              1,810               2,404
     Commercial real estate and other
          Fixed-rate                              38                   127                382                 547
          Variable-rate                          212                 1,148                698               2,058
                                                ----                ------            -------             -------
            Total                                414                 1,912             30,126              32,452
                                                ----                ------            -------             -------
Commercial and consumer loans:
          Fixed-rate                             115                   761                133               1,009
          Variable-rate                          294                   108                464                 866
                                                ----                ------            -------             -------
            Total                                409                   869                597               1,875
                                                ----                ------            -------             -------

            Total loans receivable              $823                $2,781            $30,723             $34,327
                                                ====                ======            =======             =======

     1-4 UNIT RESIDENTIAL LENDING

     The Company currently offers three primary 1-4 unit residential ARM programs, and a variety of 1-4 unit fixed- rate programs with maturities ranging from 15 to 30 years. The Company's 1-4 unit residential loans are originated by FNMC through three channels: retail, wholesale and correspondent. The Company, through its acquisitions, has a significant retail origination presence in California. Wholesale originations (where loans are acquired from independent loan brokers) are conducted through regional wholesale offices throughout the United States. The Company also purchases newly originated loans from correspondents throughout the United States and through contracts to administer various housing bond and other private mortgage lending programs. The Company originates adjustable-rate mortgage ("ARM") loans on 1-4 unit residential real estate, which have generally been held for investment, and fixed-rate 1-4 unit residential loans, which are generally held for sale to the secondary mortgage market.

   Adjustable-rate programs include loans which:

   (a) provide for monthly interest rate adjustments after the third month based upon the twelve month average of the monthly one year Treasury Bill index,
   (b) provide for annual rate adjustments based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year,
   (c) provide for annual rate adjustments based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year after an initial fixed-rate period of three, five or seven years.

     None of the ARM products currently offered is convertible. A variety of features are incorporated into ARM loans to protect borrowers from unlimited adjustments in interest rates and payments. All ARMs have lifetime caps which limit the amount of rate increases over the life of the loan. ARMs whose rates adjust annually have rate caps which limit the amount that rates can change to two percentage points per year. Loans which adjust monthly based upon the twelve month average of the monthly one year Treasury Bill index limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan under this program is not allowed to exceed 110% of the original loan amount as a result of negative amortization.

     The Company's portfolio of 1-4 unit residential mortgage loans contains other loan products which may negatively amortize, generally to not more than 125% of the original loan amount. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. As of December 31, 1999, the Company's capitalized interest relative to such 1-4 unit residential loans was approximately $16.5 million. This amount represents approximately 0.41% of the approximately $4.0 billion of 1-4 unit residential ARMs that have the potential to experience negative amortization. The Company also originates 15- and 30-year fully amortizing 1-4 unit fixed-rate residential loans under a variety of fixed-rate programs, primarily for resale in the secondary mortgage market. When 1-4 unit residential loans are sold, FNMC normally retains the servicing of the loan. On all ARM products, the Company offers a three-year prepayment penalty pricing option, wherein the borrower receives favorable pricing in exchange for agreeing to pay a fee in the event that the borrower prepays more than 20% of the original principal balance in any rolling twelve-month period during the first three years after the inception of the loan. On all fixed-rate products except for 15-year conforming loans, the Company offers a similar prepayment penalty pricing option that applies during the first five years after inception of the loan. The penalty does not apply if the prepayment occurs in connection with the sale of the property securing the loan. FNMC originated $9.1 billion of loans with prepayment penalty options for the Company during 1999. See "--Mortgage Banking Activities" for a further discussion of these activities.

     The following table summarizes 1-4 unit residential loan originations for the years ended December 31, 1999 and 1998 (in millions):

                                                     1999                                    1998
                                        -----------------------------------     ------------------------------------
    Production Channel                    ARM         Fixed         Total         ARM          Fixed        Total
    ------------------                    ---         -----         -----         ---          -----        -----
    Retail and portfolio retention      $  692.1     $1,432.2     $ 2,124.3     $  315.1      $1,434.5     $ 1,749.6
    Wholesale                            4,368.4      2,866.8       7,235.2      2,325.5       4,166.3       6,491.8
    Correspondent lending                1,899.2      2,478.3       4,377.5        680.7       1,776.3       2,457.0
    Other                                    1.6      1,976.4       1,978.0          0.2       1,727.8       1,728.0
                                        ---------    --------     ---------     --------      --------     ---------
                                        $6,961.3     $8,753.7     $15,715.0     $3,321.5      $9,104.9     $12,426.4
                                        ========     ========     =========     ========      ========     =========

     The Company attempts to mitigate the credit risks associated with mortgage lending activities by the use of carefully developed underwriting standards. Substantially all 1-4 unit residential loans originated are underwritten to conform with standards adopted by FNMA, FHLMC, GNMA, or other secondary market investors. Accordingly, the

Company's underwriting standards include LTV ratios and maximum loan amounts for
both   fixed-rate   loans  and  ARMS  that  closely  mirror   secondary   market
requirements.

     LOANS HELD FOR SALE

     Activity related to loans held for sale for the years ended December 31, 1999 and 1998 is summarized as follows:

                                                    1999               1998
                                                    ----               ----
                                                         (in millions)

   Balance at beginning of period                 $ 2,367            $ 1,483
   Purchases and originations                       8,755              9,136
   Sales                                           (9,703)            (7,892)
   Payments, payoffs and other                       (690)              (360)
                                                  -------            -------
   Balance at end of period                       $   729            $ 2,367
                                                  =======            =======

     Loans held for sale are carried at the lower of aggregate amortized cost or market value; substantially all are 1-4 family fixed rate residential loans.

     MULTI-FAMILY, COMMERCIAL AND OTHER REAL ESTATE LENDING

     While the Company has historically originated multi-family, commercial, and other real estate loans as part of affordable housing programs, it began to originate other commercial real estate loans during 1997 and 1998 on a limited basis. These efforts were enhanced during 1999, in line with the Company's goal to increase its overall portfolio percentage of non-residential loans. The Company's loan portfolio now includes loans that are secured by multi-family residential, commercial, industrial, office and retail real estate properties.

     The Company's variable-rate multi-family and commercial real estate loans have a maximum amortized loan term of 30 years with loans having balloon payments due in one to 15 years. ARMs primarily adjust with the FHLB 11th District Cost of Funds or the six-month Treasury Bill indices with a monthly or semi-annual rate adjustment. The terms and characteristics of the ARMs originated for multi-family and commercial real estate lending purposes are similar to those for residential lending. As such, many of the same risks and protections related to residential borrowers are present in the multi-family and commercial real estate portfolios, including the potential for negative amortization. Negative amortization for multi-family and commercial real estate loans is allowed to increase the outstanding principal balance to 110% of the original loan amount. If the loan reaches 110% of the original loan amount, all future interest rate increases will increase the monthly payment to amortize the loan over the remaining life of the loan. At December 31, 1999, the Company's capitalized interest relative to such loans was approximately $0.4 million, which represents approximately 0.01% of the $2.9 billion of multi-family and commercial real estate loans that have the potential to experience negative amortization.

     At December 31, 1999 and 1998, the multi-family and commercial real estate loan portfolio totalled $5.4 billion and $5.6 billion, respectively. The Company originates multi-family and commercial real estate loans through its Commercial Real Estate Group which has loan production and asset management offices located in San Francisco, Los Angeles, Dallas and Phoenix. New loan originations are produced through several sources, including direct borrower solicitation, mortgage brokerage referrals, real estate sales agent referrals, and loan purchases from other investors or originators.

     Loans are originated or purchased which meet stated underwriting guidelines and pricing guidelines established by the Commercial Real Estate Subcommittee and approved by the Credit Policy Committee of the Bank. Generally multi-family secured loans have LTV ratios of 75% or below and debt coverage ratios ("DCRs") of 1.20 or above. Loans secured by commercial properties (shopping centers, office buildings, warehouses, etc.) generally have LTVs of 70% or below and DCRs of 1.25 and above.

     The following table summarizes origination activity for multi-family, commercial and other real estate loans for the years ended December 31, 1999 and 1998 (in millions):

                                              1999          1998
                                              ----          ----

              5+ unit residential             $568          $181
              Commercial real estate           165           132
                                              ----          ----
                                              $733          $313

     A portion of the Company's MSRs, which are rights to service mortgages held by others, were acquired from Old FNB, Old California Federal, and Glendale Federal which had sold multi-family and commercial real estate loans subject to certain recourse provisions. These recourse liabilities were assumed by the Company in the FN Acquisition, the Cal Fed Acquisition and the Glen Fed Merger. At December 31, 1999, the principal balance of loans sold with recourse totalled $2.1 billion.

     CONSUMER LENDING

     The Company's consumer loan originations are primarily concentrated in home equity lending. The portfolio is geographically dispersed across California and Nevada and correlates closely to retail deposit branch distribution. At December 31, 1999, the home equity portfolio totalled $433 million or 64.6% of the total consumer loan portfolio of $670 million. At December 31, 1998, the home equity portfolio totalled $385 million or 61.4% of the total consumer loan portfolio of $627 million.

     The following table summarizes consumer loan origination activity for the years ended December 31, 1999 and 1998 (in millions):

                                           1999           1998
                                           ----           ----

                   Equity line             $363           $210
                   Other consumer            61             42
                                           ----           ----
                                           $424           $252
                                           ====           ====

     The Company offers a prime-based interest rate home equity line of credit on owner-occupied residential and nonowner-occupied properties. In determining the amount of credit to be extended, all loans secured by the collateral properties are aggregated and compared to the appraised value of the properties. The Company's policy is to extend credit up to a maximum combined LTV ratio of 100%.

     Other consumer loan products include: fixed-rate home equity installment loans, second trust deed residential loans, credit and retail/consumer loans, mobile home loans, and unsecured lines of credit. The Company generates consumer loan applications at its retail branches. In addition, the Company conducts direct-mail solicitations, principally of its existing customers, for secured loans. All consumer loan processing, servicing and collection operations are located in Sacramento, California.

     SUB-PRIME AUTO LENDING

     The Company commenced purchases of sub-prime auto loans in connection with the Auto One Acquisition. Auto One has been involved in the sub-prime auto lending business for over ten years, and has an established servicing platform for such loans. At December 31, 1999 and 1998, the Company's sub-prime purchased auto loan portfolio totalled $698 million and $487 million, respectively. Such loans were purchased in bulk from a third party or from independent automobile dealers after the acquisition of Auto One. These purchased loans have fixed interest rates, with terms to maturity based upon the mileage on the collateral vehicle, up to a maximum of 60 months. Approximately 78% of Auto One's current purchases are collateralized with vehicles two years old or newer. Underwriting on loans purchased from dealers is performed by Auto One personnel prior to the purchase.

     Please refer to note 2 of the Company's Notes to Consolidated Financial Statements for a complete discussion of the accounting for purchased sub-prime auto loans.

     Activity related to purchased sub-prime loans for the years ended December 31, 1999 and 1998 is summarized as follows (in millions):

                                                                                         Allocated
                                       Contractual    Nonaccretable                      Allowance        Purchased
                                         Payments      Contractual      Accretable        for Loan        Sub-Prime
                                        Receivable      Cash Flows         Yield           Losses        Loans, net
                                        ----------      ----------         -----           ------        ----------
Balance, December 31, 1997               $  253           $ (47)          $ (35)            $ --           $ 171

Purchases and acquisitions                  712            (136)            (99)              (5)            472
Repossessions & charge-offs                 (63)             43              --               --             (20)
Payments, payoffs & accretion              (206)             17              48               --            (141)
Provision for loan losses                    --              --              --               (3)             (3)
Reclassifications                            --               2              (2)              --              --
                                         ------           -----           -----             ----           -----
Balance, December 31, 1998                  696            (121)            (88)              (8)            479

Purchases and acquisitions                  750            (164)           (115)              --             471
Repossessions & charge-offs                 (84)             60              (1)               1             (24)
Payments, payoffs & accretion              (337)             29              80               --            (228)
Provision for loan losses                    --              --              --               (3)             (3)
Allocation from allowance
     for loan losses                         --              (7)             --                7              --
                                         ------           -----           -----             ----           -----
Balance, December 31, 1999               $1,025           $(203)          $(124)            $ (3)          $ 695
                                         ======           =====           =====             ====           =====

     BUSINESS BANKING

     The Company's business banking program has four components: community banking, commercial markets banking, agribusiness lending and Small Business Administration ("SBA") lending. The Company's community business banking product line includes business checking and savings products of various types, cash management products and services, account analysis, payroll services, electronic banking services, and merchant draft services. Community business banking focuses primarily on businesses with annual sales of less than $10 million located in the markets served by the Company's retail banking offices. To meet the credit needs of these business customers, the Company offers a wide variety of secured and unsecured prime-based lines of credit and term loans with maturities up to ten years. The maximum credit commitment offered by community business banking is $1 million. At December 31, 1999, total funded and unfunded credit commitments under the community business banking group totalled $298 million, compared to $267 million at December 31, 1998.

     The Company, through its commercial markets group, accommodates businesses with annual sales of up to $150 million, but focuses primarily on businesses with annual sales between $10 million and $75 million. The Company offers its commercial markets group customers products including business checking accounts, various cash management services, revolving lines of credit, accounts receivable and inventory financing, and term loans. Specific loan terms are determined based upon the financial strength of the borrower, the amount of credit granted, and the type and quality of collateral available. At December 31, 1999, funded and unfunded credit commitments under the commercial markets group totalled $220 million, compared to $131 million at December 31, 1998.

     The Company's agribusiness lending program serves the Central Valley region of California and specializes in production loans for crops such as cotton, grapes, nuts, stone fruit and dairy operations, together with agricultural-related businesses, such as processors and packers. At December 31, 1999, funded and unfunded credit commitments under the agribusiness lending program totalled $215 million, compared to $230 million at December 31, 1998.

     The SBA is a federal government agency created to assist small businesses by providing guarantees of loans made to eligible small businesses. Through its SBA lending program, the Company focuses on the long-term needs of small businesses and provides long-term, variable and fixed-rate financing to expanding businesses. The Company has been granted statewide preferred lender status by the SBA. This designation allows the Company to approve SBA guaranteed loan applications without prior review from the SBA, thereby accelerating the decision-making process for small business loan applications. Preferred lenders, the highest lender status awarded by the SBA, enjoy priority funding and service from the SBA. Loans approved through the preferred lender program carry a maximum SBA guarantee of 75%. At December 31, 1999, funded and unfunded credit commitments under the SBA lending program totalled $152 million, compared to $185 million at December 31, 1998. Additionally, the SBA servicing portfolio totalled $130 million and $173 million at December 31, 1999 and 1998, respectively.

     At December 31, 1999, deposit relationships under the various business banking product lines totalled $1.1 billion. The Company's business banking loan products primarily have adjustable interest rates that are indexed to the Prime Rate.

     PROBLEM AND POTENTIAL PROBLEM ASSETS

     The Company places a high degree of emphasis on the management of its asset portfolio. The Company has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. Each of these three functions is charged with the responsibility of reducing the risk profile within the residential, commercial, multi-family and other asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Company's portfolio management strategy and regulatory requirements. In addition to these asset management functions, the Company has a specialized credit risk management group that is charged with development of credit policies and performing credit risk analyses for all asset portfolios.

     Savings associations are required to classify their assets on a regular basis, establish prudent allowances for loan losses and make quarterly reports of troubled asset classifications to the OTS. Assets must be classified as "pass," "special mention," "substandard," "doubtful" or "loss." An asset is generally designated as "special mention" if potential weaknesses are identified that, if left uncorrected, would result in deterioration of the repayment prospects for the asset. An asset, or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. Thus, these assets are characterized by the possibility that the association will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if identified weaknesses make collectibility or liquidation in full highly questionable and improbable. An asset, or a portion thereof, that is considered to be uncollectible is classified "loss." It should be noted that the Company does not maintain assets in a loss classification category; rather, the carrying value of all troubled assets is reduced by any amount considered to be uncollectible. The OTS has authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. Savings associations must maintain adequate general valuation allowances in accordance with generally accepted accounting principles and federal regulations for assets classified as "substandard" or "doubtful" and either immediately write off assets classified as "loss" or establish specific valuation allowances equal to the amounts classified as "loss."

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

     The Company considers a loan impaired when, based upon current information and events, it is "probable" that it will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. Any insignificant delay or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans that exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty. Loans collectively reviewed for impairment by the Company include all single-family loans, business banking loans under $100,000 and performing multi-family and commercial real estate loans under $500,000, excluding loans that have entered the workout process.

     The measurement of impairment may be based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate; (b) the observable market price of the impaired loan; or (c) the fair value of the collateral of a collateral-dependent loan. The Company bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral, less disposal costs. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance. Lage groups of smaller balance homogeneous loans are collectively evaluated for impairment.

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

     At December 31, 1999 and 1998, loans that were considered to be impaired totalled $123.6 million and $135.2 million, respectively, (of which $18.9 million and $32.5 million, respectively, were on nonaccrual status). The average recorded investment in impaired loans during the years ended December 31, 1999 and 1998, was approximately $139.3 million and $137.1 million, respectively. For the years ended December 31, 1999, 1998 and 1997, the Company recognized interest income on those impaired loans of $9.5 million, $9.0 million and $10.5 million, respectively, which included $2.7 million, $1.2 million and $0.6 million, respectively, of interest income recognized using the cash basis method of income recognition.

     The following table presents the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings ("TDRs"), and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased sub-prime auto loans are reflected as non-performing, impaired, or restructured using each individual loan's contractual unpaid principal balance.

                                            December 31, 1999                           December 31, 1998
                                 ----------------------------------------   ----------------------------------------
                                 Non-performing   Impaired   Restructured   Non-performing   Impaired   Restructured
                                 --------------   --------   ------------   --------------   --------   ------------
                                                                     (in millions)
Real Estate:
   1-4 unit residential              $126           $ --         $ 2             $190          $ --         $ 3
   5+ unit residential                  6             34           5               16            55           9
   Commercial and other                 8             67          18               10            78          19
   Land                                --              2          --               --             1          --
   Construction                        --             --          --                1             1          --
                                     ----           ----         ---             ----          ----         ---
     Total real estate                140            103          25              217           135          31
Non-real estate                        11             21          --                9            --          --
                                     ----           ----         ---             ----          ----         ---
     Total loans                      151(a)        $124(b)      $25              226(a)       $135(b)      $31
                                                    ====         ===                           ====         ===
Foreclosed real estate, net            45                                          80
Repossessed assets                      4                                           4
                                     ----                                        ----
     Total non-performing assets     $200                                        $310
                                     ====                                        ====

-------------
(a) Includes loans securitized with recourse on non-performing status of $2.0 million and $6.0 million at December 31, 1999 and 1998, respectively.

(b)  Includes $18.9 million and $32.5 million of non-performing  loans and $13.7
     million  and  $16.4   million  of  loans   classified   as  troubled   debt
     restructurings at December 31, 1999 and 1998, respectively.

     IMPAIRED LOANS

     The following table indicates outstanding balances of impaired loans, net of purchase accounting adjustments, by collateral type, interest rate type and state concentration as of December 31, 1999:

                                  5+ unit              Commercial
                                Residential             and Other           Total
                            ------------------     ------------------     Impaired    % of
State                       Variable     Fixed     Variable     Fixed       Loans     Total
-----                       --------     -----     --------     -----       -----     -----
                                                  (dollars in millions)
California                    $30         $2         $60          $9         $101     81.45%
New York                       --         --           3          --            3      2.42
Illinois                       --         --           6          --            6      4.84
Hawaii                         --         --           4          --            4      3.23
Florida                        --         --           8          --            8      6.45
Other states (1)                2         --          --          --            2      1.61
                              ---         --         ---          --         ----    ------
     Total                    $32         $2         $81          $9         $124    100.00%
                              ===         ==         ===          ==         ====    ======

-----------
(1) Represents 4 states, none of which had impaired loans in excess of 1% of the total.

     TROUBLED DEBT RESTRUCTURED LOANS

     The following table indicates loans classified by the Company as TDRs, net of purchase accounting adjustments at the dates indicated:

                                                                      At December 31,
                                                  -----------------------------------------------------
                                                  1999        1998         1997        1996        1995
                                                  ----        ----         ----        ----        ----
                                                                      (in millions)
    Real Estate:
            1-4 unit residential                  $ 2         $ 3          $ 2         $ 3         $  8
            5+ unit residential                     5           9            7          55          147
            Commercial and other                   18          19           24          29           79
                                                  ---         ---          ---         ---         ----
                    Total restructured loans      $25         $31          $33         $87         $234
                                                  ===         ===          ===         ===         ====

     The following table indicates outstanding balances of TDR loans, net of purchase accounting adjustments, by collateral type, interest rate type and state concentration as of December 31, 1999:

                          1-4 unit                  5+ unit               Commercial
                         Residential              Residential              and Other              Total
                         -----------              -----------              ---------               TDR         % of
State                Variable      Fixed      Variable      Fixed     Variable     Fixed          Loans        Total
-----                --------      -----      --------      -----     --------     -----          -----        -----
                                                          (dollars in millions)
California              $1          $1           $2          $1          $6         $--            $11          44.10%
New York                --          --            1           1          --          12             14          55.90
                        --          --           --          --          --         ---            ---         ------
       Total            $1          $1           $3          $2          $6         $12            $25         100.00%
                        ==          ==           ==          ==          ==         ===            ===         ======

     Interest income of $2.4 million, $3.0 million and $3.5 million was recognized on restructured loans during the years ended December 31, 1999, 1998 and 1997, respectively. Had the loans performed in accordance with their original terms, $2.4 million, $3.0 million and $3.6 million would have been recognized during December 31, 1999, 1998 and 1997, respectively. There were no non-real estate restructured loans in any of the past five years.

     NON-PERFORMING ASSETS

     LOAN PORTFOLIO RISK ELEMENTS

     When a borrower fails to make a contractually required payment on a loan, the loan is characterized as delinquent. In most cases, delinquencies are cured promptly. However, foreclosure proceedings, and in some cases workout proceedings, are generally commenced if the delinquency is not cured. The procedures for foreclosure actions vary from state to state, but generally if the loan is not reinstated within certain periods specified by statute, the property securing the loan can be acquired through foreclosure by the lender. While deficiency judgments against the borrower are available in some of the states in which the Company originates loans, the value of the underlying collateral property is usually the principal source of recovery available to satisfy the loan balance.

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

     The following table indicates the Company's loans which have been placed on nonaccrual status, as well as the carrying value of foreclosed real estate and repossessed assets, at the dates indicated:

                                                                             December 31,
                                                   ----------------------------------------------------------------
                                                    1999          1998          1997           1996            1995
                                                    ----          ----          ----           ----            ----
                                                                        (dollars in millions)
    Non-performing loans:
       Real Estate:
           1-4 unit residential                    $126           $190          $165           $146            $136
           5+ unit residential                        6             16            12             13              23
           Commercial and other                       8             10             6              9               9
           Land                                      --             --            --             --              --
           Construction                              --              1             2              1              --
                                                   -----          ----          ----           ----            ----
               Total real estate                    140            217           185            169             168
       Equity-line and consumer                      11              9             7              3               3
                                                   -----          ----          ----           ----            ----
               Total non-performing loans           151            226           192            172             171
    Foreclosed real estate, net                      45             80            77             52              49
    Repossessed assets                                4              4             3             --              --
                                                   -----          ----          ----           ----            ----
               Total non-performing assets         $200           $310 (a)      $272 (b)       $224 (c)        $220
                                                   ====           ====          ====           ====            ====

    Non-performing loans as a percentage
       of loans receivable                         0.44%          0.75%         0.99%          1.69%           1.94%
                                                   ====           ====          ====           ====            ====

    Non-performing assets as a percentage
       of the Bank's total assets                  0.35%          0.57%         0.87%          1.36%           1.50%
                                                   ====           ====          ====           ====            ====

    ------------
    (a) Includes $111.7 million of assets acquired in the Glen Fed Merger.

    (b) Includes $70.2 million of assets acquired in the Cal Fed Acquisition.

    (c) Includes $74.5 million of assets acquired in the SFFed Acquisition and the 1996 acquisition of Home Federal Financial Corporation ("Home Federal Acquisition" and together with the SFFed Acquisition, the "1996 Acquisitions"), and in the 1996 LMUSA Purchase.

     Interest income of $7.1 million, $9.7 million and $6.8 million was received and recognized by the Company for nonaccrual loans during the years ended December 31, 1999, 1998 and 1997, respectively. Had the loans performed in accordance with their original terms, $10.9 million, $18.2 million and $15.9 million would have been recognized during December 31, 1999, 1998 and 1997, respectively. The Company has had no loans contractually past due 90 days or more on accrual status in the past five years.

     The  following  table  presents   non-performing   real  estate  assets  by
geographical region of the country as of December 31, 1999:

                                                                             Total
                                  Non-performing       Foreclosed        Non-performing
                                   Real Estate         Real Estate,        Real Estate         Geographic
                                  Loans, Net (2)         Net (2)             Assets          Concentration
                                  --------------         -------             ------          -------------
                                                            (dollars in millions)
    Region:
            Northeast (1)              $ 15                $ 6                $ 21               11.48%
            California                   80                 27                 107               57.76
            Other regions                45                 12                  57               30.76
                                       ----                ---                ----              ------
                    Total              $140                $45                $185              100.00%
                                       ====                ===                ====              ======

-------------
(1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Delaware.

(2) Net of purchase accounting adjustments.

     At December 31, 1999, the Company's largest non-performing asset was $4.9 million and the Company had two non-performing assets over $2 million in size with balances averaging approximately $3.3 million. At December 31, 1999, the Company had 1,192 non-performing assets below $2 million in size, including 1,120 non-performing 1-4 unit residential assets.

     The level of non-performing assets is directly affected by economic conditions throughout the country. The following table indicates non-performing real estate loans, net of purchase accounting adjustments, by collateral type, interest rate type and state concentration as of December 31, 1999:

                             1-4 unit              5+ unit               Commercial            Total
                           Residential           Residential              and Other       Non-Performing
                       ------------------    ------------------      ------------------     Real Estate      % of
     State             Variable     Fixed    Variable     Fixed      Variable     Fixed        Loans         Total
     -----             --------     -----    --------     -----      --------     -----        -----         -----
                                                          (dollars in millions)
California               $58         $13        $5         $--          $4         $--         $ 80          57.31%
New York                   7           2        --          --          --          --            9           6.11
Florida                    9           4        --          --          --          --           13          10.04
Hawaii                     6           1        --          --           4          --           11           8.10
New Jersey                 3           1        --          --          --          --            4           2.96
Illinois                   1           1        --          --          --          --            2           1.36
Texas                      1           2        --          --          --          --            3           2.01
Other states (1)          10           7         1          --          --          --           18          12.11
                         ---         ---        --         ---          --         ---         ----         ------
     Total               $95         $31        $6         $--          $8         $--         $140         100.00%
                         ===         ===        ==         ===          ==         ===         ====         ======

-------------------
(1) There are 44 states, Puerto Rico, Virgin Islands, Guam and the District of Columbia, of which no one state had non-performing loans in excess of 1% of the total.

     ALLOWANCE FOR LOAN LOSSES

     An allowance is maintained to absorb losses inherent in the loan portfolio. The adequacy of the allowance is periodically evaluated by management to maintain the allowance at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $10 million, $40 million and $79.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The adequacy of the allowance is based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions. Management's methodology for assessing the adequacy of the allowance includes the evaluation of the following three key elements: the formula allowance, specific allowances for identified problem loans, and the unallocated allowance.

     The formula allowance element gives consideration to loss that is imbedded within loan portfolios, but has not yet been realized. Losses are recognized when (a) available information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated. Generally, the Company believes that borrowers are impacted by events that result in loan default and eventual loss which occur well in advance of a lender's knowledge of those events, and that the time-frame between the occurrence of such events and the resulting default and loss realization is between one and 2.5 years, depending upon the loan type. Examples of such loss-causing events for single family mortgage and other consumer loans would be borrower job loss, divorce, and medical crisis. An example for commercial real estate loans would be the loss of a major tenant.

     Therefore, if the general credit characteristics of a loan portfolio have not changed significantly over time, and the time-frame between loss-causing event and loss realization is estimated to be two years for a given portfolio type, it is probable that historical losses approximate the loss that is imbedded in today's portfolio, and such imbedded loss can be estimated by calculating historical loss experience over a period of two years.

     The formula allowance is determined by applying loss factors against all non-impaired loans. Loss factors may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are calculated based on migration models that estimate the probability that loans will become delinquent and ultimately result in foreclosure over a period of between one and 2.5 years, depending on the loan type, and the rates of loss that have been experienced on foreclosed loans. The foreclosure migration and loss severity rates are then averaged over the past eight years in order to capture experience across a period that management believes approximates a business cycle. A contingency factor is then added to provide for the modeling risk associated with imprecision in estimating inherent loan losses.

     The specific allowances are established against individual loans, including impaired loans in accordance with SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. Specific allowances are established against individual residential 1-4 mortgage loans, commercial loans and commercial real estate loans for which management has performed analyses and concluded that, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, management believes that collectibility is improbable if a loan is severely delinquent or if it has been determined that borrower cash flow is inadequate for debt repayment. The amount of specific allowance is determined by an estimation of collateral deficiency, including consideration of costs that will likely be incurred through the disposal of any repossessed collateral. In other words, management estimates the fair value of collateral, net of the cost of disposition of the collateral, and the fair value is compared to the net book value of the loan. If the net book value exceeds the fair value, a specific allowance is established in an amount equal to the excess. Loans evaluated for specific allowance are excluded from the formula allowance analysis so as not to double-count loss exposure.

     The unallocated allowance is established for inherent losses which may not have been identified through the more objective processes used to derive the formula and specific portions of the allowance. The unallocated portion is necessarily more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact the potential for credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in the composition of loan portfolios through acquisitions and new business strategies, changes in underwriting processes, and trends in problem loan and loss recovery rates. Each factor is analyzed and assigned a range of values. At this time, management has chosen an unallocated allowance amount at the mid-point of the range for each factor.

     At December 31, 1999, the allowance for loan losses was $555 million, consisting of a $358 million formula allowance, a $39 million specific allowance and a $158 million unallocated allowance. Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, all such allowance is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. The following table sets forth the allocation of the Company's allowance for loan losses and the percentage of loans in each category to total loans at the dates indicated:

                                                                          Year Ended December 31,
                                                      --------------------------------------------------------------
                                                       1999          1998          1997          1996          1995
                                                       ----          ----          ----          ----          ----
                                                                              (in millions)
Specific allowance:
    Real estate loans:
       1-4 unit residential                            $ 16          $ --          $ --          $ --          $  1
       5+ unit residential and
          commercial real estate                         18            17             8             6            --
                                                       ----          ----          ----          ----          ----
             Total real estate loans                     34            17             8             6             1
       Equity-line and consumer loans                     5            --            --            --            --
                                                       ----          ----          ----          ----          ----
             Total specific allowance                    39            17             8             6             1
                                                       ----          ----          ----          ----          ----
General allowance:
    Real estate loans:
       1-4 unit residential                             219           251           202           123           115
       5+ unit residential and
          commercial real estate                        258           261           190           109            85
                                                       ----          ----          ----          ----          ----
             Total real estate loans                    477           512           392           232           200
       Equity-line and consumer loans                    39            60            19             9             9
                                                       ----          ----          ----          ----          ----
             Total general allowance                    516           572           411           241           209
                                                       ----          ----          ----          ----          ----
             Total allowance for loan losses           $555          $589          $419          $247          $210
                                                       ====          ====          ====          ====          ====

     The following table sets forth the allocation of the Company's allowance for loan losses and the percentage of loans in each category to total loans at the dates indicated (dollars in millions):

                                                                Year Ended December 31,
                             ---------------------------------------------------------------------------------------------------
                                    1999                1998               1997                 1996                 1995
                             ------------------  -----------------   -----------------   ------------------   ------------------
                                        % of                 % of               % of                % of                 % of
                                        Loans                Loans              Loans               Loans                Loans
                             Allowance to Total  Allowance to Total  Allowance to Total  Allowance to Total   Allowance to Total
                              Balance   Loans     Balance    Loans    Balance   Loans     Balance   Loans      Balance   Loans
                              -------   -----     -------    -----    -------   -----     -------   -----      -------   -----
Real estate:
  1-4 unit residential          $235     79%        $251      76%       $202     71%        $123     58%         $116     59%
  5+ unit residential and
     commercial real estate      276     16          278      18         198     26          115     39            85     39
                                ----    ---         ----     ---        ----    ---         ----    ---          ----    ----
        Total real estate
           loans                 511     95          529      94         400     97          238     97           201     98
  Equity-line and other loans     44      5           60       6          19      3            9      3             9      2
                                ----    ---         ----     ---        ----    ---         ----    ---          ----    ---
        Total                   $555    100%        $589     100%       $419    100%        $247    100%         $210    100%
                                ====    ===         ====     ===        ====    ===         ====    ===          ====    ===

     The following table summarizes activity in the Company's allowance for loan losses during the periods indicated:

                                                                               Year Ended December 31,
                                                                ---------------------------------------------------
                                                                1999        1998        1997        1996       1995
                                                                ----        ----        ----        ----       ----
                                                                                   (in millions)
Balance at beginning of period                                  $589        $419        $247        $210       $203
    Purchases - Glen Fed Merger                                   --         170          --          --         --
    Purchases - Cal Fed Acquisition                               --          --         144          --         --
    Purchases - SFFed Acquisition                                 --          --          --          40         --
    Purchases - Home Federal Acquisition                          --          --          --           5         --
    Provision for loan losses                                     10          40          80          40         37
    Charge-offs:
       1-4 unit residential                                      (19)        (27)        (38)        (35)       (28)
       5+ unit residential and commercial real estate (a)         (7)         (9)         (8)         (4)        --
       Consumer and other                                        (14)        (10)        (10)         (6)        (5)
                                                                ----        ----        ----        ----       ----
           Total charge-offs                                     (40)        (46)        (56)        (45)       (33)
    Recoveries                                                     4           6           4           3          3
                                                                ----        ----        ----        ----       ----
       Net charge-offs                                           (36)        (40)        (52)        (42)       (30)
    Allocation to Nonaccretable Contractual
       Cash Flows of purchased auto loan portfolio                (7)         --          --          --         --
    Reclassifications                                             (1)         --          --          --         --
       Allowance for losses assigned to loans sold                --          --          --          (6)        --
                                                                ----        ----        ----        ----       ----
Balance at end of period                                        $555        $589        $419        $247       $210
                                                                ====        ====        ====        ====       ====

------------
(a) Reduced level of activity during 1996 and 1995 reflects the utilization of a non-performing asset sale agreement between the Company and Granite Management and Disposition, Inc. (the "Put Agreement"), which expired in November, 1996.

     The Company has increased its allowance for loan losses over the past five years both through periodic provisions (and charges to income) of $207 million and through balances of $359 million acquired in connection with the various acquisitions which occurred during that time. Charge-offs during the five-year period totalled $220 million. However, it should be noted that the charge-off activity related to predecessor institutions is not reflected in this table for periods prior to acquisition by the Company. Losses charged by predecessor institutions during the years presented prior to 1999 totalled $470 million. On a pro forma basis, average annual charge-offs for the five years ended December 31, 1999 were $138 million, which represents approximately four years of losses based on the allowance for loan losses at December 31, 1999.

     A summary of the activity in the allowance for loan losses by loan type is as follows for the years ended December 31, 1999, 1998 and 1997:

                                                                   5+ Unit
                                                                 Residential
                                                1-4 Unit        and Commercial         Consumer
                                               Residential       Real Estate          and Other            Total
                                               -----------       -----------          ---------            -----
                                                                         (in millions)
Balance - December 31, 1996                       $123              $115                $  9               $247
    Purchases and acquisitions, net                 55                79                  10                144
    Provisions for loan losses                      60                12                   8                 80
    Charge-offs                                    (38)               (8)                (10)               (56)
    Recoveries                                       2                --                   2                  4
                                                  ----              ----                ----               ----
Balance - December 31, 1997                        202               198                  19                419
    Purchases and acquisitions, net                 50                78                  42                170
    Provisions for loan losses                      25                 9                   6                 40
    Charge-offs                                    (27)               (9)                (10)               (46)
    Recoveries                                       1                 2                   3                  6
                                                  ----              ----                ----               ----
Balance - December 31, 1998                        251               278                  60                589
    Provisions for loan losses                       2                 3                   5                 10
    Charge-offs                                    (19)               (7)                (14)               (40)
    Recoveries                                       1                 1                   2                  4
    Allocation to Nonaccretable
        Contractual Cash Flows of
        purchased auto loan portfolio               --                --                  (7)                (7)
    Reclassifications                               --                 1                  (2)                (1)
                                                  ----              ----                ----               ----
Balance - December 31, 1999                       $235              $276                $ 44               $555
                                                  ====              ====                ====               ====

     The table below provides the Company's ratios of net charge-offs on loans to average outstanding loan balances during the periods indicated:

                                                                           Year Ended December 31,
                                                       -------------------------------------------------------------
                                                       1999          1998         1997          1996          1995
                                                       ----          ----         ----          ----          ----
Real estate:
   1-4 unit residential                                0.07%         0.11%        0.25%         0.55%          0.47%
   5+ unit residential and
       commercial real estate                          0.10          0.18         0.15          0.09             --
Consumer and other                                     0.67          0.50         1.72          1.86           1.00

     Although management believes that its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require further provisions in the future.

RISK MANAGEMENT

     The Company's risk management policies are established by the Asset/Liability Management Committee ("ALCO") of the Bank. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and the market value of portfolio equity to measure the stability of earnings; management of liquidity to provide adequate funding; and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques, and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies adopted and their impact on operations, and, at least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements. See "--Quantitative and Qualitative Disclosures about Market Risk."

     Banks and savings associations are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, securities sold under agreements to repurchase and FHLB advances, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets. A key element of the banking business is the monitoring and management of liquidity risk and interest rate risk. The process of planning and controlling asset and liability mixes, volumes, and maturities to influence the net interest spread is referred to as asset and liability management. The objective of the Company's asset and liability management is to maximize the net interest income over changing interest rate cycles within the constraints imposed by prudent lending and investing practices, liquidity needs, and capital planning.

     The Company's operations are significantly influenced by general economic conditions in the markets and geographic areas in which the Company conducts its business, the monetary and fiscal policies of the federal government and the regulatory policies of certain governmental agencies. Deposit balances and the cost of borrowings are influenced by interest rates on competing investments and general market interest rates. The Company's loan volume and yields are also impacted by market interest rates on loans, the supply and demand for housing, and the availability of funds.

     ASSET AND LIABILITY MANAGEMENT

     GS Holdings, through the Bank, actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest-rate-sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At December 31, 1999, approximately 77% of the Company's loan portfolio consisted of ARMs.

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

     As a result of the FN and Cal Fed Acquisitions, the Company acquired the rights and assumed obligations related to certain interest rate swap agreements that were entered into to hedge certain FHLB advances. Under the terms of these agreements, the Company paid a variable rate based on LIBOR and received fixed rates. During 1998 and 1997, the Company's net interest margin increased by $2.1 million and $0.6 million, respectively, as a result of these interest rate swap agreements, largely due to the amortization of the premium assigned to these agreements in the FN and Cal Fed Acquisitions. These interest rate swap agreements had all expired by December 31, 1998.

     During 1999, the Company entered into interest rate swap agreements to adjust its interest rate risk exposure on variable rate reverse repurchase agreements and FHLB advances. See --"Balance Sheet Analysis--Sources of Funds." During 1999, the Company's net interest margin decreased by $8.9 million as a result of these interest rate swap agreements.

     A traditional measure of interest-rate risk within the savings industry is the interest rate sensitivity gap, which is the sum of all interest-earning assets minus the sum of all interest-bearing liabilities to be repriced within the same period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds interest-rate-sensitive liabilities, while the opposite results in a negative gap. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, and a positive gap would tend to result in an increase in net interest income. During a period of falling rates, the opposite would tend to occur.

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at December 31, 1999 was as follows:

                                                                         Maturity/Rate Sensitivity
                                                       -----------------------------------------------------------
                                                       Within         1-5         Over 5     Noninterest
                                                       1 Year        Years        Years        Bearing      Total
                                                       ------        -----        -----        -------      -----
                                                                          (dollars in millions)
INTEREST-EARNING ASSETS:
   Securities held to maturity, interest-bearing
     deposits in other banks and short term
     investment securities (1)(2)                      $   183      $    --       $   86       $   --      $   269
   Securities held for sale (3)                          1,076           --           --           --        1,076
   Mortgage-backed securities available
     for sale                                           13,765           --           --           --       13,765
   Mortgage-backed securities held
     to maturity (1)(4)                                  2,112           22           14           --        2,148
   Loans held for sale, net (3)                            729           --           --           --          729
   Loans receivable, net (1)(5)                         18,694       10,765        4,885           --       34,344
   Investment in FHLB                                    1,167           --           --           --        1,167
                                                       -------      -------       ------       ------      -------
      Total interest-earning assets                     37,726       10,787        4,985           --       53,498

   Noninterest-earning assets                               --           --           --        3,543        3,543
                                                       -------      -------       ------       ------      -------

                                                       $37,726      $10,787       $4,985       $3,543      $57,041
                                                       =======      =======       ======       ======      =======

INTEREST-BEARING LIABILITES:
   Deposits (6)                                        $19,753      $ 3,283       $    5       $   --      $23,041
   Securities sold under agreements to
     repurchase (1)                                      5,482           --           --           --        5,482
   FHLB advances (1)                                    11,823       11,639           --           --       23,462
   Other borrowings (1)                                    110        1,204          892                     2,206
                                                       -------      -------       ------       ------      -------
                                                                                                   --
      Total interest-bearing liabilities                37,168       16,126          897           --       54,191

   Noninterest-bearing liabilities                          --           --           --          689          689
   Minority interest                                        --           --           --          500          500
   Stockholder's equity                                     --           --           --        1,661        1,661
                                                       -------      -------       ------       ------      -------

                                                       $37,168      $16,126       $  897       $2,850      $57,041
                                                       =======      =======       ======       ======      =======

   Gap before interest rate swap agreements            $   558     $ (5,339)      $4,088                   $  (693)
   Interest rate swap agreements                         2,550       (1,650)        (900)                       --
                                                       -------     --------       ------                   -------
   Gap                                                 $ 3,108     $ (6,989)      $3,188                   $  (693)
                                                       =======     ========       ======                   =======

   Cumulative gap                                      $ 3,108     $ (3,881)      $ (693)                  $  (693)
                                                       =======     ========       ======                   =======

   Gap as a percentage of total assets                    5.45%     (12.25)%        5.59%                    (1.21)%
                                                       =======     =======        ======                   =======

   Cumulative gap as a percentage of total assets         5.45%      (6.80)%       (1.21)%                   (1.21)%
                                                       =======     =======        ======                   =======


                                                                                 (Footnotes continued on next page)

----------------------
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of December 31, 1999. The actual maturity and rate sensitivity of the assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of less than $0.1 million of interest-bearing deposits in other banks, $84 million of short-term investment securities and $185 million of securities held to maturity.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)  Excludes underlying non-performing loans of $2 million.

(5) Excludes allowance for loan losses of $555 million and non-performing loans of $149 million.

(6) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     At December 31, 1999, GS Holdings' cumulative gap totalled $693 million. At December 31, 1998, GS Holdings' cumulative gap totalled $400 million.

     The Company utilizes computer modeling under various interest rate scenarios to provide a dynamic view of the effects of the changes in rates, spreads, and yield curve shifts on net interest income. However, the maturity/rate sensitivity analysis is a static view of the balance sheet with assets and liabilities grouped into certain defined time periods, and only partially depicts the dynamics of the Company's sensitivity to interest rate changes. Therefore, this analysis may not fully describe the complexity of relationships between product features and pricing, market rates, and future management of the balance sheet mix.

     MORTGAGE BANKING RISK MANAGEMENT

     A decline in long-term interest rates generally results in an acceleration of mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of MSRs and generally will result in a reduction of the market value of MSRs and in the Company's servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in interest rates ("MSR Hedge").

     The Company owned several derivative instruments at December 31, 1999 which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included Constant Maturity Treasury interest rate floor contracts, swaptions and principal only swaps. The interest rate floor contracts had a notional amount of $950 million, strike rates of 5.70%, 5.75% and 6.06%, mature in the year 2004 and had an estimated fair value of $10.4 million at December 31, 1999. Premiums paid to counter-parties in exchange for cash payments when the 10-year Constant Maturity Treasury falls below the strike rate are recorded as part of the MSR asset on the balance sheet. The swaption contracts had notional amounts of $834.0 million, a weighted average strike rate of 6.98%, expire in the year 2002 and had an estimated fair value of $24.3 million at December 31, 1999. Premiums paid to counter-parties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR asset on the balance sheet. Principal only swap agreements had notional amounts of $202.3 million and an estimated (negative) fair value of $(15.8) million at December 31, 1999. All outstanding prepayment-linked swaps matured during 1999.

     These instruments effect a 39% hedge, at December 31, 1999, on the value of the MSRs related to the fixed-rate loans serviced by FNMC, excluding loans with prepayment penalties. The comparable hedge ratio at December 31, 1998 was 53%. A reduction in the hedge during 1999 was executed in light of the reduction in overall prepayment rates on the servicing portfolio.

     For information on the accounting for and activities in MSRs and the MSR Hedge, refer to notes 2, 17 and 35 of the Company's Notes to Consolidated Financial Statements.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In connection with its off-balance-sheet activities, management is assessing the potential effect of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 was issued by the Financial Accounting Standards Board ("FASB") in June 1998. It establishes standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge.

     SFAS No. 133, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133-AN AMENDMENT OF FASB STATEMENT NO. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of the statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. For more information, refer to note 2 in the Company's Notes to Consolidated Financial Statements.

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. government and other specified securities to deposits and borrowings due within one year. Effective November 24, 1997, the OTS established a minimum liquidity requirement of 4.00%, a reduction from 5.00% which had been in effect prior to that date. The Bank was in compliance with the liquidity regulations during 1999 and 1998.

     The major source of funding for GS Holdings on an unconsolidated basis is distributions of the Bank's earnings and tax sharing payments. Net income generated by the Bank is used to meet its own cash flow needs, including paying dividends on its preferred stock owned by GS Holdings, and may be distributed, subject to certain restrictions, to the Company. In turn, GS Holdings uses distributions received from the Bank primarily to meet debt service requirements, pay any expenses it may incur and make distributions to Golden State, subject to certain restrictions. For more information on dividend restrictions for the Bank and GS Holdings, refer to note 25 of the Company's Notes to Consolidated Financial Statements.

     On a consolidated basis, a major source of the Company's funding is expected to be the Bank's retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans and mortgage-backed securities, while additional funds can be obtained from a variety of other sources, including customer and Brokered Deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will continue to be important sources of funding, and management expects there to be adequate collateral for such funding requirements.

     The consolidated Company's primary uses of funds are the originations or purchases of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending December 31, 2000 total $8.7 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at December 31, 1999, the Company had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $17.4 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

     During 1994, California Federal issued 3,007,300 shares of its 11 1/2% noncumulative perpetual preferred stock (the "11 1/2% Bank Preferred Stock"). Cash dividends on the 11 1/2% Bank Preferred Stock are noncumulative and are payable at an annual rate of 11 1/2% if, when, and as declared by the Board of Directors of the Bank. The payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Dividends paid by the Bank on the 11 1/2% Bank Preferred Stock for each year ended December 31, 1999 and 1998 totalled $34.6 million. However, GS Holdings repurchased 2,688,959 shares of the 11 1/2% Bank Preferred Stock in connection with the Bank Preferred Stock Tender Offers in 1998, and redeemed the remaining 318,341 shares in 1999, which reduced dividend expenses on the 11 1/2% Bank Preferred Stock on a consolidated basis to $1.8 million for the year ended December 31, 1999. At December 31, 1999, all of the 11 1/2% Bank Preferred Stock was held by GS Holdings.

     In the Cal Fed Acquisition, the Company assumed certain indebtedness and Old California Federal's 10 5/8% noncumulative perpetual preferred stock (the "10 5/8% Bank Preferred Stock" and together with the 11 1/2% Bank Preferred Stock, the "Bank Preferred Stock"), which have an annual interest cost of $0.6 million and an annual dividend cost of $18.3 million, respectively. Cash dividends on the 10 5/8% Bank Preferred Stock are noncumulative and are payable at an annual rate of 10 5/8%, if, when, and as declared by the Board of Directors of the Bank. Similar to the 11 1/2% Bank Preferred Stock, the payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Dividends paid by the Bank on the 10 5/8% Bank Preferred Stock, for each year ended December 31, 1999 and 1998 totalled $18.3 million. However, GS Holdings purchased 1,117,701 shares of the 10 5/8% Bank Preferred Stock in connection with the Bank Preferred Stock Tender Offers in 1998, and redeemed the remaining 607,299 shares in 1999, which reduced dividend expense on the 10 5/8% Bank Preferred Stock on a consolidated basis to zero for the year ended December 31, 1999. At December 31, 1999, all of the 10 5/8% Bank Preferred Stock was held by GS Holdings.

     The dividends, net of tax benefits, on the preferred stock of California Federal Preferred Capital Corp. (the "REIT Preferred Stock") were $26.4 million and $33.1 million for the years ended December 31, 1999 and 1998, respectively. The terms of the REIT Preferred Stock provide that California Federal Preferred Capital Corp. ("Preferred Capital Corp.") may not declare or pay any dividends or other distributions (other than in shares of common stock of Preferred Capital Corp. or other Preferred Capital Corp. Junior Stock), with respect to any Preferred Capital Corp. Junior Stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Preferred Capital Corp. Junior Stock (including the common stock held by the Bank) through a sinking fund or otherwise, unless and until: (a) Preferred Capital Corp. has paid full dividends on the REIT Preferred Stock for the four most recent dividend periods or funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for payment of such dividends, and
(b) Preferred Capital Corp. has declared a cash dividend on the REIT Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for the payment of a cash dividend for such current dividend period. Preferred Capital Corp. is currently in compliance with such requirement.

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

     During the year ended December 31, 1998, $914.5 million of the FN Holdings' 12 1/4% Senior Notes due 2001, 9 1/8% Senior Subordinated Notes due 2003 and 105/8% Senior Subordinated Notes due 2003 (collectively the "FN Holdings Notes") were purchased in connection with the Debt Tender Offers, with related premiums, fees and other expenses totalling $98.7 million, on an after-tax basis. An additional $225 thousand of the FN Holdings 12 1/4% Senior Notes due 2001 was redeemed in 1999.

     The Company anticipates that cash and cash equivalents on hand, the cash flows from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. See "Business--Regulation and Supervision." In addition to cash and cash equivalents of $592.9 million at December 31, 1999, the Company has substantial additional secured borrowing capacity with the FHLB and other sources.

     Net cash provided by operating activities for the year ended December 31, 1999 totalled $2.0 billion compared to net cash used of $497.4 million during the year ended December 31, 1998. The change was principally due to an increase in net proceeds from the sale of loans held for sale.

     Net cash used in operating activities for the year ended December 31, 1998 totalled $497.4 compared to $383.4 million during the year ended December 31, 1997. The change was principally due to the increase in purchases and originations of loans held for sale, net of proceeds from sales.

     Net cash used in investing activities for the year ended December 31, 1999 totalled $4.4 billion, an increase of $1.5 billion from the year ended December 31, 1998. Cash flows used in investing activities included purchases of mortgage-backed securities available for sale of $4.8 billion, purchases of loans receivable of $2.2 billion, a net increase in loans receivable of $1.7 billion, purchases of securities of $836.6 million and purchases of mortgage servicing rights of $357.6 million. Cash flows provided by investing activities included principal payments on mortgage-backed securities totalling $4.2 billion, proceeds from maturities of securities of $526.8 million and proceeds from sales of mortgage-backed securities available for sale of $193.7 million.

     Net cash used in investing activities for the year ended December 31, 1998 totalled $3.0 billion, an increase of $1.9 billion from the year ended December 31, 1997. Cash flows used in investing activities included purchases of $9.0 billion in mortgage-backed securities available for sale and purchases of securities of $892.0 million. Cash flows provided by investing activities included a net decrease in loans receivable of $2.3 billion, principal payments on mortgage-backed securities totalling $3.7 billion and proceeds from maturities of securities of $978.1 million.

     Net cash provided by financing activities for the year ended December 31, 1999 totalled $2.1 billion, a decrease of $1.9 billion from the year ended December 31, 1998. Cash flows provided by financing activities included additional borrowings of $33.0 billion and a net increase in securities sold under agreements to repurchase of $1.2 billion. Cash flows used in financing activities included principal payments on borrowings of $29.7 billion, a net decrease in deposits of $2.1 billion, common stock dividends of $225.5 million and dividends paid to minority stockholders, net of taxes, of $30.8 million. Additionally, $97.6 million was used in the Bank Preferred Stock Tender Offers and $69.3 million was used in the branch sales.

     Net cash provided by financing activities for the year ended December 31, 1998 totalled $4.0 billion, an increase of $2.4 billion from 1997. Cash flows provided by financing activities included additional borrowings of $25.6 billion, a net increase in securities sold under agreements to repurchase of $1.9 billion and proceeds from the GS Escrow Merger of $2.0 billion. Cash flows used in financing activities included principal payments on borrowings totalling $20.5 billion, a decrease in deposits of $1.4 billion, and funds used in the Debt Tender Offers and Bank Preferred Stock Tender Offers of $1.1 billion and $423.5 million, respectively. Additionally, $1.3 billion was used in the Florida Branch Sale, $25.0 million was used in the redemption of the FN Holdings Preferred Stock and dividends on preferred and common stock, including dividends paid to minority stockholders, totalled $743.4 million.

OTHER ACTIVITIES

     LITIGATION INTERESTS

     In July 1995, Old California Federal distributed to its common shareholders its Contingent Litigation Recovery Participation Interests (the "CALGZs" or "Litigation Interests"), each entitling the holder thereof to receive an amount (the aggregate of such payments being referred to as the "Recovery Payment") equal to five millionths of one percent (0.000005%) of the cash payment (the "Cash Payment"), if any, actually received by the Bank pursuant to a final nonappealable judgment in or final settlement of its claim against the United States Government (the "Government") in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "California Federal Goodwill Litigation") after deduction of:

     (a) aggregate expenses incurred by the Bank in prosecuting the California Federal Goodwill Litigation and obtaining such Cash Payment including, but not limited to, a portion of the annual salaries in the aggregate amount of $1,000,000, an incentive fee in the amount of 0.25% of the aggregate value of the pre-tax recovery from the California Federal Goodwill Litigation, annual pension benefits aggregating $1,325,000, and certain medical benefits and expenses, under a litigation management agreement, for two executives of the Company ("Litigation Management Agreement");
     (b) any income tax liability of the Bank, computed on a pro forma basis, as a result of the Bank's receipt of such Cash Payment (net of any income tax benefit to the Bank from making the Recovery Payment, and disregarding (c) for purposes of this clause);
     (c) the effect of any net operating loss carryforwards or other tax attributes held by the Bank or any of its subsidiaries or affiliated entities); and
     (d) the expenses incurred by the Bank in connection with the creation, issuance and trading of the Litigation Interests, including without limitation, legal and accounting fees and the fees and expenses of the interest agent.

     Pursuant to the merger agreement with Old California Federal, Cal Fed distributed to common shareholders entitled to receive the merger consideration one-tenth of a Secondary Contingent Litigation Recovery Participation Interest (each a "CALGL" or "Secondary Litigation Interest") for each share of Cal Fed common stock held. Each Secondary Litigation Interest will entitle the holder thereof to receive an amount equal to twenty millionths of one percent (0.000020%) of the "Secondary Recovery Payment," if any, as defined below. "Secondary Recovery Payment" means sixty percent (60%) of the amount obtained from the following equation: the Cash Payment, if any, actually received by the Bank in respect of a final, nonappealable judgment in or final settlement of the California Federal Goodwill Litigation, minus the sum of the following:

     (a) the aggregate expenses incurred by the Bank in prosecuting the California Federal Goodwill Litigation and obtaining such Cash Payment including, but not limited to, a portion of the annual salaries in the aggregate amount of $1,000,000, an incentive fee in the amount of 0.25% of the aggregate value of the pre-tax recovery from the California
         Federal Goodwill Litigation, annual pension benefits aggregating $1,325,000, and certain medical benefits and expenses for two executives of the Company, under the Litigation Management Agreement;
     (b) any income tax liability of the Bank, computed on a pro forma basis, as a result of the Bank's receipt of such Cash Payment (net of any income tax benefit to the Bank, computed on a pro forma basis, from the payment of a portion of the Secondary Recovery Payment to the holders of Secondary Litigation Interests);
     (c) the expenses incurred by the Bank in connection with the creation, issuance and trading of the Litigation Interests and the Secondary Litigation Interests, including without limitation, legal and accounting fees and the fees and expenses of the interest agent;
     (d) the payment due to the holders of the Litigation Interests; and
     (e) one hundred twenty-five million dollars ($125,000,000).

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

     In connection with the Cal Fed Acquisition, the Bank recorded as an asset part of the estimated after-tax cash recovery from the California Federal Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests in any such recovery (the "Goodwill Litigation Asset"). In connection with the Glen Fed Merger, the Bank recorded a second Goodwill Litigation Asset related to the estimated after-tax cash recovery from the Glendale Goodwill Litigation that will inure to the Bank, net of amounts payable to the holders of the LTWTMs. The Goodwill Litigation Asset related to the California Federal Goodwill Litigation was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997. The Goodwill Litigation Asset related to the Glendale Goodwill Litigation was recorded at its estimated fair value of $56.9 million, net of estimated tax liabilities, as of September 11, 1998.

CAPITAL MANAGEMENT

     At December 31, 1999, stockholder's equity was $1.7 billion, a decrease of $70.9 million from December 31, 1998. The decrease is principally the net result of a reduction of $283.0 million in the fair value of securities available for sale, $225.5 million in dividends to parent and a $12.4 million reduction in the purchase price of the Golden State Acquisition. These amounts were partially offset by $341.1 million in net income for the year, a $66.4 million adjustment to reduce the initial dividend of tax benefits to former parent due to deconsolidation, a $40 million contribution from parent and $2.0 million tax benefit on the exercise of stock options. For further information, see note 25 of the Company's Notes to Consolidated Financial Statements.

     The unrealized loss on securities available for sale is primarily a result of a decline in the value of the Company's mortgage-backed securities available for sale due to an increase in Treasury yields and wider spreads on private label collateralized mortgage obligations. This unrealized loss reflects general declines in the prices of fixed-rate instruments during the year as a consequence of rising interest rates, which led to a slowing of prepayment expectations and extended the expected lives of the mortgage-related securities in the portfolio. This unrealized loss represents a decline in the total mortgage-backed securities available for sale portfolio of less than 2%. However, this adjustment does not take into account market changes in the value of borrowings or deposits. At December 31, 1999, the market valuation adjustment of the offsetting borrowings would have been a positive $344.7 million. This does not include any increase in the value of deposits.

     OTS capital regulations require savings associations to satisfy three minimum capital requirements: tangible capital, core (leverage) capital, and risk-based capital.

     TANGIBLE CAPITAL. Tangible capital is the sum of common stockholder's equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. Tangible capital must be at least 1.5% of adjusted total assets.

     CORE CAPITAL. Core capital generally is the sum of tangible capital plus certain other qualifying intangibles. Under the leverage requirement, a savings association is required to maintain core capital equal to a minimum of 4% of adjusted total assets.

     RISK-BASED CAPITAL. Risk-based capital equals the sum of core capital plus supplementary capital. Risk-based capital must be at least 8% of risk-weighted assets.

     RISK-WEIGHTED  ASSETS.  Risk-weighted  assets  equal assets plus the credit
risk  equivalent  of  certain   off-balance  sheet  items,   multiplied  by  the
appropriate risk weight.

     SUPPLEMENTARY CAPITAL. Supplementary capital includes certain permanent capital instruments, such as qualifying cumulative perpetual preferred stock, as well as some forms of term capital instruments, such as qualifying subordinated debt. Supplementary capital may not exceed 100% of core capital for purposes of the risk-based requirement.

     MINIMUM REQUIREMENTS. These capital requirements discussed above are viewed as minimum standards by the OTS, and most associations are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their circumstances. These capital requirements are currently applicable to the Bank but not to GS Holdings. The Bank is not subject to any such individual regulatory capital requirement that is higher than the minimum.

     Under OTS regulations, a savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR")
component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200-basis-point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. However, based on internal measures of interest rate risk at December 31, 1999, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

     The Bank is also subject to the "prompt corrective action" standards prescribed in FDICIA and related OTS regulations, which, among other things, define specific capital categories based on an association's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage capital ratio are used to determine an association's capital classification. The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of December 31, 1999. The Bank is not presently subject to any enforcement action or other regulatory proceeding with respect to the prompt corrective action regulation.

     At December 31, 1999, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.81%, 5.81% and 12.89%, respectively.

     The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of December 31, 1999:

                                                                   Tangible            Core           Risk-based
                                                                   Capital            Capital           Capital
                                                                   -------            -------           -------
                                                                                (dollars in millions)
Stockholder's equity of the Bank                                    $3,556            $3,556            $3,556
Minority interest - REIT Preferred Stock                               500               500               500
Unrealized holding gain on securities available for sale, net          276               276               276
Non-allowable capital:
   Intangible assets                                                  (819)             (819)             (819)
   Goodwill Litigation Assets                                         (159)             (159)             (159)
   Investment in non-includable subsidiaries                           (60)              (60)              (60)
Supplemental capital:
   Qualifying subordinated debentures                                   --                --                93
   General loan loss allowance                                          --                --               363
Assets required to be deducted:
   Land loans with more than 80% LTV ratio                              --                --                (7)
   Equity in subsidiaries                                               --                --                (7)
   Low-level recourse deduction                                         --                --               (11)
                                                                    ------            ------            ------
Regulatory capital of the Bank                                       3,294             3,294             3,725
Minimum regulatory capital requirement                                 850             2,266             2,313
                                                                    ------            ------            ------
Excess above minimum capital requirement                            $2,444            $1,028            $1,412
                                                                    ======            ======            ======

                                                                   Tangible            Core           Risk-based
                                                                    Capital           Capital           Capital
                                                                     Ratio             Ratio             Ratio
                                                                     -----             -----             -----

Regulatory capital of the Bank                                       5.81%             5.81%             12.89%
Minimum regulatory capital requirement                               1.50              4.00               8.00
                                                                     ----              ----              -----
Excess above minimum capital requirement                             4.31%             1.81%              4.89%
                                                                     ====              ====              =====

     The amount of adjusted total assets used for the tangible and leverage capital ratios is $56.6 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $28.9 billion.

     At December 31, 1999, the Bank's capital levels were sufficient for it to be considered "well capitalized."

                                                                                             Risk-based
                                                                 Leverage            ----------------------------
                                                                  Capital            Tier 1         Total Capital
                                                                  -------            ------         -------------
    Regulatory capital of the Bank                                 5.81%             11.36%             12.89%
    "Well capitalized" ratio                                       5.00               6.00              10.00
                                                                   ----              -----              -----
    Excess above "well capitalized" ratio                          0.81%              5.36%              2.89%
                                                                   ====              =====              =====

     OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At December 31, 1999, none of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, no amount has been excluded from regulatory capital at December 31, 1999.

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

YEAR 2000

     The Company completed all major milestones in executing its comprehensive plan to make its computer systems, applications and facilities Year 2000 ready. The Year 2000 remediation process for existing mission-critical systems was completed in the first quarter of 1999, as well as the testing and certification of these systems and applications. In addition, during February and March of 1999, the Bank participated in industry-wide Year 2000 integration testing sponsored by the Mortgage Bankers Association. The Bank also assessed risks related to the potential failure of material third parties to be ready for the year 2000.

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

     Final testing in the fourth quarter of 1999, and completion of the Y2K event management plans resulted in a smooth transition during the rollover to the Year 2000. No significant Y2K-related events were reported, and it was not necessary to activate any of the Company's contingency plans. Special attention has been provided to possible Y2K-related exceptions throughout January and February 2000.

     It is currently expected that costs related to making the Bank's computer systems, applications and facilities Year 2000 compliant will total approximately $17.6 million over the years 1997 to 2000. Of this amount, $17.3 million has been incurred since the inception of the Year 2000 project through December 31, 1999. Noninterest expense for the year ended December 31, 1999 included approximately $7.5 million in connection with the Bank's Year 2000 efforts.

     Historically, cost estimates and actuals by year for the Year 2000 project are as follows (in millions):

                                   1999          1998          1997
                                   ----          ----          ----
         Estimates                 $7.5          $8.9          $1.2
         Actual                     7.5           8.6           1.2

     Of the total Year 2000 project costs, $11.4 million were third party expenses funded through operating cash flows. Costs related to purchase of equipment, both project equipment and replacement of non-compliant equipment, were $2.8 million, also funded through operating cash flows. Expenditures in 1999 represented 10.4% of the total Information and Technology Services ("ITS") expenses. No critical ITS projects have been deferred as a result of the Year 2000 efforts. Instead, incremental resources including consultants, contractors, software utilities and hardware were obtained from outside the Company to supplement existing staff. In addition, the Company has a prioritization mechanism in place to ensure that other critical projects are addressed. The Company is currently not aware of any asserted or unasserted claims of breach of contract or warranty related to Y2K. The Company does not anticipate any assertion of such claims in the future that will have a material effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to interest rate risk, which is the potential for loss due to changes in interest rates. Financial products that expose the Company to interest rate risk include securities, loans, deposits, debt and derivative financial instruments such as swaps, swaptions and floors.

     ALCO, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") ratio and net interest income. A primary purpose of the Company's asset and liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes discussed below are designed to minimize the impact of sudden and sustained changes in interest rates on NPV ratio and net interest income.

     The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Bank's change in NPV ratio and net interest income in the event of hypothetical changes in interest rates, and interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities. If estimated changes to NPV ratio and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

     In order to reduce the exposures to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets, and increase the ability of its asset base to respond to changes in interest rates. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate residential mortgage loans and consumer loans, which are retained by the Company for its portfolio. In addition, long-term, fixed-rate single-family residential mortgage loans are underwritten according to guidelines of FHLMC, GNMA and FNMA, and are either swapped with FHLMC, GNMA and FNMA in exchange for mortgage-backed securities secured by such loans which are then sold or are sold directly for cash in the secondary market, generally with servicing retained.

     Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV ratio of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV ratio is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items divided by the market value of assets. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained increase or decrease in market interest rates of one hundred to three hundred basis points. The Bank's Board of Directors has adopted an interest rate risk policy which establishes minimum NPV ratios for various interest rate scenarios.

     The following table presents the Bank's NPV ratios for the various rate shock levels at December 31, 1999. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                         Change in
                       Interest Rates                NPV Ratio
                       --------------                ---------
                 300 basis point rise                  4.66%
                 200 basis point rise                  5.85
                 100 basis point rise                  6.87
                 Base Scenario                         7.61
                 100 basis point decline               8.02
                 200 basis point decline               7.71
                 300 basis point decline               6.78

     The preceding table indicates that at December 31, 1999, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV ratio, would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Bank's NPV ratio would be expected to slightly increase or experience a much lower decline for the extreme scenarios. At December 31, 1999, the Bank's estimated changes in NPV ratios were within the targets established by the Board of Directors.

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

     NPV ratio is calculated by the Bank pursuant to guidelines established by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 1999, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

     The computation of prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of the NPV ratio. Certain assets, such as adjustable-rate loans, which represent one of the Bank's primary loan products, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of interest rate increases.

     In  addition,  the Bank uses  interest  rate  sensitivity  gap  analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. See --"Risk Management" for further information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of GS Holdings at December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 are included in this report at the pages indicated.

                                                                          Page
                                                                          ----
Independent Auditor's Report                                              F-1
Consolidated Balance Sheets                                               F-2
Consolidated Statements of Income                                         F-3
Consolidated Statements of Comprehensive Income                           F-4
Consolidated Statements of Stockholder's Equity                           F-5
Consolidated Statements of Cash Flows                                     F-6
Notes to Consolidated Financial Statements                                F-8

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
        FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The following table sets forth certain information (ages as of March 1, 2000) concerning the directors and executive officers of GS Holdings. All directors serve terms of one year or until election of their respective successors. All of the directors have served as directors of GS Holdings since its formation in 1998.

Name                     Age     Position
----                     ---     --------
Gerald J. Ford            55     Chairman of the Board, Chief  Executive Officer
                                        and Director
Carl B. Webb              50     President, Chief Operating Officer and Director
Ronald O. Perelman        56     Director
Howard Gittis             65     Director
Christie S. Flanagan      61     Executive Vice President and General Counsel
Richard H. Terzian        63     Executive  Vice President and  Chief Financial
                                        Officer
Richard P. Hodge          45     Executive Vice President
Scott A. Kisting          52     Executive Vice President
James R. Staff            52     Executive Vice President
Renee Nichols Tucei       43     Executive Vice President and Controller

     The following table sets forth certain information (ages as of March 1, 2000) concerning the directors and executive officers of the Bank and who may be deemed to be officers of GS Holdings under the Securities Exchange Act of 1934, as amended, and who are not listed above.

Name                     Age     Position
----                     ---     --------
Richard A. Fink           59     Executive Vice President
Kendall M. Fugate         62     Executive Vice President
Walter C. Klein, Jr.      56     Executive Vice President
Richard A. Leweke         46     Executive Vice President
Lacy G. Newman, Jr.       50     Executive Vice President
Peter K. Thomsen          57     Executive Vice President
Stephen J. Trafton        53     Executive Vice President
Dennis L. Verhaegen       48     Executive Vice President
Michael R. Walker         54     Executive Vice President

     Mr. Ford has been Chairman of the Board and Chief Executive Officer of Golden State since 1998 and of California Federal and its predecessors since 1988. Mr. Ford has also been Chairman of the Board and Chief Executive Officer of GS Holdings since 1998 and of Preferred Capital Corporation since 1996. Mr. Ford is Chairman of the Board of FNMC and Chairman of the Board and Chief Executive Officer of Liberte Investors Inc. Mr. Ford is also a Director of Auto One, Freeport-McMoRan Copper & Gold Co. and McMoRan Exploration Co.

     Mr. Webb has been President and Chief Operating Officer of Golden State since 1998, of California Federal and its predecessors since 1988, and of Preferred Capital Corporation since 1996. Mr. Webb has also been President and Chief Operating Officer of GS Holdings since 1998. Mr. Webb is a Director of Golden State, California Federal, Preferred Capital Corporation, FNMC and Auto One.

     Mr. Perelman has been Chairman of the Board and Chief Executive Officer of Mafco Holdings, MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes") and various of their affiliates since 1980. Mr. Perelman is also Chairman of the Executive Committee of the Board of M&F Worldwide Corp. ("MFW") and is Chairman of the Board of Revlon, Inc. ("Revlon"), Revlon Consumer Products Corporation ("Products Corporation") and Panavision Inc. Mr. Perelman is a Director of the following corporations which file reports pursuant to the Exchange Act: Golden State, GS Holdings, MFW, Panavision Inc., Products Corporation, Revlon and REV Holdings Inc. ("REV Holdings"). (On December 27, 1996, Marvel Entertainment Group, Marvel (Parent) Holdings Inc., Marvel

Holdings, Inc. and Marvel III Holdings Inc., of which Mr. Perelman was a Director on such date, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Mr. Gittis has been Vice Chairman and Chief Administrative Officer of Mafco Holdings, MacAndrews & Forbes and various of their affiliates since 1985. Mr. Gittis is a Director of the following corporations which file reports pursuant to the Exchange Act: Jones Apparel Group, Inc., Loral Space and Communications, Ltd., Golden State, GS Holdings, MFW, Panavision Inc., Revlon, Products Corporation, REV Holdings and Sunbeam Corporation.

     Mr. Flanagan has been Executive Vice President and General Counsel of Golden State since September 1998 and of the Bank since 1994. Mr. Flanagan is also the Executive Vice President, General Counsel and a Director of Preferred Capital Corp. and a Director of FNMC and Auto One. Mr. Flanagan was previously the managing partner of the law firm of Jenkens & Gilchrist, P.C. and is currently of counsel to the firm.

     Mr. Terzian has been Executive Vice President and Chief Financial Officer of Golden State since 1998 and of the Bank since April 1995. Mr. Terzian has been the Executive Vice President, Chief Financial Officer and a Director of Preferred Capital Corp. since 1996. Mr. Terzian is also a Director of the Federal Home Loan Bank of San Francisco. Prior to joining the Bank, Mr. Terzian served as Chief Financial Officer of Dime Bancorp, Inc. and its subsidiary, The Dime Savings Bank of New York, FSB.

     Mr. Hodge has been Executive Vice President and Corporate Tax Director of Golden State since September 1998 and of the Bank since January 1996. Mr. Hodge has been employed with the Bank since November 1995. Prior to joining the Bank, Mr. Hodge was a tax partner of the public accounting firm of KPMG Peat Marwick LLP.

     Mr. Kisting has been Executive Vice President of Golden State and Executive Vice President and Director of Consumer and Business Banking of the Bank since September 1998. Mr. Kisting has also been Chairman of the Board of Auto One since February 2000. Mr. Kisting was Chief Operating Officer of Citizens Financial Group from 1997 to 1998 and was previously associated with Norwest Corporation from 1993 to 1997, most recently as Group Executive Vice President.

     Mr. Staff has been Executive Vice President and the Chief Financial Advisor of Golden State since September 1998 and of the Bank since 1994. He also serves as a Director of Preferred Capital Corp., Auto One and FNMC. Prior to joining the Bank, Mr. Staff was associated with the public accounting firm of KPMG Peat Marwick LLP, most recently as a partner specializing in financial services.

     Ms. Tucei has been Executive Vice President and Controller of Golden State since May 1999 and served as Senior Vice President and Controller from 1998 until 1999. Ms. Tucei has been Executive Vice President and Controller of the Bank since January 1999 and served as Senior Vice President and Controller of the Bank from 1994 until 1998 and of its predecessor, First Madison, from 1993 until 1994.

     Mr. Fink has been an Executive Vice President of Golden State and of the Bank since September 1998. Mr. Fink was Vice Chairman and a Director of Golden State from 1997 until 1998 and was the Senior Executive Vice President and a Director of Glendale Federal from May 1992 until September 1998. He served
Glendale  Federal  as  Director,  Corporate  Development  from  April 1994 until
February 1996 and served as Chief Credit Officer from February 1996 until September 1998.

     Mr. Fugate has been Executive Vice President and Information and Technology Services Director of the Bank since 1994. Mr. Fugate also served in the same capacity for the Bank's predecessor, First Nationwide Bank, from 1991 until 1994.

     Mr. Klein has been an Executive Vice President of the Bank and the President of FNMC since January 1996. He also serves as a Director of FNMC. Prior to joining the Bank, Mr. Klein was associated with PNC Mortgage Corp. of America and its predecessor, Sears Mortgage Corporation, most recently as Chairman and Chief Executive Officer.

     Mr. Leweke has been Executive Vice President and Administrative Services Director of the Bank since January 1998. Mr. Leweke served as Senior Vice President-Administrative Services of the Bank from 1994 to 1997 and of its predecessor, First Nationwide Bank, from 1992 until 1994.

     Mr. Newman has been Executive Vice President and Chief Credit Officer of the Bank since 1994. Mr. Newman also previously served as Executive Vice President of First Madison and First Gibraltar, both predecessors of the Bank, from 1992 until 1994.

     Mr. Thomsen has been Executive Vice President and Director of Retail Banking of the Bank since 1994 and of its predecessor, First Nationwide Bank, from 1991 until 1994.

     Mr. Trafton has been an Executive Vice President of Golden State and of the Bank since September 1998. Mr. Trafton was Chairman of the Board, Chief Executive Officer, President and a Director of Golden State from 1997 until 1998. Mr. Trafton also served as Chairman of the Board, Chief Executive Officer and President of Glendale Federal from 1992 until 1998.

     Mr.  Verhaegen has been  Executive  Vice  President  and Corporate  Finance
Director of the Bank since February 1997. Mr. Verhaegen operated his own financial advisory and consulting firm from 1994 to 1996 and served as a Managing Director of First Southwest Company from 1992 to 1994. Mr. Verhaegen was also Senior Managing Director of the Financial Institutions Group of Bear Stearns & Co. Inc. from 1988 to 1992.

     Mr. Walker has been Executive Vice President Commercial Real Estate of the Bank since 1994 and served as Senior Vice President of First Madison and First Gibraltar, the Bank's predecessors, from 1988 until 1994.

     Directors and officers of GS Holdings were not required to file reports under Section 16 of the Securities Exchange Act of 1934, as amended, during 1999.

ITEM 11. EXECUTIVE COMPENSATION

     GS Holdings is a holding company with no business operations of its own and accordingly, engages in business through California Federal and its subsidiaries. The officers of GS Holdings receive no compensation for their services to GS Holdings itself. The following table summarizes the compensation earned by GS Holdings' Chief Executive Officer and each of the four other most highly compensated executive officers of GS Holdings during 1999 for services rendered in all capacities to GS Holdings, California Federal and/or their subsidiaries. The table also includes compensation in the form of restricted shares and stock options awarded by Golden State, the indirect parent of California Federal, to the named executive officers for services rendered to California Federal and its subsidiaries in 1999.

                                          Summary Compensation Table


                                                                                        Long Term
                                                   Annual Compensation              Compensation Awards
                                          --------------------------------------  ------------------------
                                                                                                Securities
                                                                     Other        Restricted    Underlying
                                                                    Annual          Share      Options/SARS       All Other
Names & Principal Position       Year      Salary      Bonus (1)  Compensation (2) Awards (3)      (#)         Compensation (4)
--------------------------       ----        ---         ---          ---            ---           ---              ---
Gerald J. Ford                   1999   $1,000,000   $1,375,913     $  4,241       $589,677       225,000        $ 64,232
   Chief Executive Officer       1998    1,000,000      600,000        1,790              0             0          97,152
                                 1997      750,000      375,000        1,420              0             0          71,197

Carl B. Webb (5)                 1999      840,000      750,498        5,539        321,636       185,000         199,920
   Chief Operating Officer       1998      840,000    1,344,550        2,318              0             0          74,734
   and President                 1997      600,000    1,117,500        1,637              0             0          96,617


Scott A. Kisting (6)             1999      800,000      500,332            0      1,187,737       100,000          49,852
   Executive Vice President      1998      266,668      225,000       55,132              0             0          29,596
   and Director, Consumer and
   Business Banking

Christie S. Flanagan (5)         1999      398,993      366,453        4,197        131,337        36,000          51,092
   Executive Vice President      1998      399,000      734,650        1,549              0             0         126,691
   and General Counsel           1997      350,000      727,500          833              0             0          55,856

James R. Staff (5)               1999      398,993      306,453        3,791        131,337        50,000          44,320
   Executive Vice President      1998      398,993      757,175        1,566              0             0         122,179
   and Chief Financial Advisor   1997      325,000      736,250          780              0             0          53,559

--------------
(1) Bonus includes (i) cash amount of the 1999 performance-based annual incentive bonus paid in January 2000 under the Executive Compensation Plan and (ii) amounts awarded with respect to California Federal's annual net income pursuant to the Deferred Executive Compensation Plan ("DECP") of $944,550, $559,650, and $557,175 for Messrs. Webb, Flanagan and Staff, respectively, in 1998, and $742,500, $577,500 and $536,250 for Messrs.
     Webb, Flanagan and Staff, respectively, in 1997. Amounts awarded in 1997 and 1998 under the DECP were payable in 1998 in connection with the termination of this plan. The terms of the Executive Compensation Plan are described in the "Report of the Compensation Committee on Executive Compensation."

(2) Other Annual Compensation includes amounts reimbursed for payment of taxes for all named executives. None of the named executives had perquisites or personal benefits paid by California Federal that exceeded $50,000.

                                             (Footnotes continued on next page)

(3) Represents the dollar value on the date of grant (January 24, 2000) of 42,120, 22,974, 15,316, 9,381 and 9,381 restricted shares of Golden State common stock awarded to Messrs. Ford, Webb, Kisting, Flanagan and Staff, respectively, as part of the executive's 1999 annual incentive bonus paid under the Executive Compensation Plan and in addition to the cash amount of the 1999 annual incentive bonus described in footnote (1) above. These restricted shares vest in two equal installments on the first two anniversaries of the grant date, have full voting rights and are eligible for any dividends paid by Golden State at the same rate paid to all stockholders.

     For Mr. Kisting, the amount also includes the dollar value on the date of grant (July 18, 1999) of 43,500 restricted shares of Golden State's common stock awarded pursuant to his employment agreement. These restricted shares vest in two equal installments on the first two anniversaries of the grant date, have full voting rights and are eligible for any dividends paid by Golden State at the same rate paid to all stockholders. On December 31, 1999, Mr. Kisting was the only named officer who owned restricted shares. At that date, Mr. Kisting owned 43,500 shares, and the market value of those shares based on the closing price of common shares on December 31, 1999 was $750,375.

(4)  All Other Compensation includes:

     (i) California Federal's contributions to the 401(k) plan of $9,086 in 1999, respectively, for each of Messrs. Ford, Webb, Kisting, Flanagan and Staff,

     (ii) California Federal's contribution to the Supplemental Employees' Investment Plan for Messrs. Ford, Webb, Kisting, Flanagan and Staff, respectively, in the amounts of $50,914, $188,138, $39,914, $36,514 and $32,913 in 1999,

     (iii)premiums on group term life insurance paid by California Federal for Messrs. Ford, Webb, Kisting, Flanagan and Staff, respectively, in the amounts of $1,416, $528, $852, $2,196 and $852 in 1999, and

     (iv) premiums on split-dollar life insurance paid by California Federal for Messrs. Ford, Webb, Flanagan and Staff, respectively, in the amounts of $2,816, $2,168, $3,296 and $1,469 in 1999.

(5) Does not include payments made by FN Holdings under its long term management incentive plan which was terminated in 1998, to Mr. Webb in the amount of $15 million and to Messrs. Flanagan and Staff of $4 million each, in 1998.

(6) Mr. Kisting joined California Federal as an Executive Vice President on September 1, 1999.

STOCK OPTIONS/STOCK APPRECIATION RIGHT ("SAR") GRANTS

     GS Holdings had no outstanding stock options or freestanding SARs in 1999. However, the named executive officers were granted certain Golden State stock options in 1999 as compensation for services rendered to California Federal.

                                  Golden State
                            Option/SAR Grants in 1999

                                                    Individual Grants (1)
                         ---------------------------------------------------------------------------
                         Number of Securities      Percent of Total
                              Underlying             Options/SARs          Exercise or                    Grant Date
                         Options/SARs Granted   Granted to Employees in    Base Price     Expiration  Present Value (2)
     Name                         (#)                 Fiscal Year          ($/Share)         Date            ($)
     ----                         ---                 -----------          ---------         ----            ---
Gerald J. Ford                  225,000                 16.64%               $23.50        5/17/2009     $2,801,250
Carl B. Webb                    185,000                 13.68                 23.50        5/17/2009      2,303,250
Scott A. Kisting                100,000                  7.40                 23.50        5/17/2009      1,245,000
Christie S. Flanagan             36,000                  2.66                 23.50        5/17/2009        448,200
James R. Staff                   50,000                  3.70                 23.50        5/17/2009        622,500

                                                                                                         (continued)

-------------
(1) The material terms of the Golden State options are as follows: (i) all options are non-qualified, were granted on May 18, 1999 and become exercisable in three equal annual installments on the first three anniversaries of the grant date; (ii) the option exercise price equals the fair market value of a common share on the date of grant; (iii) the options include tax withholding rights, which permit the option holder to elect to have shares withheld to satisfy tax withholding requirements; (iv) the option holder may pay the option exercise price by tendering Golden State common shares previously acquired by the option holder; and (v) the vesting of the options is accelerated and the options continue to be exercisable following termination of employment under certain circumstances as provided in the executive's employment agreement. See "Employment Contracts, Termination of Employment and Change in Control."

(2) Present value determinations were made using the Black-Scholes option pricing model. There is no assurance that any value realized by optionees will be at or near the value estimated by the Black-Scholes model. The estimated present values under that model are based on a seven-year holding period, as opposed to the ten-year term of the options, and on the following assumptions with respect to volatility and the risk-free rate, forfeiture percentage and dividend yield. Based upon the daily closing price of Golden State's common stock, and Glendale Federal's common stock prior to Golden State becoming Glendale Federal's holding company on July 24, 1997, for the five-year period immediately proceeding the grant date of May 18, 1999, the model uses annualized volatility of 41.3%. For the risk-free rate, the model uses the yield on a seven-year treasury note of 5.60% interpolated from the interest rates of five year and ten year treasury rates obtained from the Bloomberg Service. For the forfeiture percentage, the model uses 5%. For the dividend yield, the model uses zero.

STOCK OPTION EXERCISES AND YEAR END OPTION VALUES

     GS Holdings does not have a stock option program so there were no stock option exercises or year end option values in 1999. However, the following table sets forth information concerning the 1999 year end stock option values for options granted by Golden State to the named executive officers during 1999 for services rendered to California Federal. There were no Golden State stock option or SAR exercises in 1999 by any of the named executive officers.

                                  Golden State
                   Aggregated Option/SAR Exercises in 1999 and
                           Year-End Option/SAR Values

                                                                 Number of                        Value of
                                                                Securities                       Unexercised
                                                          Underlying Unexercised                In-The-Money
                                                              Options/SARs At              Options/SARs At Fiscal
                             Shares                           Fiscal Year-End                   Year-End (1)
                           Acquired On      Value                  (#)                             ($)
                           Exercisable    Realized     -----------------------------    ---------------------------
       Name                    (#)           ($)       Exercisable     Unexercisable    Exercisable   Unexercisable
---------------------          ---           ---       -----------     -------------    -----------   -------------
Gerald J. Ford                  0             0            0              225,000            0              0
Carl B. Webb                    0             0            0              185,000            0              0
Scott A. Kisting                0             0            0              100,000            0              0
Christie S. Flanagan            0             0            0               36,000            0              0
James R. Staff                  0             0            0               50,000            0              0

--------------
(1) An option is "in the money" if the market value of the common stock exceeds the exercise price. The market value of Golden State's common stock on December 31, 1999 was $17.25, which was less than the $23.50 option exercise price.

LONG TERM INCENTIVE PLAN AWARDS

     GS Holdings did not make any long term incentive awards in 1999. However, Golden State made certain long term incentive awards in 1999 to the named executives for services rendered to California Federal. The following table sets forth information concerning the long term incentive plan awards made by Golden State in 1999.

                                  Golden State
                   Long-Term Incentive Plans - Awards In 1999

            Name                  Number of Shares (1)     Performance Or Other Period Until Maturation Or Payout
     -----------------            --------------------     ------------------------------------------------------
     Gerald J. Ford (2)                    -                                 1/1/99 - 12/31/01
     Carl B. Webb (3)                      -                                 1/1/99 - 12/31/01
     Scott A. Kisting (4)                  -                                 1/1/99 - 12/31/01
     Christie S. Flanagan (5)              -                                 1/1/99 - 12/31/01
     James R. Staff (5)                    -                                 1/1/99 - 12/31/01

--------------
(1) Awards are paid in the form of cash but up to 50% of any award may be paid in restricted shares of Golden State's common stock pursuant to the Golden State Bancorp Inc. Omnibus Stock Plan. Actual payouts, if any, will be determined by a non-discretionary formula that measures the performance of Golden State's common stock price over a three year period from January 1, 1999 through December 31, 2001 (the "Performance Period"). The plan provides for a target award equal to a percentage of the executive's total annual salary paid by California Federal and, in the case of Messrs. Ford, Webb, Flanagan and Staff, paid by Golden State Management Inc.("GS Management"), a subsidiary of Golden State, if the 30-day average stock price at the end of the Performance Period equals $35 per share. For Messrs. Ford and Webb, the target award will be based upon their respective annual salaries at the time of the grant in 1999. For the other named executives, the award will be based upon their respective annual salaries at the end of the Performance Period. The payouts range from 50% of the target award if the stock price reaches a threshold price of $32 per share to 150% of the target award if the stock price ends at or above $40 per share. No awards will be paid if the stock price is less than $32 per share. These awards are also discussed in the "Report of the Compensation Committee on Executive Compensation." The payment by GS Management of a portion of the annual base salaries of Messrs. Webb, Flanagan and Staff is discussed in "Employment Contracts, Termination of Employment and Change in Control."

(2) The awards are undeterminable at this time but estimated payouts based upon the formula and Mr. Ford's 1999 compensation are as follows: (i) if the target stock price is achieved, a target award equal to 50% of Mr. Ford's annual base compensation paid by California Federal and GS Management in 1999 or $1,100,000, (ii) if the threshold stock price is achieved, 50% of his target award or $550,000, and (iii) if the maximum target stock price is achieved, $1,650,000 or 150% of his target award. In addition to the annual salary paid by the Bank, Mr. Ford received additional compensation in 1999 pursuant to a consulting agreement with GS Management, which terminated December 31, 1999.

(3) The awards are undeterminable at this time but estimated payouts based upon the formula and Mr. Webb's 1999 annual salary are as follows: (i) if the target stock price is achieved, a target award equal to 50% of his annual salary paid by California Federal and GS Management in 1999 or $600,000,
     (ii) if the threshold stock price is achieved, 50% of his target award or $300,000, and (iii) if the maximum target stock price is achieved, $900,000 or 150% of his target award.

(4) The award is undeterminable at this time but estimated payouts based upon the formula and Mr. Kisting's current annual salary are as follows: (i) if the target stock price is achieved, a target award equal to 35% of his annual salary or $280,000, (ii) if the threshold stock price is achieved, 50% of his target award or $140,000, and (iii) if the maximum target stock price is achieved, 150% of his target award or $390,000. Does not include a long term incentive cash payment in the amount of $4,000,000 to be paid to Mr. Kisting on March 31, 2003 if California Federal achieves certain performance criteria established annually by the Compensation Committee during a four year period from 1999 to 2003.

                                             (Footnotes continued on next page)

(5) The awards are undeterminable at this time but estimated payouts based upon the formula and the executive's current annual salary are as follows: (i) if the target stock price is achieved, a target award equal to 35% of the executive's annual salary paid by California Federal and G S Management or $245,000, (ii) if the threshold stock price is achieved, 50% of the target award or $122,500, and (iii) if the maximum target stock price is achieved, 150% of the target award or $367,500.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     GS Holdings has no compensation committee. The compensation policies applicable to its executive officers are determined by the Compensation Committee of Golden State and the Bank. Following is the Report of the Compensation Committee on Executive Compensation of the Bank.

     The Compensation Committee of the Board of Directors of California Federal (the "Committee") has overall responsibility for reviewing and approving the compensation practices and policies of California Federal. The Committee also reviews and ratifies compensation for the Chief Executive Officer and the other executive officers named in the Summary Compensation Table. The Compensation Committee of the Board of Directors of Golden State (the "Golden State Compensation Committee") establishes compensation for the Chief Executive Officer and reviews and approves the compensation of the other named executive officers. The Golden State Compensation Committee is also solely responsible for establishing and approving all awards of stock options, restricted stock and performance-based incentive compensation.

OBJECTIVES

     The  major  objectives  of  California  Federal's  executive   compensation
policies are:

o To retain executive officers by paying them competitively, motivating them to contribute to California Federal's success and rewarding them for their performance and

o To link a substantial part of each executive officer's compensation to the performance of both California Federal and the individual officer.

OVERVIEW OF COMPENSATION PHILOSOPHY

     The named executives are currently paid compensation for services rendered to California Federal in the following forms: (a) annual compensation in the form of base salary and performance-based annual incentive awards and (b) long-term compensation in the form of performance-based stock options, restricted stock and long-term incentive awards. The stock-based compensation is awarded by Golden State, the indirect parent of California Federal, through the Golden State Compensation Committee.

     Prior to September 1998, California Federal was a privately held bank that relied exclusively upon cash compensation to achieve its competitive objectives. Accordingly, California Federal paid base salaries and total cash compensation at higher levels than those of its competitors to offset the lack of stock compensation. In 1999, because of Golden State's publicly-held status, California Federal was able to consider other forms of executive compensation in an effort to move away from a strictly cash based compensation program and to control base salary costs. By exploring other forms of compensation, California Federal intended to use Golden State's common stock to better align executives' pay with stockholder interests and to reflect the pay practices of other comparable publicly-held financial institutions.

     In this regard, the Golden State Compensation Committee reviewed analyses of the different types of incentive and stock plans based upon a custom peer group of savings and loan institutions and commercial banks of comparable asset size to California Federal developed by an independent executive compensation consulting firm (the "Comparison Group"). Based upon the analyses and management's recommendation, the Golden State Compensation Committee developed the Golden State Bancorp Inc. Omnibus Stock Plan ("Omnibus Stock Plan") and the Executive Compensation Plan, which were both approved at the Golden State Annual Meeting of Stockholders on May 15, 1999.

     Using the Omnibus Stock Plan and the Executive Compensation Plan, the Golden State Compensation Committee was able to adopt a compensation philosophy that relied less on base salary increases and cash bonuses and that emphasized performance-based and stock-based incentive awards as primary components of the executives' total compensation.

EXECUTIVE COMPENSATION

     ANNUAL COMPENSATION. The annual compensation paid to executive officers consists of a base salary and an annual incentive opportunity, designed to be competitive with the third quartile of total annual compensation paid by the Comparison Group for comparable positions.

     BASE SALARY. Individual base salaries for the named executive officers other than Mr. Ford are recommended by the Chief Executive Officer. The Golden State Compensation Committee approves the base salaries for these executive officers and sets Mr. Ford's salary, all of which are ratified by the Committee. In ratifying the salaries, the Committee considers the market base salary for the experience, skills and knowledge required for the position and the capabilities of the individual executive officer as compared to the Comparison Group. The executives' salaries are reviewed and adjusted periodically based on a subjective evaluation of overall performance of the executive officer and base salary increases provided to executives at comparable financial institutions. To establish base salary levels for 1999, the Golden State Compensation Committee also evaluated California Federal's actual performance in 1998 and each executive officer's contribution to that performance. Each of the named executive officers has an employment agreement setting forth his base salary, which was approved by the Golden State Compensation Committee and ratified by the Committee, and which is described above in "Employment Contracts, Termination of Employment and Change in Control."

     ANNUAL INCENTIVE AWARDS. Annual incentive awards are governed by the Executive Compensation Plan and may be based upon the achievement of one or more performance measures. The Golden State Compensation Committee established 1999 annual incentive awards using target amounts based upon a percentage of base salary for each executive officer and a payout formula based upon the achievement of certain performance criteria designed to encourage profitable growth and cost management. The performance goals adopted by the Golden State Compensation Committee were the achievement by California Federal of (1) a certain level of pre-tax earnings and (2) a certain "Efficiency Ratio," calculated as noninterest expenses as a percentage of interest and noninterest income, which was used as an award modifier. The Golden State Compensation Committee believed that these performance measurements would serve the purpose of motivating the executives to achieve the profitability and cost-reduction goals established in connection with the California Federal and Glendale Federal merger. The payout formula provided for an initial award to be calculated as a percentage of the executive's target award based upon the final pretax income. An award modifier was then calculated based on California Federal's actual Efficiency Ratio, and the final award was calculated by multiplying the initial award by the modifier. Based upon the actual performance results of $832.6 million in pre-tax income and an Efficiency Ratio of 48.3%, the Golden State Compensation Committee awarded to each named executive officer an annual incentive award consisting of cash as shown in the "Bonus" column and shares of restricted stock having the market value shown in the "Restricted Share Awards" column of the Summary Compensation Table. The Golden State Compensation Committee authorized payment of 30% of actual annual incentive awards in restricted stock to enhance the alignment of management and shareholders' interests and to improve the retention characteristics of the Plan.

     LONG-TERM PERFORMANCE-BASED COMPENSATION. Under the Omnibus Stock Plan and Executive Compensation Plan, the Golden State Compensation Committee granted stock options and long-term incentive awards to executive officers designed to provide total compensation at the 65th percentile of the Comparison Group companies should Golden State achieve expected levels of financial and stock price performance.

     STOCK OPTIONS. Subject to the terms of the Omnibus Stock Plan, the Golden State Compensation Committee has the authority to determine which persons receive awards and to prescribe the terms and conditions of the awards. In 1999, the Golden State Compensation Committee granted stock options to senior officers of Golden State and California Federal, including the named executive officers as set forth in the above table captioned "Option/SAR Grants in 1999." There were no stock options awarded to consultants. To determine the 1999 awards for the named executive officers, the Golden State Compensation Committee considered recommendations from management and reviewed certain long-term incentive compensation information for comparable positions at Comparison Group companies. The Golden State Compensation Committee also included a three-year vesting period in the awards designed to encourage executive officers to remain with Golden State for a period of years.

     LONG-TERM INCENTIVE PLANS. Under the Executive Compensation Plan, the Golden State Compensation Committee may implement long-term incentive plans based upon one or more performance criteria. In 1999, the Golden State Compensation Committee implemented a long-term incentive plan based solely on the performance of Golden State's common stock over a three year period commencing January 1, 1999 and ending December 31, 2001 (the "1999 LTIP Plan"). Payments under the 1999 LTIP Plan, if any, will be determined using (a) individual target awards established as a percentage of the executives' base salary as provided in the plan and (b) an award payout formula based on the stock price performance measured by the average closing stock price over the last thirty trading days in 2001. Payments will be made in 2002 in a multiple or fraction of the target awards depending upon the actual stock performance. For example,  if  the  stock  price  achieves  a  15%  annualized  return  over  the performance period ($35 per share), the target award will be paid to participants. If the stock price achieves a 20% annualized return ($40 per share), the maximum award will be paid. However, no award will be paid if the annualized rate of return is less than 12% ($32 per share). Hypothetical awards for each executive are shown in the above table captioned "Long-Term Incentive Plans - Awards in 1999." As provided in the Executive Compensation Plan, the Golden State Compensation Committee may pay out up to 50% of each award earned under the Plan in restricted shares of common stock.

     OTHER COMPENSATION. Executive officers receive various perquisites and participate in California Federal's 401(k) qualified deferred compensation plan ("401(k) Plan") and welfare benefit plans generally available to California Federal's employees. Executive officers also participate in a nonqualified deferred compensation plan intended only to offset the impact of Internal Revenue Service limitations on the amount of compensation that can be deferred under the qualified 401(k) Plan. In general, the benefit program is intended to provide benefits that are competitive with the level of benefits made available to executive officers of Comparison Group companies.

CHIEF EXECUTIVE OFFICER

     The general policies described above for the executive officers also apply to the compensation recommendations made by the Golden State Compensation Committee with respect to the 1999 compensation of Mr. Ford. Mr. Ford's 1999 base salary was paid in accordance with an employment agreement with California Federal and a consultant agreement with GS Management. The Golden State Compensation Committee also approved, and the Committee ratified, a new employment agreement that commenced on January 1, 2000 which superseded and replaced Mr. Ford's prior agreement, as described in "Employment Contracts, Termination of Employment and Change in Control." The new employment agreement includes an adjustment to Mr. Ford's base salary in 2000 to comply with the tax deductibility standards under Internal Revenue Code ss.162(m).

     Mr. Ford's annual incentive award was determined by the Golden State Compensation Committee as described above in the section captioned "Executive Compensation." Based upon the achievement of the performance goals, the Golden State Compensation Committee awarded annual incentive compensation for 1999 to Mr. Ford in the total amount of $1,965,590, comprised of $1,375,913 in cash and $589,677 in 42,120 shares of restricted stock, as shown in the Summary
Compensation Table. During 1999, the Golden State Compensation Committee also approved a grant of 225,000 stock options with an exercise price equal to the fair market value of Golden State's common stock on the date of grant as shown in the table captioned "Stock Option/SAR Grants." In determining the size of the stock option grant, the Golden State Compensation Committee considered the same issues and competitive market that were used in determining stock option grants for the other executive officers.

     The Committee believes that Mr. Ford's leadership of Golden State and California Federal during 1999, including without limitation, the integration of the California Federal and Glendale Federal institutions, has enabled California Federal to develop a strong franchise with consistent financial results and financial discipline, and these compensation decisions are made in recognition of California Federal and its subsidiaries' performance.

TAX DEDUCTIBILITY

     As a result of amendments to the Internal Revenue Code (the "Code") enacted in 1993, a publicly-held company, such as Golden State, is limited to an annual deduction for federal income tax purposes of $1,000,000 for compensation paid to each of its chief executive officer and the four highest compensated executive officers (other than its chief executive officer) determined at the end of each year. However, performance-based compensation established by an independent committee and based on performance goals and a maximum compensation amount, which have been disclosed to and approved by stockholders, is excluded from this limitation. Management believes that compensation payable under the Executive Compensation Plan and the Omnibus Stock Plan as administered and awarded by the Golden State Compensation Committee will be deemed to be performance-based compensation within the meaning of the Code.

Members of the Compensation Committee
of California Federal

Gerald J. Ford, Chairman
Paul M. Bass, Jr.
George W. Bramblett, Jr.
John F. King

COMPENSATION OF DIRECTORS

Directors of GS Holdings receive no compensation for their services as directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL

     FORD AGREEMENTS. Mr. Ford previously entered into an employment agreement with California Federal (the "1999 Employment Agreement") calling for his continued employment by California Federal in his current executive capacity with an annual base salary of $1,000,000 and certain other benefits, which was in effect until December 31, 1999. Effective January 1, 2000, Mr. Ford entered into a new employment agreement with California Federal, which superseded and replaced Mr. Ford's 1999 Employment Agreement. Mr. Ford's current employment agreement calls for his continued employment by California Federal in his current executive capacity with an annual base salary of $1,000,000, subject to adjustment by California Federal. The agreement has a termination date of
December  31,  2002  and is  automatically  renewed  for one year  terms  unless
California Federal or Mr. Ford provides notice not to renew. Mr. Ford's agreement also provides for, among other things, a life insurance policy on the life of Mr. Ford in an amount equal to three times his base salary. Additionally, if the agreement is terminated (a) by California Federal without "cause" or by Mr. Ford for "good reason" (each as defined in the employment agreement) prior to the scheduled termination date, or (b) by California Federal without "cause" or by Mr. Ford for any reason within 24 months following a change of control, the agreement provides for: (i) a cash payment equal to three times Mr. Ford's base salary and annual incentive bonus as calculated under the agreement, (ii) medical and other benefits for a period of three years, and
(iii) the immediate vesting of all outstanding stock options, restricted stock, SARs and deferred compensation payments which will then be exercisable for three years from the date of termination, subject to certain restrictions (collectively, the "Termination Payments").

     EXECUTIVE EMPLOYMENT AGREEMENTS. Messrs. Webb and Staff previously entered into employment agreements with California Federal calling for their continued employment by California Federal in their current executive capacities, with annual base salaries of $1,200,000 and $700,000, respectively, and certain other benefits, which were in effect until December 31, 1999.

     Effective January 1, 2000, Messrs. Webb and Staff entered into new employment agreements with California Federal calling for their continued employment by California Federal in their current executive capacities. Both agreements have a termination date of December 31, 2002, and are automatically renewed for one year terms unless notice not to renew is provided by California Federal or the executive. The annual base salaries payable by California Federal to Messrs. Webb and Staff are $1,000,000 and $700,000, respectively, which are subject to adjustment by California Federal. The agreements also provide for, among other things, a life insurance policy on the life of the insured in an amount equal to 2.4 times the base salary payable by California Federal for Mr. Webb and double the base salary payable by California Federal for Mr. Staff. Additionally, Messrs. Webb and Staff are each entitled to Termination Payments under the circumstances described above in the section on Mr. Ford's employment agreement.

     Messrs. Kisting and Flanagan have also entered into employment agreements with California Federal calling for their continued employment in their current executive capacities, which are substantially similar in terms to Mr. Staff's employment agreement except as follows. Both agreements have a termination date of July 31, 2002 and are automatically renewed for one year terms unless notice not to renew is provided by either California Federal or the executive. The agreements provide for annual base salaries payable by California Federal to Messrs. Kisting and Flanagan in the amounts of $800,000 and $700,000, respectively. Messrs. Kisting and Flanagan are entitled to the Termination Payments described above in the section on Mr. Ford's employment agreement in the event the executive's agreement is terminated prior to the termination date by California Federal without "cause" or by the executive for "good reason" (each as defined in the employment agreements). In addition, if the executive is terminated without "cause" within 24 months following a change of control, the executive is entitled to receive the Termination Payments and a cash amount in lieu of shares issuable upon the exercise of his stock options equal to the aggregate spread between the exercise prices of all options held by the executive and the highest price per share actually paid in connection with such change of control. Mr. Flanagan's agreement also provides for a one time renewal payment of $60,000. Mr. Kisting's agreement provides for the award of 43,500 restricted shares of Golden State common stock which were granted in 1999 and are shown in the "Summary Compensation Table" and an initial award of 100,000 options for Golden State common stock which were also granted in 1999 and are shown in the "Option/SARs Grants in 1999" table. Mr. Kisting's agreement also provides for an additional grant of 100,000 options which were awarded on January 24, 2000 and for a long term incentive payment of $4,000,000 to be paid on March 31, 2003 provided California Federal achieves certain performance criteria, established annually by the Golden State Compensation Committee during a four year period from 1999 to 2003.

     Pursuant to a services agreement for the provision of certain services by California Federal to GS Management, a portion of each of the salaries for Messrs. Webb, Staff and Flanagan was paid by GS Management such that the annual net base compensation payable by California Federal for Messrs. Webb, Flanagan and Staff in 1999 was $840,000, $398,993 and $398,993, respectively.

     CHANGE OF CONTROL PLAN. The Deferred Executive Compensation Plan of California Federal provided for certain payments to participants in the DECP for annual incentives and in the event of a change of control of California Federal. The annual incentive feature of the DECP was terminated in 1998 upon the consummation of the merger of California Federal and Glendale Federal, and all amounts were paid out as shown in the "Summary Compensation Table." No payment was made under the change of control provision because the Compensation Committee of California Federal determined that the merger of California Federal and Glendale Federal was not a change of control within the meaning of the DECP. California Federal subsequently entered into a replacement change of control agreement in 1999 with the former participants in the DECP, including Messrs. Webb, Flanagan and Staff, so that amounts that would have been payable under the change of control provisions of the DECP would be paid to the former participants in the DECP who remain employed by California Federal upon the earlier to occur of (1) a change of control of California Federal subsequent to September 11, 1998 or (2) December 31, 2002. The amounts payable to Messrs. Webb, Flanagan and Staff are $1,500,000, $875,000 and $875,000, respectively, under the change of control agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, Mr. Ford, the Chairman and Chief Executive Officer of California Federal, served as one of the five members of the Compensation Committee of California Federal. Mr. Ford also served as the Chairman of the Board and Chief Executive Officer of Golden State during 1999.

     During 1999, Director Bramblett served as one of the four members of the Compensation Committee of California Federal. Mr. Bramblett is a partner of Haynes & Boone, a law firm based in Dallas, Texas that provides certain legal services to Golden State, California Federal and their subsidiaries. During 1999, the amounts paid in the aggregate by Golden State, California Federal and their subsidiaries to Haynes & Boone did not exceed 5% of the firm's gross revenues for its last fiscal year. California Federal has also retained Haynes & Boone to provide certain legal services for California Federal and its subsidiaries in 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OF GS HOLDINGS

     All of the common stock of GS Holdings is owned by the Golden State. GS Holdings has no other voting securities.

COMMON STOCK OF GOLDEN STATE
     The following table sets forth information as of February 29, 2000, concerning the shares of Golden State common stock beneficially owned by each director, by each executive officer named in the Summary Compensation Table and by all directors and executive officers of GS Holdings as a group.

    Title of                                                                                Amount and Nature of          Percent of
Golden State Class               Name of Beneficial Owner                                   Beneficial Ownership            Class
------------------               ------------------------                                   --------------------          ----------
       Common       Christie S. Flanagan..................................................         16,381(1)                   *
       Common       Gerald J. Ford........................................................     17,708,902(2)                 14.46%
       Common       Howard Gittis.........................................................         10,000                      *
       Common       Scott A. Kisting......................................................         84,742(3)                   *
       Common       Ronald O. Perelman....................................................     45,499,525(4)                 37.15*
       Common       James R. Staff........................................................          9,381(1)                   *
       Common       Carl B. Webb..........................................................         72,974(5)                   *
       Common       All  directors  and  executive  officers  as a  group  (19  persons)..     17,816,664(6)                 52.06

------------
*    Less than one percent of the outstanding shares in each case.

(1)  Includes 9,381 restricted shares of common stock.

(2) Includes 42,120 restricted shares of common stock owned by Mr. Ford. Also includes 16,763,782 shares of common stock and 903,000 warrants, each immediately exercisable for one share of common stock and one Litigation Tracking Warrant, all owned by Hunter's Glen/Ford, Ltd. Mr. Ford and a corporate entity controlled by Mr. Ford are the general partners of Hunter's Glen/Ford, Ltd. Accordingly, Mr. Ford may be deemed to be the beneficial owner of all of the shares of common stock owned by Hunter's Glen/Ford, Ltd.
(3)  Includes 58,816 shares of restricted stock.

(4) Represents shares of common stock owned by GSB Investments Corp. Mr. Perelman is the indirect beneficial owner of all of the outstanding capital stock of GSB Investments Corp. Accordingly, Mr. Perelman may be deemed to be the beneficial owner of all of the shares of common stock owned by GSB Investments Corp. The shares of common stock owned by GSB Investments
     Corp., and the capital stock of any intermediate holding companies affiliated with Mafco Holdings, are or may be from time to time pledged to secure obligations of Mafco Holdings and its affiliates.

(5)  Includes 22,974 restricted shares of common stock.

(6) Includes 187,835 restricted shares granted to executive officers pursuant to the Golden State Bancorp Inc. Omnibus Stock Plan. Also includes 41,000 shares as to which voting and investment power are shared and 27,220 shares invested in the Common Stock Fund of California Federal's 401(k) Plan over which the trustee for the Plan has sole voting authority and shared investment authority.

Litigation Tracking Warrants(TM) of Golden State

     The following table sets forth information as of February 29, 2000 concerning the number of LTW(TM)s beneficially owned by each director of Golden State, by each executive officer named in the Summary Compensation Table and by all directors and executive officers of Golden State as a group.


  Title of                                                                 Amount and Nature
Golden State                                                                 of Beneficial    Percent of
    Class                       Name of Beneficial Owner                       Ownership        Class
    -----                       ------------------------                       ---------        -----
     LTW     Christie S. Flanagan.........................................         7,000           *
     LTW     Gerald J. Ford...............................................     1,903,000(1)        *
     LTW     Howard Gittis................................................             0           *
     LTW     Scott A. Kisting.............................................             0           *
     LTW     Ronald O. Perelman...........................................             0           *
     LTW     James R. Staff...............................................             0           *
     LTW     Carl B. Webb.................................................             0           *
     LTW     All directors and executive officers as a group (19) persons)     2,002,000        2.76%

---------
*    Less than one percent of the outstanding warrants in each case.

(1) Includes 1,000,000 LTW(TM)s purchased and held of record by Turtle Creek Revocable Trust, a revocable trust organized under the laws of the State of Texas of which Gerald J. Ford is the sole grantor and trustee. Accordingly, Mr. Ford may be deemed to be the beneficial owner of all of the LTW(TM)s owned by Turtle Creek Revocable Trust. Also includes 903,000 warrants purchased and held of record by Hunter's Glen/Ford, Ltd., each immediately exercisable for one share of common stock and one LTW(TM). Mr. Ford and a corporate entity controlled by Mr. Ford are the general partners of Hunter's Glen/Ford, Ltd. Accordingly, Mr. Ford may be deemed to be the beneficial owner of all of the LTW(TM)s owned by Hunter's Glen/Ford, Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS AND TRANSACTIONS WITH MAFCO HOLDINGS AND ITS SUBSIDIARIES

     INTERCOMPANY COST SHARING ARRANGEMENTS

     Golden State and its subsidiaries are insured under policies maintained by Mafco Holdings, and Golden State and its subsidiaries reimburse Mafco Holdings for the portion of the cost of such policies attributable to coverage of Golden State and its subsidiaries. The amount paid for such policies during 1999 was $1,084,385. California Federal and its subsidiaries also use certain consultants retained by Mafco Holdings, and California Federal reimburses Mafco Holdings for the portion of the cost of the consultants' services attributable to work performed for the benefit of California Federal and its subsidiaries. The amount paid for such services during 1999 was $3,136. Golden State, from time to time, also uses certain assets owned by Mafco Holdings, including business aircraft. The amount paid related to such use in 1999 was $201,000.

     TAX SHARING AGREEMENT

      Prior to the Merger Date, for federal income tax purposes, California Federal, FN Holdings and Mafco Holdings were parties to the Tax Sharing Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Federal and State Income Taxes."

     No amounts were paid in 1999 for Consolidated Liabilities by Golden State, GS Holdings or California Federal.

     LOANS TO EXECUTIVE OFFICERS AND DIRECTORS

     Some of California Federal's executive officers, directors, and members of their immediate families have engaged in loan transactions with California Federal. Such loans were made: (i) in the ordinary course of California Federal's business, (ii) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions between California Federal and other persons, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1. FINANCIAL STATEMENT SCHEDULES

     Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

(b)  EXHIBITS

         2.1 Agreement and Plan of Reorganization, dated as of February 4, 1998, by and among First Nationwide (Parent) Holdings Inc., First Gibraltar Holdings, Inc., Hunter's Glen/Ford, Ltd., Golden State Bancorp Inc. and Golden State Financial Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 4, 1998 (the "February 1998 Form 8-K").)

         2.2 Amendment No. 1 dated as of July 31, 1998, by and among First Nationwide (Parent) Holdings Inc., First Nationwide Holdings Inc., Golden State Bancorp Inc., Golden State Financial
                  Corporation, First Gibraltar Holdings Inc. and Hunter's Glen/Ford Ltd., to the Agreement and Plan of Reorganization, dated as of February 4, 1998, by and among the Parties. (Incorporated by reference to Exhibit 2.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").)

         3.1 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibits 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

         3.2 By-laws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.)

         4.1 Indenture, dated as of September 19, 1996, between First Nationwide Escrow Corp. and The Bank of New York, as trustee, relating to the 10 5/8% Senior Subordinated Exchange Notes Due 2003 (the "10 5/8% Notes"). (Incorporated by reference to
                  Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.2 First Supplemental Indenture, dated as of January 3, 1997, among FN Holdings, First Nationwide Escrow Corp. and The Bank of New York, as trustee, relating to the 10 5/8% Notes. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.3 Second Supplemental Indenture dated September 11, 1998, supplementing the Indenture, dated as of September 19, 1996, as Supplemented, between First Nationwide Holdings Inc. and The Bank of New York,as Trustee, relating to the 10 5/8% Senior Subordinated Exchange Notes Due 2003. (Incorporated by reference to Exhibit 4.3 to the Registrant's 1998 Form 10-K.)

         4.4 Third Supplemental Indenture dated September 14, 1998, between Golden State Holdings Inc. (formerly known as New First Nationwide Holdings Inc.), as successor to First Nationwide Holdings Inc., and The Bank of New York, as Trustee, relating to the 10 5/8% Senior Subordinated Exchange Notes due 2003. (Incorporated by reference to Exhibit 4.4 to the Registrant's 1998 Form 10-K.)

         4.5 Indenture, dated as of October 1, 1986, between First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association Re: $100,000,000 10% Subordinated Debentures due 2006 (the "2006 Indenture"). (Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         4.6 First Supplemental Indenture, dated as of September 30, 1994, among First Madison Bank, FSB, First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association, supplementing the 2006 Indenture. (Incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         4.7 Second Supplemental Indenture, dated as of January 3, 1997, among First Nationwide Bank, A Federal Savings Bank, California Federal Bank, A Federal Savings Bank and Bank of America National Trust and Savings Association, as trustee, supplementing the 2006 Indenture. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.8 Indenture, dated February 15, 1986, between Cal Fed Bancorp Inc. and Manufacturers Hanover Trust Company, as trustee, relating to the 6 1/2% Convertible Subordinated Debentures Due 2001 (the "6 1/2% Convertible Debenture Indenture"). (Incorporated by reference to Exhibit 4.11 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.9 First Supplemental Indenture, dated as of December 16, 1992, among Cal Fed Bancorp Inc., XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and Chemical Bank, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.10 Second Supplemental Indenture dated as of December 13, 1996 among XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and The Chase Manhattan Bank, as trustee, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.11 Third Supplemental Indenture dated as of December 13, 1996 among Cal Fed Bancorp, Inc., XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and The Chase Manhattan Bank, as Trustee, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to
                  Exhibit 4.14 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.12 Fourth Supplemental Indenture dated as of December 13, 1996 among Cal Fed Bancorp Inc., XCF Acceptance Corporation, and The Chase Manhattan Bank, as trustee, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to
                  Exhibit 4.15 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.13 Indenture, dated December 1, 1992, between California Federal Bank, A Federal Savings Bank and Chemical Bank, as trustee, relating to the 10% Subordinated Debentures Due 2003. (Incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.14 Agreement Regarding Contingent Litigation Recovery Participation Interests, dated as of June 30, 1995, between California Federal Bank, A Federal Savings Bank, and Chemical Trust Company of California, as Interest Agent. (Incorporated by reference to Exhibit 4.17 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.15 Agreement Regarding Secondary Contingent Litigation Recovery Participation Interests, dated as of December 2, 1996, between California Federal Bank, A Federal Savings Bank, and Chase Mellon Shareholder Services, L.L.C., as Interest Agent. (Incorporated by reference to Exhibit 4.18 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.16 Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

         4.17 First Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-64597).)

         4.18 Second Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

         4.19 Third Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

         4.20 Fourth Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

         4.21 Fifth Supplemental Indenture dated as of September 11, 1998 between Golden State Holdings Inc. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

         10.1 Tax Sharing Agreement, effective as of January 1, 1994, by and among First Madison Bank, FSB, the Registrant's and Mafco Holdings Inc. (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 33-82654).)

         10.2 Amendment to Tax Sharing Agreement, effective September 11, 1998, by and among Mafco Holdings Inc., Golden State Bancorp Inc., First Nationwide Holdings Inc., Glendale Federal Bank, A Federal Savings Bank, and New First Nationwide Holdings Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's 1998 Form 10-K.)

         10.3 Tax Sharing Modification Agreement dated as of December 22, 1998, between Mafco Holdings Inc. and Golden State Bancorp Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's 1998 Form 10-K.)

         10.4 Office Lease, dated as of November 15, 1990, between Webb/San Francisco Ventures, Ltd. and First Nationwide Bank, A Federal Savings Bank. Confidential treatment has been granted for portions of this document (Incorporated by reference to
                  Exhibit 10.6 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 33-82654).)

         10.5 Amendment No. 2 to Lease between First Nationwide Bank, A Federal Savings Bank, and RNM 135 Main, L.P. dated April 6,
                  1995. (Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 33-82654).)

         10.6 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Gerald J. Ford, dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.7 Amendment to Employment Agreement between California Federal Bank, A Federal Savings Bank, and Gerald J. Ford, dated as of January 1, 1998. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").)

         10.8 Employment Agreement, dated as of November 22, 1999, between California Federal Bank, A Federal Savings Bank, and Gerald J. Ford.

         10.9     Employment  Agreement,  dated as of  January  1, 1998  between
                  California Federal Bank, A Federal Savings Bank, and Carl B. Webb, II. (Incorporated by reference to Exhibit 10.13 to the Registrant's 1997 Form 10-K.)

         10.10 Employment Agreement, dated as of December 17, 1999, between California Federal Bank, A Federal Savings Bank, and Carl B. Webb, II.

         10.11 Employment Agreement, dated as of June 1, 1996 between First Nationwide Bank, A Federal Savings Bank, and Christie S. Flanagan. (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated August 30, 1996.)

         10.12 Amendment to Employment Agreement, dated as of May 1, 1999, between California Federal Bank, A Federal Savings Bank, and Christie S. Flanagan. (Incorporated by reference to Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.)

         10.13 Employment Agreement, dated as of August 1, 1999, between California Federal Bank, A Federal Savings Bank, and Christie
                  S. Flanagan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.)

         10.14 Employment Agreement, dated as of January 1, 1998, between California Federal Bank, A Federal Savings Bank, and J. Randy Staff. (Incorporated by reference to Exhibit 10.17 to the Registrant's 1997 Form 10-K.)

         10.15 Employment Agreement, dated as of December 17, 1999, between California Federal Bank, A Federal Savings Bank, and J. Randy Staff.

         10.16 Employment Agreement, dated as of August 1, 1999, between California Federal Bank, A Federal Savings Bank, and Scott A. Kisting. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.)

         10.17    Management  Incentive  Plan  for  Certain  Employees  of First
                  Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 10.34 to the Registrant's Registration Statement on Form S-1 (File No. 333-00854).)

         10.18    1998 Change of Control Plan, dated as of March 25, 1999.

         10.19 Registration Agreement, dated September 13, 1996, among First Nationwide Holdings Inc., First Nationwide Escrow Corp. and the initial purchasers named therein relating to the 10 5/8% Notes. (Incorporated by reference to Exhibit 4.20 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         10.20 Litigation Management Agreement, dated as of February 4, 1998, by and among Golden State Bancorp, Inc., Glendale Federal Bank, Federal Savings Bank, California Federal Bank, A Federal Savings Bank, Stephen J. Trafton and Richard A. Fink. (Incorporated by reference to Exhibit 99.2 to the February 1998 Form 8-K.)

         10.21 Purchase and Assumption Agreement between Norwest Bank Nevada, N.A., and California Federal Bank, A Federal Savings Bank, dated October 30, 1998. (Incorporated by reference to Exhibit
                  10.55 to the Registrant's 1998 Form 10-K.)

        10.22 Purchase and Assumption Agreement between Wells Fargo Bank, N.A., and California Federal Bank, A Federal Savings Bank, dated October 30, 1998. (Incorporated by reference to Exhibit 10.56 to the Registrant's 1998 Form 10-K.)

        10.23 Reimbursement and Expense Allocation Agreement between Golden State Bancorp Inc. and California Federal Bank, A Federal Savings Bank, dated November 23, 1998. (Incorporated by reference to
              Exhibit 10.53 to the  Registrant's  1998 Form 10-K.)

        10.24 Agreement for Provision of Services between California Federal Bank, A Federal Savings Bank and Golden State Management Inc., dated November 23, 1998. (Incorporated by reference to Exhibit
              10.54 to the Registrant's 1998 Form 10-K.)

        12.1  Statement regarding  the computation  of  ratio  of   earnings  to
              combined fixed charges and minority interest for the Registrant.

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

Dated:  March 21, 2000

                                                  GOLDEN STATE HOLDINGS INC.





                                             By:     /s/ Gerald J. Ford
                                                 ---------------------------
                                                     Gerald J. Ford
                                                     Chairman of the Board
                                                     and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Name                          Title                          Date
        ----                          -----                          ----

/s/ Gerald J. Ford         Chairman of the Board, Chief         March 21, 2000
-----------------------    Executive Officer and Director
    Gerald J. Ford         (Principal Executive Officer)



/s/ Carl B. Webb           President, Chief Operating Officer   March 21, 2000
-----------------------    and Director
    Carl B. Webb



/s/ Richard H. Terzian     Executive Vice President             March 21, 2000
-----------------------    and Chief Financial Officer
    Richard H. Terzian     (Principal Financial Officer)



/s/ Renee Nichols Tucei    Executive Vice President and         March 21, 2000
-----------------------    Controller
    Renee Nichols Tucei    (Principal Accounting Officer)



         *                 Director                             March 21, 2000
-----------------------
    Ronald O. Perelman



/s/ Howard Gittis          Director                             March 21, 2000
-----------------------
    Howard Gittis


* Eric K. Kawamura, by signing his name, hereto, does hereby execute this report on Form 10-K on behalf of the directors and officers of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and officers and filed as exhibits to this report on Form 10-K.

                                     By:    /s/ Eric K. Kawamura
                                         -----------------------------
                                                Eric K. Kawamura
                                                Attorney-in-fact

                          INDEPENDENT AUDITORS' REPORT



The Stockholder and Board of Directors
Golden State Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Golden State Holdings Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden State Holdings Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                               KPMG LLP



San Francisco, California
January 18, 2000

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                  (dollars in thousands, except per share data)

                                       Assets                                               1999              1998
                                       ------                                            -----------      -----------
Cash and due from banks                                                                  $   508,812      $   854,954
Interest-bearing deposits in other banks                                                           5           52,671
Short-term investment securities                                                              84,061           60,325
                                                                                         -----------      -----------
      Cash and cash equivalents                                                              592,878          967,950

Securities available for sale, at fair value                                               1,075,734          770,747
Securities held to maturity (fair value $180,449 and $251,489 at December 31,                185,357          250,964
      1999 and 1998, respectively)
Mortgage-backed securities available for sale, at fair value                              13,764,565       12,947,992
Mortgage-backed securities held to maturity (fair value $2,150,014 and
      $2,825,227 at December 31, 1999 and 1998, respectively)                              2,149,696        2,770,913
Loans held for sale, net                                                                     729,062        2,366,583
Loans receivable, net                                                                     33,953,461       30,280,944
Investment in Federal Home Loan Bank ("FHLB") System                                       1,167,144        1,000,147
Premises and equipment, net                                                                  296,800          310,572
Foreclosed real estate, net                                                                   45,091           80,068
Accrued interest receivable                                                                  321,596          317,455
Intangible assets (net of accumulated amortization of $183,433 and $113,709 at
      December 31, 1999 and 1998, respectively)                                              819,561          923,598
Mortgage servicing rights                                                                  1,272,393          943,581
Other assets                                                                                 667,793          866,422
                                                                                         -----------      -----------
      Total assets                                                                       $57,041,131      $54,797,936
                                                                                         ===========      ===========


      Liabilities, Minority Interest and Stockholder's Equity

Deposits                                                                                 $23,040,571      $24,647,488
Securities sold under agreements to repurchase                                             5,481,747        4,238,395
Borrowings                                                                                25,668,626       22,375,557
Other liabilities                                                                            688,870        1,210,802
                                                                                         -----------      -----------
      Total liabilities                                                                   54,879,814       52,472,242
                                                                                         -----------      -----------

Commitments and contingencies                                                                     --               --

Minority interest                                                                            500,000          593,438

Stockholder's equity
      Common stock, $1.00 par value, (1,000 shares authorized, issued and
         outstanding at December 31, 1999 and 1998, respectively)                                  1                1
      Additional paid-in capital                                                           1,542,171        1,512,061
      Accumulated other comprehensive (loss) income                                         (276,832)           6,151
      Retained earnings (substantially restricted)                                           395,977          214,043
                                                                                         -----------      -----------
      Total stockholder's equity                                                           1,661,317        1,732,256
                                                                                         -----------      -----------
      Total liabilities, minority interest and stockholder's equity                      $57,041,131      $54,797,936
                                                                                         ===========      ===========

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                       1999            1998           1997
                                                                                    ----------     ----------      ----------
Interest income:
      Loans receivable                                                              $2,332,500     $1,739,294      $1,553,210
      Mortgage-backed securities available for sale                                    872,823        482,567         297,816
      Mortgage-backed securities held to maturity                                      177,644        134,537         113,300
      Loans held for sale                                                              109,486        115,714          76,364
      Securities available for sale                                                     76,621         49,730          53,936
      Securities held to maturity                                                       11,459          4,702           2,436
      Interest-bearing deposits in other banks                                          12,049         22,263           5,638
      Dividends on FHLB stock                                                           59,639         36,042          24,790
                                                                                    ----------     ----------      ----------
         Total interest income                                                       3,652,221      2,584,849       2,127,490
                                                                                    ----------     ----------      ----------

Interest expense:
      Deposits                                                                         888,286        791,112         746,985
      Securities sold under agreements to repurchase                                   265,467        153,697         140,547
      Borrowings                                                                     1,312,629        829,316         553,272
                                                                                    ----------     ----------      ----------
         Total interest expense                                                      2,466,382      1,774,125       1,440,804
                                                                                    ----------     ----------      ----------
         Net interest income                                                         1,185,839        810,724         686,686
Provision for loan losses                                                               10,000         40,000          79,800
                                                                                    ----------     ----------      ----------
         Net interest income after provision for loan losses                         1,175,839        770,724         606,886
                                                                                    ----------     ----------      ----------

Noninterest income:
      Loan servicing fees, net                                                         146,682        132,543         143,704
      Customer banking fees and service charges                                        187,022        121,283         100,263
      Gain on sale of assets, net                                                       21,699            193          38,230
      Gain on sale of  branches, net                                                     2,343        108,825           3,569
      Gain on sale and settlement of loans, net                                         32,885         54,217          24,721
      Other income                                                                      31,096         23,896          29,207
                                                                                    ----------     ----------      ----------
         Total noninterest income                                                      421,727        440,957         339,694
                                                                                    ----------     ----------      -----------

Noninterest expense:
      Compensation and employee benefits                                               389,904        293,573         256,448
      Occupancy and equipment                                                          141,696         97,456          81,914
      Professional fees                                                                 52,493         56,327          48,771
      Loan expense                                                                      36,048         48,183          60,437
      Foreclosed real estate operations, net                                            (6,411)        (6,152)         (3,304)
      Amortization of intangible assets                                                 69,724         53,415          49,153
      Merger and integration costs                                                       7,747         59,162              --
      Other expense                                                                    219,582        159,360         155,300
                                                                                    ----------     ----------      ----------
         Total noninterest expense                                                     910,783        761,324         648,719
                                                                                    ----------     ----------      ----------
      Income before income taxes, minority interest and extraordinary items            686,783        450,357         297,861
      Income tax expense (benefit)                                                     234,263        (96,300)         47,148
      Minority interest: provision in lieu of income tax expense                        79,005             --              --
      Minority interest: other                                                          34,936        109,949          89,344
                                                                                    ----------     ----------      ----------
         Income before extraordinary items                                             338,579        436,708         161,369
      Extraordinary items - gain (loss) on early extinguishment of debt, net of applicable taxes of $1,801 and ($68,168) in 1999
             and 1998, respectively                                                      2,472        (98,706)             --
                                                                                    ----------     ----------      ----------
             Net income                                                                341,051        338,002         161,369
      Preferred stock dividends                                                             --            578          12,791
                                                                                    ----------     ----------      ----------
             Net income available to common stockholder                             $  341,051     $  337,424      $  148,578
                                                                                    ==========     ==========      ==========

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                       1999            1998           1997
                                                                                    ---------        --------       --------
Net income                                                                          $ 341,051        $338,002       $161,369

Other comprehensive (loss) income, net of tax: Unrealized holding (loss) gain on securities available for sale:
     Unrealized holding (loss) gain arising during the period                        (282,241)        (28,167)        10,907
     Less: reclassification adjustment for gain included in net income                   (742)           (844)       (21,964)
                                                                                    ---------        --------       --------
          Other comprehensive loss                                                   (282,983)        (29,011)       (11,057)
                                                                                    ---------        --------       --------

Comprehensive income                                                                $  58,068        $308,991       $150,312
                                                                                    =========        ========       ========

See accompanying notes to consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholder's Equity
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                   Accumulated     Retained
                                                                   Additional         Other        Earnings          Total
                                           Preferred    Common      Paid-in       Comprehensive (Substantially    Stockholder's
                                             Stock       Stock      Capital       Income (Loss)   Restricted)        Equity
                                             -----       -----      -------       -------------   -----------        ------
Balance at December 31, 1996               $ 150,792       $ 1    $   47,752        $  46,219      $ 674,453       $  919,217

Net income                                        --        --            --               --        161,369          161,369
FN Escrow Merger                              35,983        --            --               --         (1,163)          34,820
Redemption of FN Holdings/FN
   Escrow Preferred Stock                    (35,983)       --            --               --             --          (35,983)
Issuance costs of FN Holdings
   Preferred Stock                                --        --          (650)              --             --             (650)
Issuance costs of REIT Preferred
   Stock                                          --        --       (17,551)              --             --          (17,551)
Redemption of FN Holdings
   Preferred Stock                          (127,339)       --         2,339               --             --         (125,000)
Cash dividends on common stock                    --        --            --               --        (71,094)         (71,094)
Cash dividends on FN Holdings
   Preferred Stock                                --        --            --               --        (10,564)         (10,564)
Preferred Stock dividends                      2,227        --            --               --         (2,227)              --
Change in net unrealized holding gain
   on securities available for sale               --        --            --          (11,057)            --          (11,057)
                                           ---------       ---    ----------        ---------      ---------       ----------
Balance at December 31, 1997                  25,680         1        31,890           35,162        750,774          843,507

Net income                                        --        --            --               --        338,002          338,002
Redemption of FN Holdings
   Preferred Stock                           (25,787)       --           787               --             --          (25,000)
Golden State Acquisition                          --        --     1,482,760               --             --        1,482,760
GS Escrow Merger                                  --        --        (3,535)              --             --           (3,535)
Capital contribution of Trans
   Network Insurance Services                     --        --            56               --             --               56
Tax benefit on exercise of stock options          --        --           103               --             --              103
Dividends on common stock                         --        --            --               --       (874,155)        (874,155)
Cash dividends on FN Holdings
   Preferred Stock                                --        --            --               --           (471)            (471)
Preferred Stock dividends                        107        --            --               --           (107)              --
Change in net unrealized holding gain
   on securities available for sale               --        --            --          (29,011)            --          (29,011)
                                           ---------       ---    ----------        ---------     ----------       ----------
Balance at December 31, 1998                      --         1     1,512,061            6,151        214,043        1,732,256

Net income                                        --        --            --               --        341,051          341,051
Golden State Acquisition - see note 3             --        --       (12,380)              --             --          (12,380)
Adjustment to initial dividend of tax
   benefits to parent due to
   deconsolidation                                --        --            --               --         66,383           66,383
Impact of Golden State restricted
   common stock                                   --        --           477               --             --              477
Tax benefit on exercise of stock options          --        --         2,013               --             --            2,013
Dividends to parent                               --        --            --               --       (225,500)        (225,500)
Contributions from parent                         --        --        40,000               --             --           40,000
Change in net unrealized holding gain (loss)
   on securities available for sale               --        --            --         (282,983)            --         (282,983)
                                           ---------       ---    ----------        ---------     ----------       ----------
Balance at December 31, 1999               $      --       $ 1    $1,542,171        $(276,832)     $ 395,977       $1,661,317
                                           =========       ===    ==========        =========      =========       ==========

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                       1999               1998               1997
                                                                   -----------         ----------        -----------
Cash flows from operating activities:
Net income                                                         $   341,051         $  338,002        $   161,369
Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Amortization of intangible assets                                 69,724             53,415             49,153
      Provision (benefit) for deferred income taxes                    146,373           (212,993)             9,441
      Accretion of discount on borrowings                                1,018                285                 --
      Amortization (accretion) of purchase accounting
          premiums and discounts, net                                    7,541               (236)           (20,650)
      Amortization of mortgage servicing rights                        212,310            158,163            110,282
      Provision for loan losses                                         10,000             40,000             79,800
      Gain on sale of assets, net                                      (21,699)              (193)           (38,230)
      Gain on sale of branches, net                                     (2,343)          (108,825)            (3,569)
      Gain on sale of foreclosed real estate                           (13,069)           (13,559)           (12,087)
      Loss on sale and settlement of loans, net                        160,970            115,755             95,744
      Capitalization of originated mortgage servicing rights          (193,855)          (169,972)          (120,465)
      Extraordinary items - (gain) loss on early
          extinguishment of debt, net                                   (2,472)            98,706                 --
      Depreciation and amortization of premises and
          equipment                                                     37,465             26,458             16,773
      Amortization of deferred debt issuance costs                       7,295              6,958              5,766
      FHLB stock dividends                                             (59,639)           (36,042)           (24,790)
      Purchases and originations of loans held for sale             (8,345,470)        (8,843,499)        (6,293,262)
      Net proceeds from the sale of loans held for sale              9,703,072          7,892,122          5,510,777
      Decrease in other assets                                          69,397            161,485            155,430
      Increase in accrued interest receivable                           (4,141)           (17,630)           (11,197)
      Decrease in other liabilities                                   (263,027)           (95,754)          (143,022)
      Amortization of deferred compensation expense -
      Golden State restricted common stock                                 477                 --                 --
      Minority interest: provision in lieu of income
          tax expense                                                   79,005                 --                 --
      Minority interest: other                                          34,936            109,949             89,344
                                                                   -----------         ----------        -----------
          Net cash provided by (used in) operating                   1,974,919           (497,405)          (383,393)
          activities                                               -----------         ----------        -----------

Cash flows from investing activities:
      Acquisitions and divestitures:
          Nevada Purchase                                              458,943                 --                 --
          Golden State Acquisition                                          --            792,127                 --
          Cal Fed Acquisition                                               --                 --           (161,196)
          GSAC Acquisition                                                  --            (13,577)                --
          Auto One Acquisition                                              --                 --             (2,845)
          Mortgage loan servicing rights and operations                     --                 --            (34,260)

                                                                                                          (Continued)

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, continued
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                      1999               1998              1997
                                                                                 ------------        ------------     ------------
Cash flows from investing activities (continued):
     Purchases of securities available for sale                                  $   (807,690)       $   (891,643)    $ (1,340,881)
     Proceeds from sales of securities available for sale                                  --                  --           52,014
     Proceeds from maturities of securities available for sale                        431,934             975,288        1,015,410
     Purchases of securities held to maturity                                         (28,869)               (384)         (58,965)
     Principal payments and proceeds from maturities of securities
         held to maturity                                                              94,820               2,827            4,938
     Purchases of mortgage-backed securities available for sale                    (4,832,344)         (8,955,882)      (2,547,200)
     Principal payments on mortgage-backed securities available for sale            3,623,918           3,261,363        1,057,642
     Proceeds from sales of mortgage-backed securities available for sale             193,732              25,292           50,772
     Purchases of mortgage-backed securities held to maturity                              --                  --             (458)
     Principal payments on mortgage-backed securities held to maturity                621,179             468,544          283,696
     Proceeds from sales of loans                                                      18,528              10,875           21,179
     Net (increase) decrease in loans receivable                                   (1,694,325)          2,280,576          889,575
     Purchases of loans receivable                                                 (2,197,573)           (593,378)        (375,198)
     Purchases of FHLB stock, net                                                    (110,477)           (278,955)         (50,721)
     Purchases of premises and equipment                                              (44,331)            (71,361)         (66,131)
     Proceeds from disposal of premises and equipment                                  14,549              30,634           31,400
     Proceeds from sales of foreclosed real estate                                    136,565             164,278          200,275
     Purchases of mortgage servicing rights                                          (357,557)           (157,224)         (29,627)
     Proceeds from sales of mortgage servicing rights                                  30,802                               31,051
                                                                                 ------------        ------------     ------------
         Net cash used in investing activities                                     (4,448,196)         (2,950,600)      (1,029,530)
                                                                                 ------------        ------------     ------------

Cash flows from financing activities:

     Branch sales                                                                     (69,340)         (1,267,517)         (79,900)
     Net decrease in deposits                                                      (2,074,736)         (1,426,963)      (1,196,360)
     Proceeds from additional borrowings                                           33,029,009          25,559,922       19,595,218
     Principal payments on borrowings                                             (29,717,967)        (20,496,018)     (17,495,008)
     Net increase (decrease) in securities sold under agreements
         to repurchase                                                              1,243,352           1,945,646          (40,289)
     Proceeds from the GS Escrow Merger                                                    --           1,970,285               --
     Bank Preferred Stock Tender Offers                                               (97,621)           (423,509)              --
     Debt Tender Offers                                                                  (253)         (1,089,885)              --
     Proceeds from FN Escrow Merger                                                        --                  --          603,313
     Issuance of FN Holdings Preferred Stock, net                                          --                  --             (650)
     Issuance of REIT Preferred Stock, net                                                 --                  --          482,449
     Redemption of FN Holdings Preferred Stock                                             --             (25,000)        (125,000)
     Redemption of FN Holdings/FN Escrow Preferred Stock                                   --                  --          (17,250)
     Dividends on common stock                                                       (225,500)           (662,914)         (71,094)
     Dividends on preferred stock                                                          --                (471)         (10,564)
     Dividends paid to minority stockholders, net of taxes                            (30,752)            (80,035)         (89,500)
     Tax benefit on exercise of stock options                                           2,013                 103               --
     Capital contribution from parent                                                  40,000                  --               --
                                                                                 ------------           ---------        ---------
         Net cash provided by financing activities                                  2,098,205           4,003,644        1,555,365
                                                                                 ------------        ------------     ------------

Net change in cash and cash equivalents                                              (375,072)            555,639          142,442
Cash and cash equivalents at beginning of year                                        967,950             412,311          269,869
                                                                                 ------------        ------------     ------------
Cash and cash equivalents at end of year                                         $    592,878        $    967,950     $    412,311
                                                                                 ============        ============     ============

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)    ORGANIZATION

       Golden State Holdings Inc. (the "Company" or "GS Holdings"), a wholly owned subsidiary of Golden State Bancorp Inc. ("Golden State") was formed to acquire all of the assets of First Nationwide Holdings Inc. ("FN Holdings"), including all of the voting common stock of California Federal Bank, A Federal Savings Bank and its subsidiaries ("California Federal" or "Bank"), as part of the Golden State Acquisition (as defined herein). GS Holdings is a holding company whose only significant asset is all of the common stock of the Bank and therefore, activities for the consolidated entity are primarily carried out by the Bank and its operating subsidiaries.

       The Bank is a diversified financial services company that primarily serves consumers in California and, to a lesser extent, in Nevada. The Bank's principal business consists of (a) operating retail deposit branches that provide retail consumers and small businesses with deposit products such as demand, transaction and savings accounts; investment products such as mutual funds, annuities and insurance; and (b) mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market and servicing loans for itself and others. To a lesser extent, the Bank originates and/or purchases certain commercial real estate, commercial business and consumer loans for investment. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, collections on loans, asset sales and retained earnings.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accounting and reporting policies of the Company conform to generally accepted accounting principles and prevailing practices within the banking and thrift industries. The following summarizes the more significant of these policies.

       (a)  Basis of Presentation

       The accompanying consolidated financial statements include the accounts of GS Holdings, the Bank and the Bank's wholly owned subsidiaries. Unless the context otherwise indicates, "GS Holdings" or "Company" refers to Golden State Holdings Inc. as the surviving entity after the consummation of the Golden State Acquisition and as the surviving corporation in the GS Escrow Merger (as defined herein) for periods after the GS Escrow Merger. On September 11, 1998, Glendale Federal Bank, Federal Savings Bank ("Glendale Federal") merged with and into the Bank pursuant to the Glen Fed Merger (as defined herein). Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal as the surviving entity after the consummation of the Golden State Merger (as defined herein). On January 3, 1997, First Nationwide merged with and into the Bank pursuant to the Cal Fed Acquisition. Unless the context otherwise indicates, (a) "Old California Federal" refers to California Federal Bank, A Federal Savings Bank prior to the consummation of the Cal Fed Acquisition and
(b) "California Federal" or "Bank" refers to California Federal Bank, A Federal Savings Bank, as the surviving entity after the consummation of the Cal Fed Acquisition, and to First Nationwide and its predecessors for periods prior to the Cal Fed Acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years have been reclassified to conform to the current period's presentation.

       As GS Holdings' common stock is wholly owned by Golden State, earnings per share data is not presented.

       (b)  Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits in other banks, and other short-term investment securities with original maturities of three months or less. Savings and loan associations are required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement for California Federal at December 31, 1999 was $106.2 million, which was met with vault cash of $109.3 million and cash reserves of $23.7 million.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       (c)  Securities and Mortgage-backed Securities

       The  Company's  investment  in  securities  consists  primarily  of  U.S.
government and agency securities and mortgage-backed securities. The Company classifies debt and equity securities, including mortgage-backed securities, into one of three categories: held to maturity, available for sale or trading securities. Securities held to maturity represent securities which management has the positive intent and ability to hold to maturity and are carried at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in income. All other securities including equity securities with readily determinable fair values are classified as available for sale and are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholder's equity until realized. Declines in the value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Realized gains and losses on securities available for sale are computed on a specific identification basis and are accounted for on a trade-date basis.

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

       A significant portion of the Company's real estate loan portfolio is comprised of adjustable-rate mortgages. The interest rate and payment terms of these mortgages adjust on a periodic basis in accordance with various published indices. The majority of these adjustable-rate mortgages have terms which limit the amount of interest rate adjustment that can occur each year and over the life of the mortgage. During periods of limited payment increases, negative amortization may occur on certain adjustable-rate mortgages. See note 32.

       The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral, and economic conditions. Management's methodology for assessing the adequacy of the allowance includes the evaluation of the following three key elements: (a) the formula allowance, (b) specific allowances for identified problem loans and (c) the unallocated allowance. As management utilizes information currently available to make such evaluation, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors. Additionally, regulatory authorities, as an integral part of their regular examination process, review the Bank's allowance for estimated losses on a periodic basis. These authorities may require the Bank to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

       (f)  Auto One Loans

       The Company, through its 80% owned subsidiary, Auto One (as defined herein), purchases loans individually and in groups. Such loans are grouped and accounted for in homogeneous pools based upon certain risk characteristics, including interest coupon rate, credit quality, and period of origination. At acquisition, the Company estimates the amount and timing of undiscounted expected principal and interest cash flows ("Expected Cash Flows") for each pool. For certain purchased pools of loans, the amount paid reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans in the pool. Accordingly, at acquisition, the Company recognizes the excess of the pool's scheduled contractual principal and contractual interest payments over its Expected Cash Flows as an amount that should not be accreted ("Nonaccretable Contractual Cash Flows"). The remaining amount - representing the excess of the pool's Expected Cash Flows over the amount paid - is accreted into interest income over the remaining life of each pool ("Accretable Yield").

       Over the life of each pool of loans, the Company continues to estimate Expected Cash Flows. In the event a pool's actual cash flows plus the expected cash payments are less than the Expected Cash Flows estimated at the time of the purchase, the amount by which the current carrying value of the pool exceeds the present value of the expected cash flows discounted at the originally estimated internal rate of return is an impairment and requires an allocation of the allowance for loan losses established by provisions for loan losses. If the present value of a pool's expected remaining cash flows discounted at the originally estimated internal rate of return exceeds the current carrying value of the pool, the amount of the Accretable Yield is increased and the amount of the Nonaccretable Contractual Cash Flows is decreased by the amount the sum of a pool's expected remaining cash flows exceeds the sum of the remaining payments less the Nonaccretable Contractual Cash Flows. The adjusted Accretable Yield is accreted into interest income over the pool's remaining life using the interest method.

       (g)  Impaired Loans

The Company considers a loan impaired when, based on current information and events, it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Any insignificant delay or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings and performing loans that exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. In addition, loans collectively reviewed for impairment include all business banking loans, single-family loans, and performing multi-family and commercial real estate loans under $500,000, excluding loans that have entered the workout process.

       The measurement of impairment may be based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral-dependent loan. The Company bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral, less disposal costs. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

       (h)  Loan Origination and Commitment Fees and Related Costs

       Loan origination fees, net of direct underwriting and closing costs, are deferred and amortized to interest income using the interest method over the contractual term of the loan, adjusted for actual loan prepayment experience.
Unamortized fees on loans sold or paid in full are recognized as income. Adjustable-rate loans with lower initial interest rates during the introductory period result in the amortization of a substantial portion of the net deferred fees during the introductory period.

       Fees received in connection with loan commitments are deferred and recognized as fee revenue on a straight-line basis over the term of the commitment. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the term of the loan using the interest method.

       Commitment fees paid to investors, for the right to deliver residential loans in the future to the investors at specified yield, are deferred. Amounts are included in the recognition of gain (loss) on sale of loans as loans are delivered to the investor in proportion to the percentage relationship of loans delivered to the total commitment amount. Any unused fees are recognized as an expense at the expiration of the commitment date, or earlier, if it is determined the commitment will not be filled.

       Other loan fees and charges, which represent income from the prepayment of loans, delinquent payment charges, and miscellaneous loan services, are recognized as income when collected.

       (i)  Premises and Equipment

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       (l)  Mortgage Servicing Rights

       The Company purchases mortgage servicing rights separately and acquires mortgage servicing rights through the sale of loans it purchases or originates. Generally, purchased mortgage servicing rights are capitalized at the cost to acquire the rights and are carried at the lower of cost, net of accumulated amortization, or fair value.

       Originated mortgage servicing rights are capitalized based on relative fair value of the servicing right to the fair value of the loan and the servicing right and are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value.

       A portion of the cost of originating a mortgage loan is allocated to the mortgage servicing right based on its relative fair value. To determine the fair value of mortgage servicing rights the Company uses market prices for comparable mortgage servicing contracts, when available, or alternatively, uses a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

       Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of the mortgage servicing rights is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates. Prepayment rates used in the determination of amortization during 1999 and 1998 were 18.5% Constant Prepayment Rate ("CPR") and 23.1% CPR, respectively. A decline in long-term interest rates generally results in an acceleration in mortgage loan prepayments.

       The Company evaluates the possible impairment of servicing rights based on the difference between the carrying amount and current fair value of the servicing rights. In determining impairment, the Company aggregates all mortgage servicing rights and stratifies them based on the predominant risk characteristics of interest rate, loan type and investor type. If impairment were to exist, a valuation allowance would be established for any excess of amortized cost over the current fair value, by risk stratification, by a charge to income.

       The Company employs hedging techniques through the use of interest rate floor contracts, swaptions, principal-only swap agreements and prepayment linked swap agreements to reduce the sensitivity of its earnings and value of its servicing rights to declining interest rates and borrower prepayments as further discussed in note 35. The Company uses hedge accounting because mortgage servicing rights expose the Company to interest risk and at the inception of the hedge and throughout the hedge period, high correlation of changes in the market value of the hedge instruments and the fair value of the mortgage servicing rights are probable so that the results of the hedge instruments will substantially offset the effects of interest rate changes on the mortgage servicing rights. If these requirements are not met, the hedge instruments would be considered speculative and would be marked to market with changes in market value reflected in current income.

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

       (m)  Gains/Losses on Sales and Settlement of Loans

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     In the normal course of business, the Company purchases loans held for investment at a discount. Proceeds received in settlment of loans in excess of the carrying value are included in gain on sale and settlement of loans, net.

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

       (o)  Derivatives

       The Company uses interest rate derivative financial instruments (interest rate swaps, interest rate floors, swaptions, principal only swaps and prepayment linked swaps) primarily to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates and, to a lesser extent, to hedge against the interest rate risk inherent in fixed-rate FHLB advances. These instruments serve to reduce rather than increase the Company's exposure to movements in interest rates, both at inception and throughout the hedge period. At the inception of the hedge, the Company identifies an individual asset or liability, or an identifiable group of essentially similar assets or liabilities, that expose the Company to interest rate risk at the consolidated level.

       Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific correlation tests (i.e., the change in their fair values must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments.

       If periodic assessment indicates derivatives no longer provide an effective hedge, the derivatives contracts would be closed out, settled or classified as a trading activity. The net settlement (upon close out or termination) that offsets changes in the value of the hedged asset or liability is deferred and amortized into net interest income over the life of the hedged asset or liability. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedge asset or liability is recognized immediately in noninterest income.

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

       A valuation allowance is maintained against the deferred tax asset in an amount representing the amount of such asset which is more likely than not that the Company will be unable to utilize. The deferred tax asset is continually evaluated for realizability. To the extent that management's judgment regarding the realization of the deferred tax asset changes, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which management's estimate as to the realizability of the asset changed.

     Prior to the Golden State Merger, for federal income tax purposes, the Company was a member of the Mafco Holdings Inc. affiliated group, ("Mafco Group"), and accordingly, its federal taxable income or loss prior to the Golden State Acquisition was included in the consolidated federal income tax return filed by Mafco. The Company was also included in certain state and local income tax returns of Mafco or its subsidiaries. The Company's tax sharing agreement with Mafco provided that income taxes be based on the separate results of the Company. The agreement generally provided that the Company would pay Mafco amounts equal to the taxes that the Company would be required to pay if it were to file a return separately from the affiliated group. Furthermore, the agreement provided that the Company would be entitled to take into account any net operating loss carryovers in determining its tax liability. The agreement also provided that Mafco pay the Company amounts equal to tax refunds the Company would be entitled to if it had always filed a separate company tax return.

       In connection with the Golden State Acquisition, the tax sharing agreement with FN Holdings was assumed by GS Holdings and the Company and its subsidiaries became part of the Golden State affiliated group. Accordingly, the Company and its subsidiaries file consolidated federal income tax returns and certain state and local income tax returns for periods subsequent to September 11, 1998.

       (q)  Stock Compensation Plan

     The Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under Golden State's stock option plan established for the benefit of the Bank's employees have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost was recognized for them. Compensation expense related to restricted stock issued under Golden State's stock plan is recognized on a straight

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

line basis over the vesting period for each tranche of the award, with a corresponding increase to additional paid-in capital. The Company has elected to continue with the accounting methodology prescribed in APB Opinion No. 25 and complies with the disclosure requirements of SFAS No. 123.

       (r)  Management's Use of Estimates

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (c) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

       (s)  Recent Accounting Pronouncements

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

     SFAS No. 133, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 - AN AMENDMENT OF FASB STATEMENT NO. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of the statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. Management has established a multi-disciplinary task force to assess the statement's effect on the Company's consolidated financial statements and to coordinate its implementation.

(3)    ACQUISITIONS AND DIVESTITURES

       GOLDEN STATE ACQUISITION

       On September 11, 1998, First Nationwide (Parent) Holdings Inc. ("Parent Holdings") and Hunter's Glen/Ford Ltd. ("Hunter's Glen") completed the merger with Golden State, the publicly traded parent company of Glendale Federal, in a tax-free exchange of shares (the "Golden State Merger"), accounted for under the purchase method of accounting. Pursuant to the Golden State Merger agreement,
(a) FN Holdings contributed all of its assets (including all of the common stock of the Bank) to GS Holdings (the "FN Holdings Asset Transfer"), (b) Parent Holdings, which then owned all of the common stock of FN Holdings as a result of the extinguishment of the Hunter's Glen minority interest, merged with and into Golden State, which indirectly owned 100% of the common stock of Glendale Federal, (c) FN Holdings merged with and into Golden State Financial Corporation ("GS Financial"), which owned all of the common stock of Glendale Federal (the "FN Holdings Merger," and together with the Golden State Merger, the "Holding Company Mergers") and (d) Glendale Federal merged with and into the Bank (the "Glen Fed Merger"). The FN Holdings Asset Transfer, the Holding Company Mergers and the Glen Fed Merger are referred to collectively as the "Golden State Acquisition."

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Pursuant to the Golden State Merger agreement, First Gibraltar Holdings Inc. ("First Gibraltar"), the parent company of Parent Holdings, and Hunter's Glen, a 20% minority shareholder of FN Holdings, received at the closing of the Golden State Acquisition, in consideration of their interests as stockholders of Parent Holdings and FN Holdings, 56,722,988 shares of common stock, par value $1.00 (the "Golden State Common Stock"), that constituted, in the aggregate, 47.9% of the common stock outstanding, immediately after giving effect to the Golden State Acquisition. In connection with the Golden State Merger, the Hunter's Glen minority interest in FN Holdings was extinguished. Subsequent to the Golden State Merger, GSB Investments Corp. ("GSB Investments"), an indirect subsidiary of Mafco Holdings Inc., became the successor to First Gibraltar under the Golden State Merger agreement and the owner of the shares of common stock previously held by First Gibraltar.

       At September 11, 1998, Glendale Federal had total assets of approximately $18.9 billion and deposits of $11.3 billion and operated 181 branches and 26 loan offices in California. The following is a summary of assets acquired and liabilities assumed in connection with the Golden State Acquisition at September 11, 1998.

                                                                                                             Estimated
                                                             Carrying       Fair Value         Fair          Remaining
                                                              Value        Adjustments        Value            Lives
                                                              -----        -----------        -----            -----
                                                                        (dollars in thousands)               (in years)
       Cash and cash equivalents                          $    782,233       $      --    $    782,233           --
       Securities and mortgage-backed securities             2,354,263          16,015       2,370,278          1-5
       Loans receivable, net                                14,432,389         129,718      14,562,107          6-9
       Office premises and equipment, net                      158,446          (9,692)        148,754         2-12
       Investment in FHLB System                               314,591              --         314,591           --
       Foreclosed real estate, net                              47,504              --          47,504           --
       Accrued interest receivable                             115,165              --         115,165           --
       Mortgage servicing rights                               230,764         (17,831)        212,933          2-7
       Goodwill                                                271,743        (271,743)             --           --
       Other assets                                            204,372          77,465         281,837          2-5
       Deposits                                            (11,293,173)        (10,547)    (11,303,720)         1-8
       Borrowings                                           (5,877,574)        (45,310)     (5,922,884)         1-5
       Other liabilities                                      (399,737)        (65,017)       (464,754)        1-10
                                                          ------------       ---------     -----------
                                                           $ 1,340,986       $(196,942)      1,144,044
                                                          ============       =========
       Purchase price                                                                        1,451,982
                                                                                           -----------
       Excess cost over fair value of net assets acquired                                  $   307,938           15
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

       Merger and integration costs associated with the Golden State Acquisition were $7.7 million and $59.2 million for the years ended December 31, 1999 and 1998, respectively, including severance for terminated California Federal employees, expenses for California Federal branch closures, and conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period.

       During the year ended December 31, 1999, the Company recorded fair value and other adjustments to increase intangible assets in the Golden State Acquisition by $0.3 million, increasing a previously recorded vacant facility accrual. In addition, intangible assets were reduced by $16.6 million, $18.1 million and $12.4 million related to (a) previously accrued severance and termination costs (which had not been utilized upon completion of the integration plan), (b) a "true-up" adjustment of the deferred tax asset and (c) the purchase price, respectively.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       NEVADA BRANCH PURCHASE

       On April 16, 1999, the Bank acquired twelve retail branches located in Nevada with deposits of approximately $543 million from Norwest Bank, Nevada, a subsidiary of Norwest Corporation, and Wells Fargo Bank, N.A (the "Nevada Purchase"). Intangible assets of $50.7 million were recorded in connection with this acquisition, principally representing the deposit premium paid in the transaction.

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

       AUTO ONE AND GSAC ACQUISITION

       On September 1, 1997, the Bank acquired Auto One Acceptance Corporation ("Auto One") in a purchase transaction (the "Auto One Acquisition"). Auto One primarily engages in indirect sub-prime auto financing activities, providing loan processing, funding and loan servicing, for over 800 franchised automobile dealers. Auto One is a licensed lender in 47 states and is headquartered in Dallas, Texas. The Company's consolidated statements of income include the results of operations for Auto One from September 1, 1997.

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

       GARBERVILLE BRANCH SALE

       On May 9, 1997, the Bank consummated the sale of deposit accounts and related retail banking assets comprised of cash on hand, loans on deposits and facilities totalling $21.7 million to Humbolt Bank at a gross price representing a deposit premium of 4.5% (the "Garberville Branch Sale"), and resulting in a pre-tax gain on sale of $1.1 million.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       CAL FED ACQUISITION

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

       The following is a summary of the assets acquired and liabilities assumed in connection with the Cal Fed Acquisition at January 3, 1997:

                                                               Cal Fed                          Bank          Estimated
                                                              Carrying      Fair Value          Fair          Remaining
                                                                Value       Adjustments         Value           Lives
                                                                -----       -----------         -----           -----
                                                                       (dollars in thousands)                 (in years)
       Cash and cash equivalents                             $ 1,027,491      $     --      $ 1,027,491           --
       Securities                                                  6,013            12            6,025            1
       Mortgage-backed securities                              1,963,869         4,532        1,968,401          6-9
       Loans receivable, net                                  10,084,170       (23,991)      10,060,179         2-12
       Office premises and equipment, net                         58,900       (17,592)          41,308         3-10
       Investment in FHLB System                                 166,786            --          166,786           --
       Foreclosed real estate, net                                18,482           (16)          18,466           --
       Accrued interest receivable                                71,868            --           71,868           --
       Mortgage servicing rights                                   4,759        39,738           44,497          2-7
       Other assets                                               87,096       142,634          229,730          2-5
       Deposits                                               (8,985,630)       (9,699)      (8,995,329)         1-8
       Borrowings                                             (3,468,004)       (2,918)      (3,470,922)         1-5
       Other liabilities                                        (198,454)      (79,467)        (277,921)        1-10
       Preferred stock                                          (172,500)           --         (172,500)          --
                                                             -----------      --------      -----------
                                                             $   664,846      $ 53,233          718,079
                                                             ===========      ========
       Purchase price                                                                         1,188,687
                                                                                            -----------
       Excess cost over fair value of net assets acquired                                   $   470,608           15
                                                                                            ===========

       The Cal Fed Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to assets acquired and liabilities assumed in the transaction based on estimates of fair value at the date of purchase. During 1998, the Company recorded fair value adjustments to reduce other liabilities and excess cost over fair value of net assets acquired by $71.2 million related to (a) to receipt of a tax refund related to periods prior to January 3, 1997 and (b) previously accrued severance and contract termination costs (which had not been utilized upon completion of the integration plan). During 1999, the Company recorded an adjustment to reduce other liabilities and excess cost over fair value of net assets acquired by $38.2 million, also related to a tax refund for periods prior to January 3, 1997. Since the date of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statements of income.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

    SERVICING SALES

       During April 1999, FNMC sold servicing rights on approximately 49,000 loans with an unpaid principal balance of $2.0 billion, recognizing a pre-tax gain of $16.3 million. On September 30, 1997, FNMC sold servicing rights for approximately 52,000 loans with an unpaid principal balance of approximately $2.3 billion, recognizing a pre-tax gain of $14.0 million.


    PRO FORMA FINANCIAL INFORMATION

       The following unaudited pro forma financial information combines the historical results of the Company as if the Golden State Acquisition, the issuance of the GS Holdings Notes (as defined herein) and the Refinancing Transactions (as defined herein) had occurred as of the beginning of each of the years presented (in thousands):

                                                Year Ended December 31,
                                           --------------------------------
                                               1998                 1997
                                               ----                 ----

      Net interest income                  $1,054,324            $1,001,406
      Net income                              558,652               176,752

       The pro forma information does not include the effect of the Weyerhaeuser Purchase, the Auto One Acquisition, the GSAC Acquisition, the Servicing Sales, the Garberville Branch Sale, the Texas Branch Sale, or the Florida Branch Sale because such effect is not significant. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the Golden State Acquisition, the issuance of the GS Holdings Notes or the Refinancing Transactions had been consummated in the past nor do they project the results of operations in any future period.

       PURCHASE ACCOUNTING AGREEMENTS

       Premiums and discounts related to interest-earning assets acquired and interest-bearing liabilities assumed are amortized (accreted) to operations using the interest method over the estimated remaining lives of the respective assets and liabilities.

(4)    ISSUANCE OF DEBT SECURITIES

         On August 6, 1998, GS Escrow Corp, ("GS Escrow"), an affiliate of GS Holdings, issued $2 billion in debt securities (the "GS Holdings Notes"). The GS Holdings Notes were issued to fund, in part, the cash tender offers discussed below, that occurred following the Golden State Acquisition. The GS Holdings Notes consist of (a) $250 million aggregate principal amount of its Floating Rate Notes Due 2003 (the "Floating Rate Notes"), (b) $350 million aggregate principal amount of its 6 3/4% Senior Notes due 2001 (the "2001 Notes"),(c) $600 million aggregate principal amount of its 7% Senior Notes Due 2003 (the "2003 Notes") and (d) $800 million aggregate principal amount of its 7 1/8% Senior Notes Due 2005 (the "2005 Notes" and, together with the 2001 Notes and the 2003 Notes, the "Fixed Rates Notes" and, together with the Floating Rates Notes, the "GS Holdings Notes"). Interest on the Fixed Rate Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1999. The Floating Rate Notes bear interest at a rate equal to the three-month LIBOR plus 100 basis point per annum, except that the initial rate was 6 3/4% per annum, based on six-month LIBOR (which initial interest rate resets on the first interest payment date, and, thereafter, on a quarterly basis). The first interest payment date for the Floating Rate Notes was February 1, 1999. Thereafter, interest is payable, and the interest rate resets, quarterly on each May 1, August 1, November 1 and February 1. The weighted average interest rate on the Floating Rate Notes during 1999 was 6.33%. The 2001 Notes, 2003 Notes and 2005 Notes will mature on August 1 of the respective year.

       The GS Holdings Notes were issued to fund, in part, the Refinancing Transactions that occurred following the Golden State Acquisition. Deferred issuance costs of $38.6 million related to the GS Holdings Notes are included in the Company's other assets and are being amortized over the life of such notes. See note 20.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

         During the remainder of 1998 and 1999, GS Holdings continued to purchase Bank Preferred Stock through privately negotiated transactions. Through December 31, 1998, 894,980 additional shares of the 10 5/8% Preferred Stock and 1,693,522 shares of the 11 1/2% Preferred Stock had been purchased for an aggregate purchase price of $287.7 million. On April 1, 1999, GS Holdings redeemed all of the remaining 607,299 outstanding shares of the Bank's 10 5/8% Preferred Stock not already owned by it for $105.313 per share, for a total redemption price of $63.9 million. On September 1, 1999, GS Holdings redeemed all of the remaining 318,341 outstanding shares of the Bank's 11 1/2% Preferred Stock not already owned by it for $105.75 per share for a total redemption price of $33.7 million. The net tender premiums and expenses paid in connection with the Bank Preferred Stock Tender Offers totalled $5.1 million and $36.9 million for the years ended December 31, 1999 and 1998, respectively, and are reflected as minority interest on the Company's consolidated statements of income. See note 24.

         On September 14, 1998, GS Holdings commenced cash tender offers (the "Debt Tender Offers" and together with the Bank Preferred Stock Tender Offers and the Parent Holdings Defeasance (as defined herein), the "Refinancing Transactions") for the FN Holdings 12 1/4% Senior Notes, the FN Holdings 9 1/8% Senior Sub Notes and the FN Holdings 10 5/8% Notes (each as defined herein and collectively, the "FN Holdings Notes"), which together had a total aggregate principal amount of $915 million. Through December 31, 1998, GS Holdings purchased $914.5 million aggregate principal amount of the FN Holdings Notes for an aggregate purchase price, including accrued interest payable, of $1.1 billion. On May 15, 1999, GS Holdings redeemed the remaining $0.2 million aggregate principal amount of the FN Holdings 12 1/4% Senior Notes for an aggregate redemption price, including accrued interest payable, of $252.6 thousand. At December 31, 1999, only $0.3 million of the FN Holdings 10 5/8% Notes remained outstanding. The after tax tender premiums and expenses paid in connection with the Debt Tender Offers totalled $98.7 million and are reflected as an extraordinary loss, net of taxes, on the Company's consolidated statement of income for the year ended December 31, 1998.

         Concurrently with the closing of the Debt Tender Offers, GS Financial, as the successor obligor, gave a 30-day notice of redemption for all the outstanding $455 million aggregate principal amount of 12 1/2% Senior Notes Due 2003 of Parent Holdings (the "Parent Holdings Notes"), and irrevocably deposited money or government obligations in trust in an amount sufficient to pay the redemption price therefor, together with any accrued and unpaid interest to the date of redemption, for the purpose of defeasing the Parent Holdings Notes (the "Parent Holdings Defeasance"). The Parent Holdings Defeasance was completed on October 14, 1998. The after-tax redemption premiums and expenses paid in connection with the Parent Holdings Defeasance totalled $51.6 million and are reflected as extraordinary loss, net of taxes, on the consolidated statement of income for the year ended December 31, 1998.

(6)    GS ESCROW MERGER

       On September 14, 1998, GS Escrow was merged with and into GS Holdings, pursuant to a merger agreement by and between GS Escrow and GS Holdings (the "GS Escrow Merger"). In connection therewith, GS Holdings acquired the net proceeds of $2.0 billion from the Refinancing Transactions and became successor obligor on the GS Holdings Notes. GS Escrow was a newly formed subsidiary of GSB Investments, an indirect parent company of FN Holdings, and had no significant assets. GS Escrow had not engaged in any business operations, acquired any assets or incurred any liabilities, other than in connection with the issuance of the GS Holdings Notes.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



(7)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands)

                                                                                    Year Ended December 31,
                                                                      --------------------------------------------
                                                                          1999             1998            1997
                                                                          ----             ----            ----
       Cash paid for:
           Interest                                                   $2,255,685        $1,725,769      $1,402,800
           Income taxes, net                                              64,318          (142,012)         20,778

       Non-cash investing and financing activities:

           Principal reductions to loans due to foreclosure              101,692           118,801         179,607
           Loans made to facilitate the sale of real estate               10,039            10,898          19,413
           Loans exchanged for mortgage-backed securities                227,099         1,905,274          50,772
           Reclassification of loans from loans held
               for sale to loans receivable                              110,313                --              --
           Reduction of previously accrued severance
               and contract termination costs                             18,908                --              --
           True-up of deferred tax asset                                  18,146                --              --
           Initial dividend of tax benefits to parent due to
         deconsolidation                                                      --           211,242              --
           Adjustment to initial dividend of tax benefits to
         parent due to deconsolidation                                    66,383                --              --
           Impact of restricted common stock                                 477                --              --
           Adjustment to Golden State Acquisition
              purchase price                                            (12,380)               --              --
           Preferred stock dividends reinvested                               --               107           2,227

(8)    SECURITIES AVAILABLE FOR SALE

       At December 31, 1999 and 1998, securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                             December 31, 1999
                                                     -----------------------------------------------------------------
                                                                     Gross         Gross          Net
                                                     Amortized    Unrealized    Unrealized    Unrealized     Carrying
                                                       Cost          Gains        Losses      Gain (Loss)      Value
                                                       ----          -----        ------      -----------      -----
      Marketable equity securities                   $      336       $811       $     --      $    811     $    1,147
      U.S. government and agency obligations          1,143,665         47        (69,125)      (69,078)     1,074,587
                                                     ----------       ----        -------      --------     ----------
               Total                                 $1,144,001       $858       $(69,125)      (68,267)    $1,075,734
                                                     ==========       ====       ========                   ==========
      Estimated tax effect                                                                       28,774
                                                                                               --------
          Net unrealized holding loss in
               stockholder's equity                                                            $(39,493)
                                                                                               ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                                                             December 31, 1998
                                                     -----------------------------------------------------------------
                                                                     Gross         Gross          Net
                                                     Amortized    Unrealized    Unrealized    Unrealized     Carrying
                                                       Cost          Gains        Losses         Gain          Value
                                                       ----          -----        ------         ----          -----
      Marketable equity securities                   $     --       $2,142        $  --         $ 2,142      $  2,142
      U.S. government and agency obligations          767,558        1,226         (179)          1,047       768,605
                                                     --------       ------        -----         -------      --------
               Total                                 $767,558       $3,368        $(179)          3,189      $770,747
                                                     ========       ======        =====                      ========
      Estimated tax effect                                                                       (1,222)
                                                                                                -------
          Net unrealized holding gain in
               stockholder's equity                                                             $ 1,967
                                                                                                =======

       The weighted average stated interest rates on securities available for sale were 6.24% and 6.15% at December 31, 1999 and 1998, respectively.

       The following represents a summary of the amortized cost, estimated fair value (carrying value) and weighted average yield of securities available for sale with related maturities (dollars in thousands):

                                                                             December 31, 1999
                                                               ---------------------------------------------
                                                                                 Estimated         Weighted
                                                                 Amortized          Fair            Average
                                                                   Cost            Value             Yield
                                                                   ----            -----             -----
      Marketable equity securities                              $      336      $    1,147           1.79%
      U.S. government and agency obligations:
         Maturing within 1 year                                     24,157          24,150           5.78
         Maturing after 1 year but within 5 years                  575,712         556,785           6.21
         Maturing after 5 years through 10 years                    45,937          43,658           6.16
         Maturing after 10 years                                   497,859         449,994           6.40
                                                                ----------      ----------
            Total                                               $1,144,001      $1,075,734           6.28%
                                                                ==========      ==========

       At December 31, 1999, U.S. government and agency obligations available for sale of $109.4 million were pledged as collateral for various obligations. See notes 19, 20 and 32.

(9)    SECURITIES HELD TO MATURITY

       At December 31, 1999 and 1998, securities held to maturity consisted of the following (in thousands):

                                                         December 31, 1999
                                    ----------------------------------------------------------
                                    Amortized        Unrealized      Unrealized      Estimated
                                       Cost             Gains          Losses       Fair Value
                                       ----             -----          ------       ----------
      Municipal securities           $ 84,727           $415          $(5,323)       $ 79,819
      Commercial paper                100,630             --                          100,630
                                     --------           ----          -------        --------
          Total                      $185,357           $415          $(5,323)       $180,449
                                     ========           ====          =======        ========

                                                         December 31, 1999
                                    ----------------------------------------------------------
                                    Amortized        Unrealized      Unrealized      Estimated
                                       Cost             Gains          Losses       Fair Value
                                       ----             -----          ------       ----------

      Municipal securities           $ 84,428           $533            $(8)         $ 84,953
      Commercial paper                166,536             --             --           166,536
                                     --------           ----            ---          --------
          Total                      $250,964           $533            $(8)         $251,489
                                     ========           ====            ===          ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The weighted average stated interest rates on securities held to maturity were 4.89% and 4.77% at December 1999 and 1998, respectively.

       The following represents a summary of the amortized cost (carrying value), estimated fair value, and weighted average yield of securities held to maturity with related maturities (dollars in thousands):

                                                        December 31, 1999
                                            -----------------------------------------
                                                            Estimated       Weighted
                                            Amortized         Fair          Average
                                              Cost            Value          Yield
                                              ----            -----          -----
      Municipal securities
          Maturing after 5 years
             through 10 years                $  2,469       $  2,358          4.71%
          Maturing after 10 years              82,258         77,461          5.00
      Commercial paper
          Maturing within 1 year              100,630        100,630          4.81
                                             --------       --------
          Total                              $185,357       $180,449          4.89%
                                             ========       ========

(10)   MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

       At December 31, 1999 and 1998, mortgage-backed securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                          December 31, 1999
                                               ----------------------------------------------------------------------
                                                                 Gross          Gross           Net
                                                Amortized      Unrealized    Unrealized      Unrealized      Carrying
                                                   Cost          Gains         Losses           Loss          Value
                                                   ----          -----         ------           ----          -----
       GNMA                                    $   645,299      $   402      $ (12,897)      $ (12,495)    $   632,804
       FNMA                                      2,554,242        5,087        (56,767)        (51,680)      2,502,562
       FHLMC                                       910,543        4,958         (8,553)         (3,595)        906,948
       Other mortgage-backed securities            499,117        6,845        (10,018)         (3,173)        495,944
       Collateralized mortgage obligations       9,562,817        1,778       (338,288)       (336,510)      9,226,307
                                               -----------       ------      ---------        --------     -----------
             Total                             $14,172,018      $19,070      $(426,523)       (407,453)    $13,764,565
                                               ===========      =======      =========                     ===========
       Estimated tax effect                                                                    171,741
                                                                                             ---------
          Net unrealized holding loss in
              stockholder's equity                                                           $(235,712)
                                                                                             =========

                                                                          December 31, 1998
                                               ----------------------------------------------------------------------
                                                                 Gross          Gross           Net
                                                Amortized      Unrealized    Unrealized      Unrealized      Carrying
                                                   Cost          Gains         Losses           Loss          Value
                                                   ----          -----         ------           ----          -----

       GNMA                                    $    61,515      $ 1,366      $  (5,324)      $  (3,958)    $   757,557
       FNMA                                      2,896,972       11,829        (13,394)         (1,565)      2,895,407
       FHLMC                                     1,354,254        7,415         (5,239)          2,176       1,356,430
       Other mortgage-backed securities            705,459        3,372         (4,467)         (1,095)        704,364
       Collateralized mortgage obligations       7,222,559       26,155        (14,480)         11,675       7,234,234
                                               -----------      -------      ---------       ---------       ---------
             Total                             $12,940,759       $50,137      $(42,904)          7,233     $12,947,992
                                               ===========       =======      ========                    ===========
       Estimated tax effect                                                                     (3,049)
                                                                                             ---------
          Net unrealized holding gain in
              stockholder's equity                                                           $   4,184
                                                                                             =========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The following represents a summary of the amortized cost, estimated fair value (carrying value) and weighted average yield of mortgage-backed securities available for sale (dollars in thousands):

                                                                       December 31, 1999
                                                      ---------------------------------------------------
                                                                           Estimated            Weighted
                                                        Amortized            Fair               Average
                                                           Cost              Value               Yield
                                                           ----              -----               -----
      GNMA                                            $   645,299         $   632,804            6.47%
      FNMA                                              2,554,242           2,502,562            6.55
      FHLMC                                               910,543             906,948            6.73
      Other mortgage-backed securities                    499,117             495,944            6.67
      Collateralized mortgage obligations               9,562,817           9,226,307            6.60
                                                      -----------         -----------
             Total                                    $14,172,018         $13,764,565            6.58%
                                                      ===========         ===========

       The weighted average stated interest rates on mortgage-backed securities available for sale were 6.62% and 6.74% at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, mortgage-backed securities available for sale included securities totalling $0.9 billion and $1.1 billion, respectively, which resulted from the securitization of certain qualifying mortgage loans from the Bank's loan portfolio.

       At December 31, 1999 and 1998, mortgage-backed securities available for sale included $4.3 billion and $5.6 billion, respectively, of variable-rate securities.

       At December 31, 1999, mortgage-backed securities available for sale of $9.9 billion were pledged as collateral for FHLB advances and securities sold under agreements to repurchase as further discussed in notes 19, 20 and 32. Further, at December 31, 1999, mortgage-backed securities available for sale with a carrying value of $755.0 million were pledged for various other obligations and includes $42.9 million in securities pledged to FNMA associated with the sales of certain securitized multi-family loans as further discussed in note 32.

(11)   MORTGAGE-BACKED SECURITIES HELD TO MATURITY

       At December 31, 1999 and 1998, mortgage-backed securities held to maturity consisted of the following (in thousands):

                                                                         December 31, 1999
                                                  ---------------------------------------------------------------
                                                   Amortized         Unrealized       Unrealized       Estimated
                                                      Cost              Gains           Losses         Fair Value
                                                      ----              -----           ------         ----------
       FHLMC                                      $  161,129           $ 3,801         $     --        $  164,930
       FNMA                                        1,987,428            16,687          (20,170)        1,983,945
       Other mortgage-backed securities                1,139                --               --             1,139
                                                  ----------           -------         --------        ----------
           Total                                  $2,149,696           $20,488         $(20,170)       $2,150,014
                                                  ==========           =======         ========        ==========

                                                                         December 31, 1998
                                                  ---------------------------------------------------------------
                                                   Amortized         Unrealized       Unrealized       Estimated
                                                      Cost              Gains           Losses         Fair Value
                                                      ----              -----           ------         ----------

       FHLMC                                      $  223,378           $ 4,553         $--             $  227,931
       FNMA                                        2,545,967            49,766          (5)             2,595,728
       Other mortgage-backed securities                1,568                --          --                  1,568
                                                  ----------           -------         ---             ----------
           Total                                  $2,770,913           $54,319         $(5)            $2,825,227
                                                  ==========           =======         ===              =========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The following represents a summary of the amortized cost (carrying value), estimated fair value and weighted average yield of mortgage-backed securities held to maturity (dollars in thousands):

                                                                       December 31, 1999
                                                       --------------------------------------------------
                                                                           Estimated            Weighted
                                                        Amortized            Fair               Average
                                                           Cost              Value               Yield
                                                           ----              -----               -----
       FHLMC                                           $  161,129         $  164,930              7.28%
       FNMA                                             1,987,428          1,983,945              7.03
       Other mortgage-backed securities                     1,139              1,139             14.15
                                                       ----------         ----------
           Total                                       $2,149,696         $2,150,014              7.05%
                                                       ==========         ==========

       The weighted average stated interest rates on mortgage-backed securities held to maturity were 6.92% and 7.22% at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, mortgage-backed securities held to maturity included variable-rate securities totalling $2.1 billion and $2.7 billion, respectively, which resulted from the securitization with FNMA and FHLMC of certain qualifying mortgage loans from the Bank's loan portfolio with full recourse to the Bank.

       At December 31, 1999, mortgage-backed securities held to maturity of $1.9 billion were pledged as collateral for various obligations as further discussed in notes 19, 20 and 32. Further, at December 31, 1999, mortgage-backed securities held to maturity with a carrying value of $50.1 million were pledged for various other obligations. See note 32.

(12)   LOANS RECEIVABLE, NET

       At December 31, 1999 and 1998, loans receivable, net, included the following (in thousands):

                                                                                   1999                 1998
                                                                                -----------          -----------
       Real estate loans:
          1-4 unit residential                                                  $26,965,684          $23,493,221
          5+ unit residential                                                     2,881,462            2,640,635
          Commercial                                                              2,564,644            2,940,129
          Construction                                                               10,179               32,066
          Land                                                                       32,421               33,002
                                                                                -----------          -----------
                                                                                 32,454,390           29,139,053
          Undisbursed loan funds                                                     (2,375)              (9,933)
                                                                                -----------          -----------
             Total real estate loans                                             32,452,015           29,129,120
                                                                                -----------          -----------
       Equity-line loans                                                            433,366              385,118
       Other consumer loans                                                         237,090              241,884
       Purchased auto loans, net                                                    697,667              486,571
       Business banking loans                                                       498,318              528,665
       Commercial loans                                                               8,764               12,683
                                                                                -----------          -----------
             Total consumer and other loans                                       1,875,205            1,654,921
                                                                                -----------          -----------
             Total loans receivable                                              34,327,220           30,784,041
       Deferred loan fees, costs, discounts and premiums, net                       173,719               81,728
       Allowance for loan losses                                                   (554,893)            (588,533)
       Purchase accounting discounts, net                                             7,415                3,708
                                                                                -----------          -----------
             Total loans receivable, net                                        $33,953,461          $30,280,944
                                                                                ===========          ===========

       At December 31, 1999, $23.9 billion in residential loans were pledged as collateral for FHLB advances as further discussed in notes 20 and 32.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     As a result of the Golden State and Cal Fed Acquisitions, the Bank assumed obligations for certain loans sold with recourse. The outstanding balances of loans sold with recourse at December 31, 1999 totalled $3.0 billion. No loans were sold with recourse during the years ended December 31, 1999, 1998 and 1997. The Bank evaluates the credit risk of loans sold with recourse and, if necessary, records a liability (included in other liabilities) for estimated losses related to these potential obligations. At December 31, 1999, such liability totalled $70.9 million.

       Auto loans purchased at a discount related to credit quality are included in the balance sheet amount of loans receivable as follows (in thousands):

                                                                                          December 31,
                                                                                -------------------------------
                                                                                   1999                 1998
                                                                                ----------           ---------
       Auto loans:  contractual payments receivable                             $1,024,612           $ 696,050
       Accretable Yield                                                           (123,944)            (88,145)
       Nonaccretable Contractual Cash Flows                                       (203,001)           (121,334)
                                                                                ----------           ---------
       Loans purchased at a discount relating to credit quality, net            $  697,667           $ 486,571
                                                                                ==========           =========

       Nonaccretable Contractual Cash Flows represents contractual principal and interest cash flows that the Company determined, at acquisition, it was probable the Company would be unable to collect. The increase in Accretable Yield in 1998 includes a $2.0 million reclassification from Nonaccretable Contractual Cash Flows for cash flows expected to be collected in excess of those previously expected. The increase in Nonaccretable Contractual Cash Flows in 1999 includes $7.3 million representing an allocation from the allowance for loan losses. The actual cash flows for one of the purchased pools plus the expected cash payments were determined to be less than the expected cash flows estimated at the time of purchase. Accordingly, an allocation from the allowance for loan losses was made in the amount by which the carrying value of this purchased pool exceeded the present value of the expected cash flows from such pool.

                                                                                  Nonaccretable
                                                             Accretable            Contractual
                                                               Yield               Cash Flows
                                                               -----               ----------
                                                                       (in thousands)
      Balance at December 31, 1997                           $ (35,198)           $ (47,220)
          Addition - Glen Fed Merger                            (6,934)              (7,324)
          Addition - GSAC Acquisition                          (38,359)             (30,845)
          Addition - other purchases                           (53,599)             (97,985)
          Accretion                                             47,929                   --
          Reclassifications                                     (1,984)               1,984
          Eliminations                                              --               60,056
                                                             ---------            ---------
      Balance at December 31, 1998                             (88,145)            (121,334)
          Addition - purchases                                (114,640)            (163,816)
          Accretion                                             80,432                   --
          Allocation from allowance for loan losses                 --               (7,339)
          Eliminations                                          (1,591)              89,488
                                                             ---------            ---------
      Balance at December 31, 1999                           $(123,944)           $(203,001)
                                                             =========            =========

     During the years ended December 31, 1999 and 1998, the Company incurred losses of $7.3 million and zero, respectively, on loans purchased at a discount by increasing the allocated allowance for loan losses relative to such loans. Further, loss allowances totalling $5.1 million were acquired from predecessor institutions in connection with the Glen Fed Merger and the GSAC Acquisition. No loss accruals were reversed in 1999 or 1998.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The following table presents loans which have been placed on nonaccrual status as of the dates indicated (in thousands):

                                                                    December 31,
                                                           -----------------------------
                                                             1999                 1998
                                                             ----                 ----
      Nonaccrual loans:
          Real estate loans:
             1-4 unit residential                          $125,238             $189,193
             5+ unit residential                              5,820               16,045
             Commercial and other                             8,279               10,362
             Construction                                       150                1,208
                                                           --------             --------
                Total real estate                           139,487              216,808
          Non-real estate                                    11,267                9,380
                                                           --------             --------
                Total nonaccrual loans                     $150,754             $226,188
                                                           ========             ========

       The following table presents performing loans classified as troubled debt restructuring, as of December 31, 1999 and 1998 (in thousands):

                                                                    December 31,
                                                           -----------------------------
                                                             1999                 1998
                                                             ----                 ----
      1-4 unit residential                                 $  1,944             $  3,468
      5+ unit residential                                     4,834                8,805
      Commercial and other real estate                       18,052               19,211
                                                           --------             --------
          Total restructured loans                         $ 24,830             $ 31,484
                                                           ========             ========

       At December 31, 1999, $27.0 billion, or 83.3%, of the Company's loan portfolio consisted of real estate loans collateralized by properties located in California. The financial condition of the Company is subject to general economic conditions such as the volatility of interest rates and real estate market conditions and, in particular, to conditions in the California residential real estate market. Any downturn in the economy generally, and in California in particular, could reduce real estate values. An increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, in the event interest rates rise or real estate market values decline, particularly in California, the Company and the Bank may find it difficult to maintain its asset quality and may require additional allowances for loss above the amounts currently estimated by management.

       For nonaccrual loans and loans classified as troubled debt restructurings, the following table summarizes the interest income recognized ("Recognized") and total interest income that would have been recognized had the borrowers performed under the original terms of the loans ("Contractual") for the years ended December 31, 1999 and 1998 (in thousands):

                                                     1999                                   1998
                                        ------------------------------          ------------------------------
                                        Recognized         Contractual          Recognized         Contractual
                                        ----------         -----------          ----------         -----------
      Restructured loans                  $2,434             $ 2,396             $ 2,988             $ 2,960
      Nonaccrual loans                     7,111              10,937               9,680              18,219
                                          ------             -------             -------             -------
          Total                           $9,545             $13,333             $12,668             $21,179
                                          ======             =======             =======             =======

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       Activity in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 is summarized as follows (in thousands):

                                                                  1999              1998              1997
                                                                --------          ---------         --------
      Balance - beginning of year                               $588,533           $418,674         $246,556
      Purchases, net                                                  --            170,014          143,819
      Provision for loan losses                                   10,000             40,000           79,800
      Charge-offs                                                (40,312)           (46,126)         (56,124)
      Recoveries                                                   4,681              5,971            4,623
      Reclassifications                                             (670)                --               --
      Allocation to Nonaccretable Contractual Cash
          Flows of purchased auto loan portfolio                  (7,339)                --               --
                                                                --------           --------         --------
      Balance - end of year                                     $554,893           $588,533         $418,674
                                                                ========           ========         ========

(13)   IMPAIRED LOANS

       At December 31, 1999 and 1998, the balance of loans that are considered to be impaired totalled $123.6 million and $135.2 million respectively (of which $18.9 million and $32.5 million, respectively, were on nonaccrual status). The average recorded investment in impaired loans during the years ended December 31, 1999, 1998 and 1997 was approximately $139.3 million, $137.1 million and $112.9 million, respectively. For the years ended December 31, 1999, 1998 and 1997, the Company recognized interest income on those impaired loans of $9.5 million, $9.0 million and $10.5 million, respectively, which included $2.7 million, $1.2 million and $0.6 million of interest income recognized using the cash basis method of income recognition.

       Generally, allowances for loan losses relative to impaired loans have not been allocated from the general allowance because the carrying value of such loans, net of purchase accounting adjustments, exceeds the loans' related collateral values less estimated selling costs.

(14)   INVESTMENT IN FHLB

       The Company's investment in FHLB stock is carried at cost. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount equal to the greater of (a) 1% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (b) .3% of total assets, or (c) 5% of its advances (borrowings) from the FHLB of San Francisco. The Bank was in compliance with this requirement at December 31, 1999, 1998 and 1997. At December 31, 1999, the Bank's investment in FHLB stock was pledged as collateral for FHLB advances as further discussed in note 20.

(15)   PREMISES AND EQUIPMENT, NET

       Premises and equipment, net, at December 31, 1999 and 1998 is summarized as follows (dollars in thousands):

                                                                                                     Estimated
                                                                                               Depreciable Lives at
                                                               1999              1998            December 31, 1999
                                                            --------           --------        --------------------
       Land                                                 $ 47,266           $ 49,812                  --
       Buildings and leasehold improvements                  144,739            146,108                1-39
       Furniture and equipment                               182,987            126,663                1-7
       Construction in progress                                4,496             43,483                  --
                                                            --------           --------
                                                             379,488            366,066
       Accumulated depreciation and amortization             (82,688)           (55,494)
                                                            --------           --------
           Total premises and equipment, net                $296,800           $310,572
                                                            ========           ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       Depreciation and amortization expense related to premises and equipment for the years ended December 31, 1999, 1998 and 1997 totalled $37.4 million, $26.5 million and $16.8 million, respectively.

       The Company rents certain premises and equipment under long-term, noncancellable operating leases expiring at various dates through the year 2034. Rental expenses under such operating leases, included in occupancy and equipment expense, for the years ended December 31, 1999, 1998 and 1997 totalled $41.1 million, $36.0 million and $29.6 million, respectively. Rental income from sublease agreements for the years ended December 31, 1999, 1998 and 1997 totalled $5.6 million, $3.0 million and $2.0 million, respectively. At December 31, 1999, the projected minimum rental commitments, net of sublease agreements, under terms of the leases were as follows (in thousands):

                                 Cash            Effect on
                              Commitment        Net Income
                              ----------        ----------
       Year Ending
       -----------
       2000                    $ 54,691          $ 46,447
       2001                      45,167            39,080
       2002                      37,823            33,151
       2003                      32,259            28,767
       2004                      26,848            24,225
       Thereafter                94,054            85,723
                               --------          --------
          Total                $290,842          $257,393
                               ========          ========

       The effect of lease commitments on net income is different from the cash commitment primarily as a result of lease commitments assumed in acquisitions with related purchase accounting adjustments and accrued facilities costs recorded in connection with branch consolidations. See note 21.

       On November 15, 1999, the Bank sold a complex consisting of a retail branch, a parking lot and administrative offices totalling approximately 139,608 square feet. As part of the sale agreement, the Bank agreed to lease back 16,253 square feet under two separate lease agreements. The lease covering the branch and parking lot is cancellable with six months notice with a final termination date of November, 2009. The lease covering the administrative offices is non-cancellable with a termination date of November, 2004. It is the Bank's intent to occupy these facilities until the lease termination.

         At December 31, 1999, the projected minimum rental commitments under the terms of the leases were as follows (in thousands):

                                       Branch and          Administrative
                                       Parking Lot            Offices                Total
                                       -------------       --------------           -------
       Year Ending
       -----------
       2000                              $  115                $  219               $  334
       2001                                 116                   205                  321
       2002                                 116                   205                  321
       2003                                 116                   204                  320
       2004                                 116                   187                  303
       Thereafter                           568                    --                  568
                                         ------                ------               ------
             Total                       $1,147                $1,020               $2,167
                                         ======                ======               ======

       The  sale   discussed   above   resulted  in  a  gain  of  $5.3  million.
Approximately $1.8 million of this gain was deferred and will be recognized using the interest method over the life of the respective leases.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(16)   ACCRUED INTEREST RECEIVABLE

       Accrued interest receivable at December 31, 1999 and 1998 is summarized as follows (in thousands):

                                                                        1999             1998
                                                                      --------        ---------
       Cash and cash equivalents and securities                       $ 65,443         $ 46,321
       Mortgage-backed securities                                       43,492           57,051
       Loans receivable and loans held for sale                        212,661          214,083
                                                                      --------         --------
          Total accrued interest receivable                           $321,596         $317,455
                                                                      ========         ========

(17)   MORTGAGE SERVICING RIGHTS

       The following is a summary of activity for mortgage servicing rights ("MSRs") and the hedge against the change in value of the mortgage servicing rights ("MSR Hedge") for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                                       MSR
                                                                     MSR              Hedge            Total
                                                                 ----------         ---------       ----------
      Balance at December 31, 1996                               $  420,458          $  3,234       $  423,692
           Additions from Cal Fed Acquisition                        44,497                --           44,497
           Additions from Weyerhaeuser Purchase                      41,949                --           41,949
           Originated servicing                                     120,465                --          120,465
           Additions - other purchases                               27,939                --           27,939
           Sales - Servicing Sale                                   (16,792)               --          (16,792)
           Sales - other                                                 (4)               --               (4)
           Premiums paid for interest rate floor contracts               --             7,088            7,088
           Payments received from counterparties, net                (1,849)               --           (1,849)
           Amortization                                            (106,972)           (3,310)        (110,282)
                                                                 ----------          --------       ----------
      Balance at December 31, 1997                                  529,691             7,012          536,703
           Additions from Glen Fed Merger                           212,933                --          212,933
           Originated servicing                                     169,972                --          169,972
           Additions - other purchases                              160,619                --          160,619
           Sales                                                     (1,057)               --           (1,057)
           Gain on termination                                      (16,089)               --          (16,089)
           Interest rate floor sales                                (43,924)          (16,141)         (60,065)
           Premium paid                                                  --           107,412          107,412
           Payments received from counterparties, net                (8,684)               --           (8,684)
           Amortization                                            (147,734)          (10,429)        (158,163)
                                                                 ----------          --------       ----------
      Balance at December 31, 1998                                  855,727            87,854          943,581
           Additions - purchases                                    334,842                --          334,842
           Originated servicing                                     193,855                --          193,855
           Sales                                                    (18,604)               --          (18,604)
           Swaption sales                                            28,727           (58,553)         (29,826)
           Interest rate floor sales                                 21,208           (38,242)         (17,034)
           Premium paid                                                  --            67,698           67,698
           Payments made to counterparties, net                      10,191                --           10,191
           Amortization                                            (193,710)          (18,600)        (212,310)
                                                                 ----------          --------       ----------
      Balance at December 31, 1999                               $1,232,236          $ 40,157       $1,272,393
                                                                 ==========          ========       ==========

       At December 31, 1999, 1998 and 1997, the outstanding balance of 1-4 unit residential loan participations, whole loans and mortgage pass-through securities serviced for other investors (not including the Bank) by FNMC totalled $72.9 billion, $65.4 billion and $44.9 billion, respectively. In addition, FNMC had $10.4 billion, $10.4 billion and $6.2 billion of master servicing at December 31, 1999, 1998 and 1997, respectively.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The percentage of principal outstanding in the Company's portfolio of loans serviced for others, secured by properties located in California, Texas, and Florida was 53%, 7% and 7%, respectively, at December 31, 1999 and 54%, 8% and 8%, respectively, at December 31, 1998.

       The estimated fair value of the MSRs was $1.5 billion and $989.7 million at December 31, 1999 and 1998, respectively. The estimated market value of interest rate floor contracts, principal only swaps and swaptions designated as hedges against MSRs at December 31, 1999 were $10.4 million, $(15.8) million and $24.3 million, respectively. The estimated market value of prepayment linked swaps, interest rate floor contracts, principal only swaps and swaptions designated as hedges against MSRs at December 31, 1998 were $1.3 million, $32.2 million, $18.8 million and $89.3 million, respectively. At December 31, 1999 and 1998, no allowance for impairment of the MSRs was necessary.

       A decline in long-term interest rates generally results in an acceleration of mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of mortgage servicing rights and generally will result in a reduction of the market value of the mortgage servicing rights and in the Company's servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedged the change in value of its servicing rights based on changes in interest rates.

       At December 31, 1999, the Company, through FNMC, was a party to several interest rate floor contracts maturing in 2004. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Swaps rate fell below the strike prices. At December 31, 1999, the notional amount of the interest rate floors was $950 million and the strike prices were between 5.70% and 6.04%. In addition, the Company, through FNMC, held principal only swap agreements with a notional amount of $202.3 million. Further, at December 31, 1999, the Company, through FNMC, was a party to swaption contracts in which the Company paid to the counterparties premiums in exchange for the right, but not the obligation, to purchase an interest rate swap. At December 31, 1999, the notional amount of the underlying interest swap agreement was $834 million. See note 35 for further discussion.

       Servicing advances and other receivables (included in other assets) related to 1-4 unit residential loan servicing, net of valuation allowances of $20.1 million and $30.7 million in 1999 and 1998, respectively, consisted of the following (in thousands):

                                                             December 31,
                                                    ----------------------------
                                                      1999                1998
                                                      ----                ----

      Servicing advances                            $138,071            $168,944
      Checks in process of collection                  1,123                 924
      Other                                            8,393               7,897
                                                    --------            --------
                                                    $147,587            $177,765
                                                    ========            ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



(18)   DEPOSITS

       A summary of the carrying value of deposits at December 31, 1999 and 1998 follows (in thousands):

                                                      1999                1998
                                                      ----                ----

      Passbook accounts                           $ 3,666,206        $ 3,371,976
      Demand deposits:
           Interest-bearing                         1,974,119          1,865,151
           Noninterest-bearing                      2,202,505          3,029,381
      Money market deposit accounts                 3,144,084          3,254,690
      Term accounts                                11,989,664         13,079,920
                                                  -----------        -----------
                                                   22,976,578         24,601,118
      Accrued interest payable                         61,313             39,438
      Purchase accounting adjustments                   2,680              6,932
                                                  -----------        -----------
           Total deposits                         $23,040,571        $24,647,488
                                                  ===========        ===========

       The aggregate amount of jumbo certificates of deposit (term deposits) with a minimum denomination of $100,000 was approximately $2.5 billion and $2.9 billion at December 31, 1999 and 1998, respectively. Brokered certificates of deposit totalling $390 million and $369 million were included in deposits at December 31, 1999 and 1998, respectively. Total deposits at December 31, 1999 and 1998 include escrow balances for loans serviced for others of $814 million and $1.5 billion, respectively.

       Total deposits include deposits of Golden State of $4.8 million and $27.4 million at December 31, 1999 and 1998, respectively.

       A summary of interest expense by deposit category follows (in thousands):

                                                           1999               1998            1997
                                                         --------           --------        --------
      Passbook accounts                                  $124,618           $ 96,942        $ 68,408
      Interest-bearing demand deposits                     17,772             13,770          12,331
      Money market deposit accounts                       124,368             65,234          50,152
      Term accounts                                       621,528            615,166         616,094
                                                         --------           --------        --------
          Total                                          $888,286           $791,112        $746,985
                                                         ========           ========        ========

       At December 31, 1999, term accounts had scheduled maturities as follows (in thousands):

      Year Ending
      -----------
      2000                                            $ 8,715,591
      2001                                              2,862,720
      2002                                                262,637
      2003                                                 78,558
      2004                                                 64,901
      Thereafter                                            5,257
                                                      -----------
          Total                                       $11,989,664
                                                      ===========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



(19)   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

       A summary of information regarding securities sold under agreements to repurchase follows (dollars in thousands):

                                                                         December 31, 1999
                                              -----------------------------------------------------------------------
                                                    Underlying  Collateral                   Repurchase Liability
                                              ------------------------------            -----------------------------
                                               Recorded              Market                                 Interest
                                               Value (a)             Value               Amount              Rate
                                               -----                 -----               ------              ----
      Maturing within 30 days                 $   33,564          $   34,044            $       --             --%
      Maturing in 30 to 90 days                2,731,295           2,709,851             2,573,574           5.35
      Maturing after 90 days to 1 year         2,796,083           2,781,442             2,633,514           5.61
      Maturing over 1 year                       167,214             165,972               150,000           6.13
                                              ----------          ----------            ----------
      Total (b)                                5,728,156           5,691,309             5,357,088
      Accrued interest payable                        --                  --               124,659
                                              ----------          ----------            ----------
                                              $5,728,156          $5,691,309            $5,481,747
                                              ==========          ==========            ==========

                                                                         December 31, 1998
                                              -----------------------------------------------------------------------
                                                    Underlying  Collateral                   Repurchase Liability
                                              ------------------------------            -----------------------------
                                               Recorded             Market                                 Interest
                                               Value (a)             Value               Amount              Rate
                                               -----                 -----               ------              ----

      Maturing in 30 to 90 days               $2,895,807          $2,908,071            $2,984,964            5.13%
      Maturing after 90 days to 1 year         1,287,385           1,285,310             1,237,094            4.86
                                              ----------          ----------            ----------
      Total (b)                                4,183,192           4,193,381             4,222,058
      Accrued interest payable                        --                  --                16,337
                                              ----------          ----------            ----------
                                              $4,183,192          $4,193,381            $4,238,395
                                              ==========          ==========            ==========

   --------------
(a) Recorded value includes accrued interest at December 31, 1999 and 1998. In addition, the recorded values at December 31, 1999 and 1998 include adjustments for the unrealized gain or loss on mortgage-backed securities available for sale.

(b) Total mortgage-backed securities collateral at December 31, 1999 and 1998 includes $2.1 billion and $2.0 billion, respectively, in outstanding balances of loans securitized with full recourse to the Bank. The market value of such collateral was $2.1 billion and $2.0 billion at December 31, 1999 and 1998, respectively.

       At December 31, 1999 and 1998, these agreements had weighted average stated interest rates of 5.50% and 5.05%, respectively. The underlying securities were delivered to, and are being held under the control of, third party securities dealers. These dealers may have loaned the securities to other parties in the normal course of their operations, but all agreements require the dealers to resell to California Federal the identical securities at the maturities of the agreements. The average daily balance of securities sold under agreements to repurchase was $5.1 billion and $2.8 billion during 1999 and 1998, respectively, the weighted average rate was 5.18% and 5.40% during 1999 and 1998, respectively, and the maximum amount outstanding at any month-end during these periods was $6.2 billion and $4.3 billion, respectively.

       At December 31, 1999, securities sold under agreements to repurchase were collateralized with $3.8 billion of mortgage-backed securities available for sale, $1.9 billion of mortgage-backed securities held to maturity and $37.4 million of investment securities.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(20)   BORROWINGS

       Borrowings are summarized as follows (dollars in thousands):

                                                                              December 31,
                                                       -----------------------------------------------------------
                                                                   1999                            1998
                                                       -------------------------         -------------------------
                                                         Carrying        Average           Carrying        Average
                                                          Value           Rate              Value           Rate
                                                          -----           ----              -----           ----
      Fixed-rate borrowings from FHLB                  $19,977,878        5.61%          $15,427,033         5.38%
      Variable-rate borrowings from FHLB                 3,365,000        6.04             4,570,743         5.53
      10% Subordinated Debentures due 2006                  92,100       10.00                92,100        10.00
      11.20% Senior Notes due 2004                              --          --                 6,000        11.20
      FN Holdings 12 1/4% Senior Notes due 2001                 --          --                   225        12.25
      FN Holdings 10 5/8% Senior Subordinated
         Notes due 2003                                        250       10.63                   250        10.63
      6 1/2% Convertible  Subordinated
         Debentures due 2001                                 2,635        6.50                 2,635         6.50
      10% Subordinated Debentures due 2003                   4,299       10.00                 4,299        10.00
      Floating Rate Notes due 2003                         250,000        7.21               250,000         6.75
      6 3/4% Senior Notes due 2001                          350,000       6.75               350,000         6.75
      7% Senior Notes due 2003                             600,000        7.00               600,000         7.00
      7 1/8% Senior Notes due 2005                          800,000       7.13               800,000         7.13
      Federal funds purchased                               55,000        5.50               138,000         5.00
      Other borrowings                                         209        6.69                 4,083         8.78
                                                       -----------                       -----------
              Total borrowings                          25,497,371        5.79            22,245,368         5.57
      Discount on borrowings                               (11,481)                           (5,643)
      Purchase accounting adjustments, net                  21,742                            38,989
                                                       -----------                       -----------
               Subtotal                                 25,507,632        5.79%           22,278,714         5.54%
      Accrued interest payable                             160,994                            96,843
                                                       -----------                       -----------
                                                       $25,668,626                       $22,375,557
                                                       ===========                       ===========

       Maturities and weighted average stated interest rates of borrowings at December 31, 1999, not including discounts, accrued interest payable or purchase accounting adjustments, are as follows (dollars in thousands):

                                                                                                Weighted
                                                Balances Maturing                            Average Rates
       Maturities during the Years        ------------------------------               -------------------------
           Ending December 31,               FHLB                 Other                FHLB                Other
           -------------------               ----                 -----                ----                -----
         2000                             $11,270,000         $   55,028               5.84%               5.50%
         2001                               1,210,833            352,635               5.56                6.75
         2002                               3,660,000                 54               5.44                8.57
         2003                               4,850,000            854,549               5.40                7.08
         2004                               2,350,000                 --               5.84                  --
         Thereafter                             2,045            892,227               7.83                7.42
                                          -----------         ----------
             Total                        $23,342,878         $2,154,493               5.67%               7.13%
                                          ===========         ==========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Interest expense on borrowings for the years ended December 31, 1999, 1998 and 1997 is summarized as follows (in thousands):

                                                                             Year Ended December 31,
                                                                   ------------------------------------------
                                                                      1999            1998             1997
                                                                      ----            ----             ----
      FHLB advances                                                $1,165,010       $706,299         $443,966
      Interest rate swap agreements                                     5,940         (2,536)         (10,743)
      10% Subordinated Debentures due 2006                              9,210          9,209            9,210
      11.20% Senior Notes due 2004                                        651            672              672
      FN Holdings 12 1/4% Senior Notes due 2001                            --         18,093           24,500
      FN Holdings 9 1/8% Senior Subordinated Notes
           due 2003                                                        --          9,337           12,775
      FN Holdings 10 5/8% Senior Subordinated Notes
           due 2003                                                        26         44,353           60,648
      10.668% Subordinated Notes due 1998                                  --          5,203            5,291
      6 1/2% Convertible Subordinated Debentures due 2001                 172            171              172
      10% Subordinated Debentures due 2003                                430            430              418
      Floating Rate Notes due 2003                                     15,931          5,006               --
      6 3/4% Senior Notes due 2001                                     23,625          7,031               --
      7% Senior Notes due 2003                                         42,000         12,441               --
      7 1/8% Senior Notes due 2005                                     57,000         16,882               --
      Federal funds purchased                                           2,750          3,987            5,300
      Other borrowings                                                     25            271              434
      Discount accretion                                                1,031             --               --
      Purchase accounting adjustments                                 (11,172)        (7,533)             629
                                                                   ----------       --------         --------
           Total                                                   $1,312,629       $829,316         $553,272
                                                                   ==========       ========         ========

       The following is a summary of the carrying value of assets pledged as collateral for FHLB advances (in thousands):

                                                                     December 31, 1999
                                                                     -----------------
      Real estate loans (primarily residential)                         $23,853,514
      Mortgage-backed securities available for sale                       6,060,974
      Mortgage-backed securities held to maturity                             2,783
      Investment securities                                                  71,967
      FHLB stock                                                          1,167,144
                                                                        -----------
           Total                                                        $31,156,382
                                                                        ===========

       10% SUBORDINATED DEBENTURES DUE 2006

       As part of its 1994 acquisition of First Nationwide Bank ("FNB") ("FN Acquisition"), California Federal assumed $92.1 million principal amount of subordinated debentures, which bear interest at 10% per annum and mature on October 1, 2006 (the "10% Subordinated Debentures Due 2006").

       Events of Default under the indenture governing the 10% Subordinated Debentures Due 2006 (the "Old FNB Indenture") include, among other things: (a) a default in the payment of interest when due and such default continues for 30 days, (b) a default in the payment of any principal when due, (c) the failure to comply with covenants in the Old FNB Indenture, provided that the trustee or holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006 notify the Bank of the Default and the Bank does not cure the default within 60 days after receipt of such notice, (d) certain events of bankruptcy, insolvency or reorganization of the Bank, (e) the FSLIC/RF (or a comparable entity) is appointed to act as conservator, liquidator, receiver or other legal custodian for the Bank and (f) a default under other indebtedness of the Bank in excess of $10 million resulting in such indebtedness becoming due and payable, and such default or acceleration has not been rescinded or annulled

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


within 60 days after the date on which written notice of such failure has been given by the trustee to the Bank or by holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006 to the Bank and the trustee.

       11.20% SENIOR NOTES DUE 2004

       As part of its 1996 acquisition of San Francisco Federal ("SFFed") ("SFFed Acquisition"), California Federal assumed $50 million principal amount of SFFed 11.20% Senior Notes due September 1, 2004 (the "11.20% Senior Notes"). On December 20, 1999, the Bank repurchased all of the remaining $6.0 million outstanding principal amount of the 11.20% Senior Notes at a price of 113.9% of the principal amount, plus the accrued interest thereon. The Bank recorded an extraordinary loss, net of tax, of $0.2 million in connection with this repurchase.

       FN HOLDINGS 12 1/4% SENIOR NOTES DUE 2001

       In connection with the FN Acquisition, the Company issued $200 million principal amount of 12 1/4% Senior Notes due 2001 ("FN Holdings 12 1/4% Senior Notes"), including $5.5 million principal amount of FN Holdings 12 1/4% Senior Notes to certain directors and officers of the Bank.

       During 1998, a total of $199.8 million aggregate principal amount of the FN Holdings 12 1/4% Senior Notes were redeemed in connection with the Debt Tender Offers for an aggregate redemption price, including accrued interest payable, of $228.3 million. On May 15, 1999, GS Holdings redeemed the remaining $225 thousand aggregate principal amount of the FN Holdings 12 1/4% Senior Notes for an aggregate redemption price, including accrued interest payable, of $252.6 thousand.

       FN HOLDINGS 9 1/8% SENIOR SUBORDINATED NOTES DUE 2003

         On January 31, 1996, FN Holdings issued $140 million principal amount of the 9 1/8% Senior Sub Notes due 2003 (the "FN Holdings 9 1/8% Senior Sub Notes").

         During 1998, all of the FN Holdings 9 1/8% Senior Sub Notes were redeemed in connection with the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $159.9 million.

       FN HOLDINGS 10 5/8% SENIOR SUBORDINATED NOTES DUE 2003

         In connection with the Cal Fed Acquisition, GS Holdings acquired the net proceeds from the issuance of $575 million principal amount of FN Escrow's 10 5/8% Senior Sub Notes due 2003 (the "FN Holdings 10 5/8% Notes") and assumed FN Escrow's obligations under the FN Holdings 10 5/8% Notes and indenture. During 1998, a total of $574.8 million aggregate principal amount of the FN Holdings 10 5/8% Notes were redeemed in connection with the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $692.7 million. At December 31, 1999, $0.3 million of the FN Holdings 10 5/8% Notes remain outstanding.

       The FN Holdings 10 5/8% Notes are redeemable at the option of GS Holdings, in whole or in part, during the twelve-month period beginning January 1, 2001, at a redemption price of 105.313% plus accrued and unpaid interest to the date of redemption, during the twelve-month period beginning January 1, 2002 at a redemption price of 102.656% plus accrued and unpaid interest to the date of redemption, and thereafter at 100% plus accrued and unpaid interest to the date of redemption.

       The FN Holdings 10 5/8% Notes are subordinate in right of payment to all existing and future subordinated debt, if any is issued, of GS Holdings. The FN Holdings 10 5/8% Notes are subordinated to all existing and future liabilities, including deposits, indebtedness and trade payables, of the subsidiaries of GS Holdings, including California Federal and all preferred stock issued by the Bank, including the Bank Preferred Stock (as defined herein).

       As a result of the Cal Fed Acquisition, the Bank is obligated with respect to the following three outstanding securities of Old California Federal.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

       Events of Default under the indenture governing the 6 1/2% Convertible Subordinated Debentures include, among other things: (a) any failure to make any payment of interest when due and such payment is not made within 30 days after the date such payment was due; (b) failure to make any payment of principal when due; (c) default in the performance, or breach, of any covenant or warranty in the indenture, provided that such default or breach continues for more than 60 days after notice is delivered to the Bank; or (d) certain events of bankruptcy, insolvency, or reorganization of the Bank or its subsidiaries.

       10% SUBORDINATED DEBENTURES DUE 2003

       On December 16, 1992,  Old  California  Federal  issued $13.6  million of
10.0%  unsecured  subordinated   debentures  due  2003  (the  "10%  Subordinated
Debentures").

       Events of Default under the indenture governing the 10% Subordinated Debentures include, among other things: (a) failure to make any payment of principal when due; (b) any failure to make any payment of interest when due and such payment is not made within 30 days after the date such payment was due; (c) failure to comply with certain covenants in the indenture; (d) failure to comply with certain covenants in the indenture provided that such failure continues for more than 60 days after notice is delivered to the Bank; (e) certain events of bankruptcy, insolvency or reorganization of the Bank; or (f) the default or any event which, with the giving of notice or lapse of time or both, would constitute a default under any indebtedness of the Bank and cause such indebtedness with an aggregate principal amount exceeding $15 million to accelerate.

       GS HOLDINGS NOTES

       On August 6, 1998, GS Escrow, which subsequently merged into GS Holdings, issued $2 billion principal amount of fixed and floating rate notes, as described below. The GS Holdings Notes are unsecured and unsubordinated obligations of GS Holdings and rank in right of payment with all other unsubordinated and unsecured indebtedness of GS Holdings. The terms and conditions of the notes indentures impose restrictions that affect, among other things, the ability of GS Holdings to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of the Bank and similar banking institutions, make acquisitions, create liens, sell assets and make certain investments.

       FLOATING RATE NOTES DUE 2003

       On August 6, 1998, GS Escrow, an affiliate of GS Holdings, issued $250 million principal amount of the Floating Rate Notes Due 2003. The notes will mature on August 1, 2003 with interest payable quarterly on February 1, May 1, August 1 and November 1. Interest on the Floating Rate Notes is equal to three-month LIBOR plus 100 basis points per annum, except that the initial rate was 6 3/4%, based on six-month LIBOR until the first interest payment date on February 1, 1999. At December 31, 1999, the interest rate on the Floating Rate Notes Due 2003 was 6.33%. Deferred costs associated with the issuance of the Floating Rate Notes totalling $3.1 million were recorded in other assets and are being amortized over the term of the Floating Rate Notes.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The Floating Rate Notes are redeemable at the option of GS Holdings, in whole or in part, after August 1, 2000 at a price of 101.5% of the outstanding principal amount during the twelve-month period beginning August 1, 2000; at a price of 101% of the outstanding principal amount during the twelve-month period beginning August 1, 2001; and at a price of 100.5% of the outstanding principal amount during the twelve-month period beginning August 1, 2002; including accrued and unpaid interest, if any, to the date of redemption. In the event of a change in control, the Floating Rate Notes are redeemable in whole at the option of GS Holdings. The redemption price includes principal plus accrued and unpaid interest, if any, to the date of redemption, plus the excess, if any, of
(a) the sum of the present value of the redemption price for the Floating Rate Notes and the remaining scheduled interest payments over (b) the outstanding principal amount of the Floating Rate Notes to be redeemed.

       FIXED RATE NOTES

       On August 6, 1998, GS Escrow, an affiliate of GS Holdings, issued $350 million principal amount of the 2001 Notes, $600 million principal amount of the 2003 Notes and $800 million principal amount of the 2005 Notes. The Fixed Rate Notes will mature on August 1 of the respective year with interest payable semiannually on February 1 and August 1. Deferred costs associated with the issuance of the Fixed Rate Notes totalling $3.5 million, $12.5 million and $19.5 million for the 2001 Notes, the 2003 Notes and the 2005 Notes, respectively, were recorded in other assets and are being amortized over the terms of the notes.

       The Fixed Rate Notes are redeemable at the option of GS Holdings, in whole or in part, at a redemption price equal to principal plus accrued and unpaid interest, if any, to the date of redemption, plus the excess, if any, of
(a) the sum of the present value of the redemption price for the notes and the remaining scheduled interest payments over (b) the outstanding principal amount of the notes to be redeemed.

(21)   ACCRUED TERMINATION AND FACILITIES COSTS

       In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (a) branch consolidations due to duplicate facilities, (b) employee severance and termination benefits due to a planned reduction in force; and (c) expenses incurred under contractual obligations to terminate services provided by outside service providers (principally relating to data processing expenses). The merger and integration plan relative to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income. The table below reflects a summary of the activity in the liability for the costs related to such plan (in thousands):

                                                                  Severance and
                                                 Branch            Termination           Contract
                                            Consolidations          Benefits           Terminations         Total
                                            --------------        -------------        ------------       --------
Balance at December 31, 1997                   $     --             $     --               $   --         $     --
       Initial liabilities recorded              29,870               48,303               14,455           92,628
       Charges to liability account                  --              (14,823)              (2,640)         (17,463)
                                               --------             --------              -------         --------
Balance at December 31, 1998                     29,870               33,480               11,815           75,165
       Additional liabilities recorded            9,401                   71                   --            9,472
       Charges to liability account             (15,220)              (4,140)              (9,523)         (28,883)
       Reversal of accrual                           --              (16,641)              (2,267)         (18,908)
                                               --------             --------              -------         --------
Balance at December 31, 1999                   $ 24,051             $ 12,770              $    25         $ 36,846
                                               ========             ========              =======         ========

       The Bank has identified certain of its retail banking facilities that will be closed and marketed for sale, with the related operations consolidated into other retail banking facilities acquired in the Golden State Acquisition. Accordingly, the liabilities established represent the estimated present value of occupancy expenses, offset by estimates of sub-lease income over the applicable remaining lease terms. The first group of branches was closed in November 1998. Closures are scheduled to continue through the second quarter of 2000.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       In connection with the Golden State Acquisition, management identified approximately 1,100 full-time equivalent positions to be eliminated. During 1999, this estimate was increased to 1,141. These positions span all areas and business units of the Bank. Through December 31, 1999, 1,137 positions have been eliminated. The elimination of the remaining four positions is expected to be completed during 2000. The balance remaining at December 31, 1999 primarily represents a liability for annuity benefits contractually payable to former senior officers of Golden State.

       The Bank has also established additional liabilities for contract termination costs with outside service providers. The termination of one remaining contract is expected to be finalized during the first quarter of 2000.

       The table below provides detail of the initial liability recorded in 1998, the additional liability recorded in 1999 and the subsequent reversal of the excess liability in 1999 (see note 3) (in thousands):

                                                   Merger Costs            Expenses
                                                    Included in         Recognized in
                                                   Allocation of          Net Income
                                                  Purchase Price           (Pre-tax)           Total
                                                  --------------        -------------        ---------
      Branch Consolidation                           $ 22,304              $ 7,566            $ 29,870
      Severance and termination benefits               42,211                6,092              48,303
      Contract termination                             14,455                   --              14,455
                                                     --------              -------            --------
          Total liability initially established        78,970               13,658              92,628
                in 1998
      Additional liability recorded in 1999               500                8,972               9,472
      Excess liability reversed in 1999               (16,641)              (2,267)            (18,908)
                                                     --------              -------            --------
          Net liability recorded from
              Golden State Acquisition               $ 62,829              $20,363            $ 83,192
                                                     ========              =======            ========

(22)   SEGMENT REPORTING

       The Company has two reportable segments, the community bank and the mortgage bank. The community bank operates retail deposit branches in California and Nevada. The community bank segment provides retail consumer and small businesses with: (a) deposit products such as demand, transaction and savings accounts, (b) investment and insurance products such as mutual funds and annuities and (c) lending products, such as consumer and commercial loans. Further, the community bank segment invests in residential real estate loans purchased from FNMC and from others, and also invests in mortgage-backed and other securities. The mortgage banking segment, conducted by FNMC, operates loan production facilities throughout the United States and originates or purchases fixed-rate 1-4 unit residential loans for sale to various investors in the secondary market and services loans for itself and for others. The mortgage banking segment also originates adjustable-rate loans for the community bank segment.

       The accounting policies of the segments are the same as those described in note 2. The Company evaluates performance based on net income, noninterest income, and noninterest expense. The total of these three items is the reportable segment's net contribution.

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

                                                       Community            Mortgage
                                                        Banking              Banking               Total
                                                      -----------          ----------           -----------
                                                                         (in thousands)
      Net interest income: (1)
      1999                                            $ 1,357,223          $  (61,785)          $ 1,295,438
      1998                                                964,926             (52,830)              912,096
      1997                                                798,813             (45,788)              753,025

      Noninterest income: (2)
      1999                                                247,849             220,509               468,358
      1998                                                284,142             191,706               475,848
      1997                                                174,671             187,536               362,207

      Noninterest expense: (3)
      1999                                                737,516             177,907               915,423
      1998                                                591,761             174,203               765,964
      1997                                                499,435             153,924               653,359

      Segment assets:  (4)
      1999                                             56,806,653           3,459,880            60,266,533
      1998                                             54,503,592           4,847,633            59,351,225
      1997                                             31,160,466           3,072,219            34,232,685

-------------
(1) Includes $109.6 million, $101.4 million and $66.3 million for 1999, 1998 and 1997, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $235.6 million, $198.9 million and $124.1 million for 1999, 1998 and 1997, respectively, in interest income and expense on intercompany loans.

(2) Includes $46.6 million, $34.9 million and $22.5 million for 1999, 1998 and 1997, respectively, in intercompany servicing fees.

3)   Includes  $4.6   million  for  1999,  1998  and  1997,   respectively,   in
     intercompany noninterest expense.

(4) Includes $3.2 billion, $4.5 billion and $2.9 billion for 1999, 1998 and 1997, respectively, in intercompany borrowings and $30.2 million, $29.2 million and $20.2 million for 1999, 1998 and 1997, respectively, in intercompany deposits maintained with the Bank.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The following reconciles the above table to the amounts shown on the consolidated financial statements as of and for the years ended December 31, (in thousands):

                                                                 1999               1998              1997
                                                              -----------       -----------       -----------
      Net interest income:
      Total net interest income for reportable segments       $ 1,295,438       $   912,096       $   753,025
      Elimination of intersegment net interest income            (109,599)         (101,372)          (66,339)
                                                              -----------       -----------       -----------
         Total                                                $ 1,185,839       $   810,724       $   686,686
                                                              ===========       ===========       ===========

      Noninterest income:
      Total noninterest income for reportable segments        $   468,358       $   475,848       $   362,207
      Elimination of intersegment servicing fees                  (46,631)          (34,891)          (22,513)
                                                              -----------       -----------       -----------
         Total                                                $   421,727       $   440,957       $   339,694
                                                              ===========       ===========       ===========

      Noninterest expense:
      Total noninterest expense for reportable segments       $   915,423       $   765,964       $   653,359
      Elimination of intersegment expense                          (4,640)           (4,640)           (4,640)
                                                              -----------       -----------       -----------
         Total                                                $   910,783       $   761,324       $   648,719
                                                              ===========       ===========       ===========

      Total assets:
      Total assets for reportable segments                    $60,266,533       $59,351,225       $34,232,685
      Elimination of intersegment deposits                        (30,222)          (29,217)          (20,218)
      Elimination of intersegment borrowings                   (3,195,180)       (4,524,072)       (2,865,388)
                                                              -----------       -----------       -----------
         Total                                                $57,041,131       $54,797,936       $31,347,079
                                                              ===========       ===========       ===========

       The Company typically reviews the results of operations for the mortgage banking segment based on that segment's contribution as opposed to its income before income taxes, extraordinary item and minority interest. The main difference between the two measures of profitability is that contribution for the mortgage banking segment includes custodial earnings that are reported in the community banking segment when computing net income and that intercompany interest expense is computed using an internal cost of funds rate instead of a market rate. The mortgage banking segment's contribution for the years ended December 31, 1999, 1998 and 1997 was $90.4 million, $66.0 million and $35.9 million, respectively.

(23)   COMPREHENSIVE INCOME

       The Company adopted SFAS No. 130, Reporting Comprehensive Income, as of October 1, 1997. Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net income are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The tax effect associated with unrealized gain (loss) on securities for the years ended December 31, 1999, 1998 and 1997 is summarized as follows (in thousands):

                                                                       Before-tax      Tax benefit      Net-of-tax
                                                                         amount         (expense)         amount
                                                                         ------         ---------         ------
      1999
      ----
      Unrealized (loss) gain on securities:
         Unrealized holding (loss) gain arising during the period      $(487,673)        $205,432       $(282,241)
         Less: reclassification adjustments for gains in net income       (1,283)             541            (742)
                                                                       ---------         --------       ---------
              Other comprehensive (loss) income                        $(488,956)        $205,973       $(282,983)
                                                                       =========         ========       =========

      1998
      ----
      Unrealized (loss) gain on securities:
         Unrealized holding (loss) gain arising during the period      $ (28,761)        $    594       $ (28,167)
         Less: reclassification adjustments for gains in net income       (1,131)             287            (844)
                                                                       ---------         --------       ---------
              Other comprehensive (loss) income                        $ (29,892)        $    881       $ (29,011)
                                                                       =========         ========       =========

      1997
      ----
      Unrealized gain (loss) on securities:
         Unrealized holding gain (loss) arising during the period      $  14,142         $ (3,235)      $  10,907
         Less: reclassification adjustments for gains in net income      (25,182)           3,218         (21,964)
                                                                       ---------         --------       ---------
              Other comprehensive (loss) income                        $ (11,040)        $    (17)      $ (11,057)
                                                                       =========         ========       =========

       Unrealized gain (loss) on securities is the only component of other comprehensive income and accumulated other comprehensive income for the years ended December 31, 1999, 1998 and 1997.

(24)   MINORITY INTEREST

       AUTO ONE COMMON STOCK

       In connection with the GSAC Acquisition, Auto One issued 250 shares of its common stock par value $1.00 per share, representing a 20% interest in Auto One. The carrying value of Auto One's common stockholders' equity attributable to the minority stockholders at December 31, 1999 has been reduced to zero as a result of realized operating losses of Auto One.

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

       In connection with the Bank Preferred Stock Tender Offers, 2,688,959 shares of the 11 1/2% Preferred Stock were purchased by GS Holdings during the year ended December 31, 1998 for a total redemption price of $301.3 million. These transactions reduced minority interest by $268.9 million on the Company's consolidated balance sheet and resulted in a charge of $32.4 million to minority interest expense.

       On September 1, 1999, the remaining 318,341 outstanding shares of 11 1/2% Preferred Stock were redeemed at $105.75 per share, for a total redemption price of $33.7 million. This transaction reduced minority interest by $31.8 million on the Company's consolidated balance sheet and resulted in a charge of $1.8 million to minority interest expense. See note 5.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Dividends are payable quarterly at an annual rate of 11.50% per share when declared by the Bank's Board of Directors. Dividends paid on the 11 1/2% Preferred Stock for each year ended December 31, 1999, 1998 and 1997 totalled $34.6 million, of which $1.8 million, $26.8 million and $34.6 million was included in minority interest expense in 1999, 1998 and 1997, respectively.

       10 5/8% PREFERRED STOCK

         In connection with the Cal Fed Acquisition, California Federal assumed Old California Federal's 10 5/8% noncumulative perpetual preferred stock, with a liquidation value of $172.5 million (the "10 5/8% Preferred Stock" and, together with the 11 1/2% Preferred Stock, the "Bank Preferred Stock").

       In connection with the Bank Preferred Stock Tender Offers, 1,117,701 shares of the 10 5/8% Preferred Stock were purchased by GS Holdings during the year ended December 31, 1998 for a total redemption price of $121.7 million. These transactions reduced minority interest by $111.8 million on the Company's consolidated balance sheet and resulted in a charge of $9.9 million to minority interest expense.

       On April 1, 1999, the remaining 607,299 outstanding shares were redeemed at $105.313 per share, for a total redemption price of $63.9 million. This transaction reduced minority interest by $60.7 million on the Company's consolidated balance sheet and resulted in a charge of $3.2 million to minority interest expense. See note 5.

         Cash dividends on the 10 5/8% Preferred Stock are noncumulative and are payable at an annual rate of 10 5/8% per share if, when, and as declared by the Board of Directors of the Bank. Dividends paid on the 10 5/8% Preferred Stock for each year ended December 31, 1999, 1998 and 1997 totalled $18.3 million, of which zero, $15.3 million and $18.3 million was included in minority interest expense in 1999, 1998 and 1997, respectively.

       REIT PREFERRED STOCK

       In November 1996, the Bank formed California Federal Preferred Capital Corporation ("Preferred Capital Corp.") for the purpose of acquiring, holding and managing real estate mortgage assets. Preferred Capital Corp. is a Maryland corporation and qualifies as a real estate investment trust ("REIT"), for federal income tax purposes. All of Preferred Capital Corp.'s common stock is owned by the Bank. Pursuant to a subservicing agreement with the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC"), FNMC services Preferred Capital Corp.'s mortgage assets.

       On January 31, 1997, Preferred Capital Corp. issued to the public $500 million of its 9 1/8% Noncumulative Exchangeable Preferred Stock ("REIT Preferred Stock"), which is reflected in the Company's consolidated balance sheet as minority interest. Preferred Capital Corp. used the proceeds from such offering to acquire mortgage assets from the Bank. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. The annual cash dividends on the 20,000,000 shares of REIT Preferred Stock, assuming such dividends are declared by the Board of Directors of Preferred Capital Corp., are expected to approximate $45.6 million per year. As long as Preferred Capital Corp. qualifies as a REIT, a distribution on the REIT Preferred Stock will be a dividends-paid deduction by Preferred Capital Corp. for tax purposes. Dividends paid on the REIT Preferred Stock during 1999, 1998 and 1997 were $26.4 million, $33.1 million and $36.6 million, respectively, net of the income tax benefit.

       The REIT Preferred Stock ranks prior to the common stock of Preferred Capital Corp. and to all other classes and series of equity securities subsequently issued, other than any class or series expressly designated as being on a parity with or senior to the REIT Preferred Stock as to dividends and liquidating distributions.

       Holders of the REIT Preferred Stock have no voting rights, except as required by law or certain limited circumstances.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Except in the event of a change of control or upon certain tax events, the REIT Preferred Stock is not redeemable prior to January 31, 2002. The REIT Preferred Stock is redeemable solely at the option of Preferred Capital Corp. or its successor or any acquiring or resulting entity with respect to Preferred Capital Corp. (including by any parent or subsidiary of Preferred Capital Corp., any such successor or any such acquiring or resulting entity), as applicable, at any time on and after January 31, 2002 in whole or in part, at $26.14 per share on or after January 31, 2002 and prior to January 31, 2003, and at prices decreasing pro rata annually thereafter to the stated liquidation value of $25 per share on or after January 31, 2007, plus declared and unpaid dividends, if any, without interest. Upon change of control, the REIT Preferred Stock is redeemable on or prior to January 31, 2002 at the option of Preferred Capital Corp. or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of Preferred Capital Corp., any such successor or any such acquiring or resulting entity), as applicable, in whole, but not in part, at a price per share equal to: (a) $25, plus (b) an amount equal to declared and unpaid dividends, if any, to the date fixed for redemption; without interest and without duplication, an additional amount equal to the amount of dividends that would be payable on the REIT Preferred Stock in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be declared), plus (c) a specified make whole premium.

       Each share of REIT Preferred  Stock will be exchanged  automatically  for one newly issued share of preferred stock of the Bank having substantially the same terms as the REIT Preferred Stock (the "9 1/8% Preferred Stock") if the appropriate federal regulatory agency directs in writing such exchange because
(a) the Bank becomes "undercapitalized" under prompt corrective action regulations, (b) the Bank is placed into conservatorship or receivership or (c) the appropriate federal regulatory agency, in its sole discretion, anticipates the Bank becoming "undercapitalized" in the near term. If issued, the 9 1/8% Preferred Stock will rank on a parity with the Bank Preferred Stock.

       PRE-MERGER TAX BENEFITS

       During 1999, minority interest expense of $79.0 million was recorded based upon changes to estimated pre-merger tax benefits retained by GSB Investments and Hunter's Glen. This amount was fully offset by an income tax benefit to GS Holdings in the same period. See note 28.

(25)   STOCKHOLDER'S EQUITY

       PREFERRED STOCK

       In March 1998, the Company redeemed all remaining 1,666.7 outstanding shares of the floating rate cumulative perpetual preferred stock of FN Holdings ("FN Holdings Preferred Stock"), reducing stockholder's equity by $25.0 million. The redemption price was equal to the liquidation value of $15,000 per share. Upon redemption of the FN Holdings Preferred Stock, all remaining 52.5 shares of another series of the FN Holdings Preferred Stock which had been issued in conjunction with stock dividends ("Additional FN Holdings Preferred Stock") totalling $0.8 million liquidation value, was contributed to the capital of the Company, without any payment therefore. Such shares were retired and cancelled.

       Dividends on the FN Holdings Preferred Stock totalled $0.6 million and $12.8 million during 1998 and 1997, respectively, including the issuance of Additional FN Holdings Preferred Stock of $0.1 million and $2.2 million.

       COMMON STOCK

       In connection with the Golden State Merger, First Gibraltar, holder of 100% of class A common stock of the Company and Hunter's Glen, which was controlled by the Bank's Chairman and was holder of 100% of class B common stock of the Company, received 56,722,988 shares of Golden State stock in consideration for all of the shares of class A and class B common stock of the Company. Subsequent to the Golden State Merger, GSB Investments became the owner of the shares previously issued to First Gibraltar. Prior to this transaction, class B common stock represented 20% of the voting common shares of the company (representing approximately 15% of the voting power of the common stock). Class A common stock represented 80% of the voting common shares of the Company (representing approximately 85% of the voting power of the common stock).

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       In connection with the Golden State Merger, the Company issued 1,000 shares of its common stock with par value of $1.00 per share. The common stock of the company is owned 100% by its parent, Golden State.

       Dividends and distributions on the Company's common stock in 1999 totalled $225.5 million. During 1999, the Company also recorded a $66.4 million adjustment to the initial dividend of tax benefits to parent related to the Company's deconsolidation from its tax reporting group. See "Retained Earnings." Dividends and distributions on the Company's common stock in 1998 totalled $874.2 million, consisting of the following: (a) $28.5 million on the class A stock; (b) $7.1 million on the class B stock; (c) $211.2 million related to the Company's deconsolidation from its tax reporting group as a result of the Golden State Merger; (d) $553.7 million related to the Parent Holdings Defeasance and
(e) $73.7 million on common stock. Dividends on the Company's class A and B common stock during 1997 totalled $56.9 million and $14.2 million, respectively.

       ADDITIONAL PAID-IN CAPITAL

       During 1999, the Company received a capital contribution from its parent of $40 million. In addition, the Company recorded an adjustment during 1999 to the purchase price in the Golden State Acquisition of $12.4 million. See note 3.

       RETAINED EARNINGS

       During 1999, the Company recorded a $66.4 million increase in retained earnings representing an adjustment to reduce the initial dividend of tax benefits to parent upon the Company's deconsolidation from its tax reporting group on September 11, 1998. See note 28.

       PAYMENT OF DIVIDENDS

       The terms of the GS Escrow Notes indenture generally will permit the Company to make distributions of up to 75% of the Consolidated Net Income (as defined therein) of GS Holdings since July 1, 1998 if after giving effect to such distribution, (a) the Bank is "well capitalized" under applicable OTS regulations and (b) the Consolidated Common Stockholder's Equity (as defined therein) of the Bank is at least equal to the Minimum Common Equity Amount (as defined therein). The Federal thrift laws and regulations of the Office of Thrift Supervision (the "OTS") limit the Bank's ability to pay dividends on its preferred or common stock. The Bank generally may not pay dividends without the consent of the OTS if, after the payment of the dividends, it would not be deemed "adequately capitalized" under the prompt corrective action standards of the Federal Deposit Insurance Corporation Improvement Act of 1991.

       As of December 31, 1999, the Bank could pay dividends of $102.8 million without the consent of the OTS and it could pay dividends of $461.5 million and still be "well-capitalized." As of December 31, 1999, the Company could pay dividends, in addition to those already paid, of $222.4 million without violating the most restrictive terms of the GS Escrow Notes indenture.

(26)   REGULATORY CAPITAL OF THE BANK

       The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Quantitative measures established by regulation to insure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and leverage capital to adjusted total assets, and of Tier 1 and total risk-based capital to risk-weighted assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

       As of December 31, 1999 and 1998, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the institution's category.

       The Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are presented in the following table (dollars in thousands):

                                                                      To be Adequately
                                               Actual                   Capitalized                To be Well Capitalized
                                        ----------------------      ----------------------        ------------------------
                                                     As a % of                   As a % of                       As a % of
            1999                         Amount       Assets         Amount       Assets           Amount         Assets
---------------------------              ------       ------         ------       ------           ------         ------
Stockholder's equity of the Bank
        per financial statements        $3,555,851
Minority interest                          500,000
Net unrealized holding loss                275,625
                                        ----------
                                         4,331,476

Adjustments for tangible and
        leverage capital:
        Goodwill litigation assets        (158,713)
        Intangible assets                 (819,561)
        Non-includable subsidiaries        (59,579)
                                        ----------
Total tangible capital                  $3,293,623     5.81%        $  849,649     1.50%                              N/A
                                        ==========                  ==========
Total leverage capital                  $3,293,623     5.81%        $2,265,731     4.00%          $2,832,163        5.00%
                                        ==========                  ==========                    ==========
Tier 1 risk-based capital               $3,293,623    11.36%               N/A       N/A          $1,734,619        6.00%
                                        ==========                                                ==========

Adjustments for risk-based
        capital:
        Qualifying subordinated
              debt                          92,602
        General loan loss allowance        363,328
        Qualifying portion of
              unrealized holding gains          37
        Low level recourse                 (10,619)
        Assets required to be
              deducted                     (13,559)
                                        ----------
        Total risk-based capital        $3,725,412    12.89%        $2,312,825     8.00%          $2,891,031       10.00%
                                        ==========                  ==========                    ==========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                                      To be Adequately
                                               Actual                   Capitalized                To be Well Capitalized
                                        ----------------------      ----------------------        ------------------------
                                                     As a % of                   As a % of                       As a % of
            1999                         Amount       Assets         Amount       Assets           Amount         Assets
---------------------------              ------       ------         ------       ------           ------         ------
Stockholder's equity of the Bank
        per financial statements        $3,678,712
Minority interest                          498,348
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
                                        ==========                                                ==========

Adjustments for risk-based
        capital:
        Qualifying subordinated
              debt                          93,210
        General loan loss allowance        345,583
        Qualifying portion of
              unrealized holding gains          73
        Low level recourse                 (11,759)
        Assets required to be
              deducted                     (38,234)
                                        ----------
        Total risk-based capital        $3,206,094    11.69%        $2,193,980     8.00%          $2,742,475    10.00%
                                        ==========                   ==========                    ==========

(27)   OTHER NONINTEREST EXPENSE

       Other noninterest expense amounts are summarized as follows for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                                    1999        1998          1997
                                                                                  --------     -------      --------
      Other noninterest expense:
          Telephone                                                               $ 26,088    $ 19,640      $ 15,932
          Marketing                                                                 31,814      19,597        20,186
          Data processing                                                           23,440      15,707        12,402
          Savings Association Insurance Fund deposit insurance premium              14,230      11,055        10,680
          Insurance and surety bonds                                                 7,412       6,027         5,642
          Postage                                                                   13,021      10,023         8,070
          Printing, copying and office supplies                                     12,968      11,179         9,230
          Employee travel                                                           13,855      10,386         8,745
          Clerical and other losses                                                 18,703      10,534        11,410
          Other expense                                                             58,051      45,212        53,003
                                                                                 ---------   ---------     ---------
                                                                                  $219,582    $159,360      $155,300
                                                                                  ========    ========      ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(28)   INCOME TAXES

       Total income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 was allocated as follows (in thousands):

                                                                1999            1998         1997
                                                              ---------      ---------      -------
  Income before income taxes, extraordinary items
       and minority interest                                  $ 234,263      $ (96,300)     $47,148
  Extraordinary items                                              1,801        (68,168)          --
  Net unrealized holding (loss) gain on securities
       available for sale                                      (205,973)          (881)          17
  Provision in lieu of income taxes - minority interest          79,005             --           --
                                                              ---------      ---------      -------
                                                              $ 109,096      $(165,349)     $47,165
                                                              =========      =========      =======

       Income tax expense (benefit) attributable to income before income taxes, extraordinary items and minority interest consisted of (in thousands):

                                                                  1999             1998           1997
                                                                --------        ---------       -------
  Federal
      Current                                                   $ 33,843        $  66,918       $ 5,908
      Deferred                                                   117,796         (223,094)           --
                                                                --------        ---------       -------
                                                                 151,639         (156,176)        5,908

  State and local
      Current                                                     54,047           49,775        31,799
      Deferred                                                    28,577           10,101         9,441
                                                                --------        ---------       -------
                                                                  82,624           59,876        41,240
                                                                --------        ---------       -------
  Income tax expense (benefit) before provision in
     lieu of income taxes                                        234,263          (96,300)       47,148
  Provision in lieu of income taxes - minority interest           79,005               --            --
                                                                --------      -----------       -------
  Total income tax expense (benefit)                            $313,268        $ (96,300)      $47,148
                                                                ========        =========       =======

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The consolidated income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 differs from the amounts computed by applying the statutory federal corporate tax rate of 35% for 1999, 1998 and 1997 to income before income taxes, extraordinary items and minority interest as follows (in thousands):

                                                                      1999            1998            1997
                                                                    --------        ---------       ---------
      Computed "expected" income tax expense                        $240,374        $ 157,625       $ 104,251
      Increase (decrease) in taxes resulting from:
          State income taxes, net of federal income
              tax benefit                                             53,705           38,919          26,806
          Tax exempt income                                           (1,010)              --              (5)
          Amortization of excess cost over fair
              value of net assets acquired                            22,355           17,613          16,959
          Adjustment to prior year's tax expense                      (2,693)              --              --
          Unrealized holding (loss) gain on securities
              available for sale recognized for tax purposes              --               --         (12,234)
          Other                                                          537              181           2,843
          Adjustments to deferred tax asset fully offset by
              valuation allowance:
                 Temporary differences from acquisitions                  --               --        (107,416)
                 Adjustment to deferred tax asset                    (12,169)          17,561         (16,911)
                 REIT Preferred Stock dividends                           --           (6,700)        (14,682)
          Change in the beginning-of-the-year balance of
              the valuation allowance for deferred tax assets
              allocated to income tax expense                         12,169         (321,499)         47,537
                                                                    --------        ---------       ---------
                                                                    $313,268        $ (96,300)      $  47,148
                                                                    ========        =========       =========

     The significant components of deferred income tax (benefit) expense attributable to income before income taxes, extraordinary items and minority interest are as follows (in thousands):

                                                                      1999             1998          1997
                                                                    --------        ---------      ---------
      Deferred tax expense (exclusive of the effects
          of other components listed below)                         $117,796        $  87,544      $  91,472
      Adjustment to deferred tax asset fully offset by
          valuation allowance                                        (12,169)          10,861       (139,009)
      Increase (decrease) in beginning-of-the-year balance
          of the valuation allowance for deferred tax assets          12,169         (321,499)        47,537
                                                                    --------        ---------      ---------
                                                                    $117,796        $(223,094)     $      --
                                                                    ========        =========      =========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


             The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                            1999               1998
                                                                         ---------           ---------
       Deferred tax assets:
          Net operating loss carryforwards                               $ 239,197           $ 354,281
          Foreclosed real estate                                               906               2,182
          Deferred interest                                                  2,287               8,509
          Loans receivable                                                 140,999              77,523
          Miscellaneous accruals                                            68,333             161,540
          Accrued liabilities                                               43,058              33,468
          State taxes                                                       67,056              35,171
          Purchased mortgage servicing rights                              105,241             221,743
          Alternative minimum tax credit and investment tax
              credit carryforwards                                          72,980              15,347
          Unrealized losses on securities available for sale               201,701                  --
          Other                                                             11,560              16,749
                                                                         ---------           ---------
               Total gross deferred tax assets                             953,318             926,513
               Less valuation allowance                                   (251,234)           (239,065)
                                                                         ---------           ---------
               Net deferred tax assets                                     702,084             687,448
                                                                         ---------           ---------

       Deferred tax liabilities:
          Mortgage servicing rights                                        182,466             238,938
          Purchase accounting adjustments                                    5,191               2,071
          FHLB stock                                                       126,904             101,595
          Unrealized gains on securities available for sale                     --               4,271
          Goodwill litigation                                              111,746             111,746
          Other                                                            174,899             155,024
                                                                         ---------           ---------
               Net deferred tax liabilities                                601,206             613,645
                                                                         ---------           ---------
               Net deferred tax assets and liabilities                   $ 100,878           $  73,803
                                                                         =========           =========

       The net change in the total valuation allowance for the year ended December 31, 1999 was an increase of $12.2 million which is attributable to income before income taxes and minority interest.

       Based on resolutions of federal tax audits and favorable future earnings expectations, management changed its judgment about the realizability of the Company's net deferred tax assets and reduced the valuation allowance by $250 million in the second quarter of 1998. Management believes that the realization of the resulting deferred tax asset is more likely than not, based upon the expectation that the Company will generate the necessary amount of taxable income in future periods.

       In connection with the Golden State Merger, the Company deconsolidated from the Mafco Group. As a result, only the amount of the net operating losses ("NOLs") of the Company not utilized by the Mafco Group on or before December 31, 1998 are available to offset taxable income of the Company thereafter. At September 11, 1998, had the Company filed a consolidated federal income tax return on behalf of itself and its subsidiaries for each of the years since the formation of the Company, it would have had regular NOL carryforwards for federal income tax purposes of approximately $1.7 billion. Upon deconsolidation, the NOLs available to offset taxable income of the Company was initially estimated to be reduced by $757 million. This reduction of NOLs and other tax attributes (the "Deconsolidation Adjustment") resulted in a $211.2 million reduction in retained earnings during 1998.

       Based upon the actual filing of the Mafco Group and GS Holdings 1998 consolidated federal income tax returns during the third quarter of 1999, tax benefits of $79.0 million were recognized. The tax benefit is fully offset by an increase in minority interest expense, since under the Golden State Merger agreement, the tax benefits from any NOLs and other tax attributes of Parent Holdings and its subsidiaries are retained by GSB Investments and Hunter's Glen.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       In addition, the Company recorded an adjustment of $66.4 million to reduce the initial dividend of tax benefits to GSB Investments and Hunter's Glen due to its deconsolidation from the Mafco Group, which was recorded as an increase to retained earnings during 1999.

       At December 31, 1999, the Company had regular NOL carryforwards for federal income tax purposes of approximately $683 million which are available to offset future federal taxable income, if any, through 2009. In addition, the Company had alternative minimum tax credit carryforwards of approximately $70 million which are available to offset future federal regular income taxes, if any, over an indefinite period. The IRS is examining the 1991 through 1995 federal income tax returns of Holdings and any NOL carryforwards are subject to review and disallowance, in whole or in part, by the IRS.

       In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax liability has not been recognized for the base year reserves of the Bank. The base year reserves are generally the balance of the tax bad debt reserve as of December 31, 1987 reduced proportionately for reductions in the Bank's loan portfolio since that date. At December 31, 1999, the amount of those reserves was $305 million. The amount of the unrecognized deferred tax liability at December 31, 1999 was $107 million. Pursuant to the Act, circumstances that may require an accrual of this unrecorded tax liability are a failure to meet the definition of a "bank" for federal income tax purposes, dividend payments in excess of tax earnings and profits, and other distributions, dissolution, liquidation or redemption of stock, excluding preferred stock meeting certain conditions.

(29)   EMPLOYEE BENEFIT PLANS

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

       In connection with the Glen Fed Merger, the Bank assumed Glendale Federal's defined benefit pension plan (the "Glendale Federal Retirement Plan") and the Redlands Federal Bank defined benefit plan, (collectively "the Glen Fed Pension Plan"), which covered substantially all employees of Glendale Federal. The Glen Fed Pension Plan was frozen upon the merger on September 11, 1998 and no additional benefits accrued after such time. Effective October 15, 1998, the Glen Fed Pension Plan was merged with and into the Old California Federal defined benefit plan. The fair value of the assets transferred was $102.0 million. The Old California Federal defined benefit plan also includes the former SFFed benefit plan.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The following table sets forth the changes in the plan's benefit obligations and fair value of plan assets, as well as the funded status at December 31, 1999 and 1998 (in thousands):

                                                                          Non-Qualified Plans          Qualified Plan
                                             Postretirement Benefits       Pension Benefits           Pension Benefits
                                             -----------------------       ----------------           ----------------
                                               1999          1998          1999         1998          1999        1998
                                               ----          ----          ----         ----          ----        ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year      $ 8,166      $ 4,125        $ 15,481    $  9,206      $136,818     $ 35,795
Service Cost                                     612          309              --          --            --           --
Interest cost                                    539          317           1,000         723         8,059        4,157
Amendments                                        --           --              --          --            --           --
Actuarial (gain) loss                           (717)         182             868       1,634       (23,792)       9,218
Glen Fed Merger                                   --        3,446              --       5,025            --       95,900
Acquisitions                                      --           --              --          --            --           --
Settlements                                       --           --              --          --            --           --
Benefits paid                                   (352)        (213)         (1,994)     (1,107)       (9,162)      (8,252)
                                             -------      -------        --------    --------      --------     --------
Benefit obligation at end of year            $ 8,248      $ 8,166        $ 15,355    $ 15,481      $111,923     $136,818
                                             =======      =======        ========    ========      ========     ========

CHANGE IN PLAN ASSETS
Fair value at beginning of year              $    --      $    --        $     --      $   --      $139,390     $ 29,754
Actual return on plan assets                      --           --              --          --        15,548          388
Glen Fed Merger                                   --           --              --          --            --      117,500
Employer contribution                             --           --           1,994       1,107            --           --
Benefits paid                                                              (1,994)     (1,107)       (9,161)      (8,252)
                                             -------      -------        --------    --------      --------     --------
                                                  --           --
Fair value at end of year                    $    --      $    --        $     --    $     --      $145,777     $139,390
                                             =======      =======        ========    ========      ========     ========

Funded Status                                $(8,248)     $(8,166)       $(15,355)   $(15,481)     $ 33,854     $  2,572
Unrecognized actuarial loss                       --           --              --          --       (10,660)      16,656
                                           ---------      -------        --------    --------      --------     --------

Prepaid (accrued) benefit cost
        recognized in the consolidated
        balance sheet                        $(8,248)     $(8,166)       $(15,355)   $(15,481)     $ 23,194     $ 19,228
                                             =======      =======        ========    ========      ========     ========

       Assumptions used in computing the funded status were:

                                                                             Non-Qualified Plans        Qualified Plan
Weighted Average Assumptions as of             Postretirement Benefits        Pension Benefits         Pension Benefits
          December 31,                         -----------------------       -------------------       ----------------
----------------------------------                1999        1998             1999        1998        1999       1998
                                                  ----        ----             ----        ----        ----       ----
Discount rate                                     6.75%       6.75%            7.25%       6.00%       7.25%      6.00%
Expected return on plan assets                     N/A         N/A             9.00        9.00        9.00       9.00
Rate of compensation increase                     0.00%       0.00             0.00        0.00        0.00       0.00

       The initial health care cost trend rate for medical benefits in 2000 is assumed to be 8%, the average trend rate is assumed to be 6.53% and the ultimate trend rate is assumed to be 5.25%, which will be reached in seven years.

       At December 31, 1999, an increase of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to increase by $0.9 million, and the service and interest cost to increase by less than $0.2 million. At December 31, 1999, a decrease of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to decrease by $0.8 million, and the service and interest costs to decrease by $0.1 million.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The net periodic benefit cost for the years ended December 31, 1999, 1998 and 1997 included the following components (in thousands):

                                                                                         Qualified and
                                                                                         Non-Qualified
                                                Postretirement Benefits                Pension Benefits
                                              ---------------------------        ---------------------------
                                              1999        1998       1997        1999       1998        1997
                                              ----        ----       ----        ----       ----        ----
      Service Cost                            $612        $309     $   364    $     --    $    --     $   --
      Interest cost                            539         317         498       9,059      4,880      3,453
      Expected return on plan assets            --          --          --     (12,320)    (5,648)    (3,306)
      Recognized net actuarial loss (gain)    (717)        182      (3,104)      1,164      2,293      1,611
      Settlement/curtailment gain               --          --          --                              (404)
                                              ----        ----     -------    --------    -------     ------
         Net periodic cost (income)           $434        $808     $(2,242)   $ (2,097)   $ 1,525     $1,354
                                              ====        ====     =======    ========    =======     ======

       DEFINED CONTRIBUTION PLAN

       The Bank offers a defined contribution plan, which is available to substantially all employees with at least six months of employment. Employee contributions are voluntary. The plan provides for the deferral of up to 12% of eligible compensation of plan participants not to exceed the maximum allowed by the Internal Revenue Service. The Bank's matching contribution was a maximum of 100% of up to the first 3% of employee deferrals. The annual discretionary employer profit sharing contribution is a maximum of 3% of eligible compensation. It can be declared at any level in the range from 0% to 3%. Employees vest immediately in their own deferrals and any employer profit sharing contributions and vest in employer matching contributions based on completed years of service. The Bank's contributions to such plan totalled $14.6 million, $9.3 million and $3.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

       In the Cal Fed Acquisition, contributions made to Old California Federal's defined contribution plan (the "Investment Plus Plan") became 100% vested at the date of acquisition. Effective December 31, 1997, the Investment Plus Plan was merged with and into the First Nationwide Employees' Investment
Plan, which was renamed in 1997 the California Federal Employees' Investment Plan. The fair value of assets transferred was $33.6 million.

     Effective January 1, 1999, the California Federal Employees' Investment Plan was amended to provide for automatic enrollment into the plan at a contribution rate of 3% unless the employee opts, in writing, to participate at a different deferral rate, or to opt out of the plan. Effective January 15, 1999, the plan was amended to allow the use of certain employer and employee contributions to purchase Golden State Common Stock at market prices. Contributions to the plan were used to purchase 341,024 shares for $6.9 million in 1999. Sales by the plan of Golden State shares during 1999 were 52,126 shares for $1.1 million. Effective March 1, 1999, the plan was also amended to reduce the length of required service to six months before an employee can contribute to the plan and to amend the enrollment date to the first of the applicable month.

       Effective January 1, 2000, the California Federal Employees' Investment Plan was amended to take advantage of the safe harbor match provision of the Internal Revenue Code which provides for employer matching contributions of 100% of the first 3% of employee deferrals and 50% of the next 2% of employee deferrals. The safe harbor match provision also requires immediate 100% vesting of all contributions to the plan, a change which was executed effective January 1, 2000.

       In connection with the Glen Fed Merger, the Bank assumed sponsorship of the Glendale Federal's defined contribution plan. This plan was frozen at the merger date, therefore no contributions were made to the plan subsequent to the merger date. The plan is being maintained as a separate plan. It is anticipated that Glendale Federal's plan will be merged with the Bank's plan in the second quarter of 2000.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       STOCK PLANS

       At December 31, 1999, the Bank is administering the following stock-based compensation plans: pre-merger stock option plans and the Golden State Bancorp Inc. Omnibus Stock Plan (the "Omnibus Stock Plan").

       In connection with the Glen Fed Merger, the Bank is administering stock option plans that provided for the granting of options of Golden State Common Stock to employees and directors. All pre-merger stock option plans expired on August 18, 1998 as to the making of additional grants. Upon the consummation of the merger on September 11, 1998, substantially all options outstanding became exercisable.

       On May 17, 1999, the Omnibus Stock Plan was approved, providing for the granting of Golden State stock options and restricted stock, as well as other instruments, to employees of Golden State and its subsidiaries and affiliates, non-employee directors and to consultants who provide significant services to Golden State. The total number of shares available for grant through March 15, 2009 under the Stock Plan is 7,000,000 shares, which may be issued from treasury or from authorized but unissued shares.

       Non-qualified options granted under the stock plan generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant.

       The following is a summary of the transactions under all stock option plans:

                                                                                               Weighted
                                                      Number of         Range of Option     Average Exercise
                                                        Shares               Prices               Price
                                                      ---------         ---------------     ----------------
       Outstanding at September 11, 1998              2,238,326         $ 9.00 - $35.00         $19.99
       Canceled or expired                              193,334         $28.50 - $28.50         $28.50
       Exercised                                         51,205         $12.63 - $17.75         $14.80
                                                      ---------
       Outstanding at December 31, 1998               1,993,787         $ 9.00 - $35.00         $19.30
       Granted                                        1,352,000         $23.50 - $23.50         $23.50
       Cancelled or expired                             276,000         $23.50 - $28.50         $28.10
       Exercised                                        508,705         $ 9.00 - $17.75         $13.44
                                                      ---------
       Outstanding at December 31, 1999               2,561,082         $ 9.00 - $35.00         $21.74
                                                      =========

       Information about stock options outstanding at December 31, 1999 was as follows:

                                               Options Outstanding                          Options Exercisable
                             -------------------------------------------------------   ------------------------------
                                 Options         Weighted Average        Weighted          Shares         Weighted
                               Outstanding    Remaining Contractual       Average        Exercisable       Average
Exercise Price Range         at End of Year      Life (in years)      Exercise Price   at End of Year  Exercise Price
--------------------         --------------      ---------------      --------------   --------------     --------
   $ 9.00 - $12.63               337,000                4.6                   $11.35       337,000            $11.35
   $14.50 - $17.75               432,082                6.4                   $16.57       432,082            $16.57
   $23.50 - $23.50             1,330,000                9.5                   $23.50            --                --
   $28.50 - $35.00               462,000                7.7                   $29.06       462,000            $29.06

       No compensation cost was recognized by the Company for stock options granted during 1999, in accordance with the intrinsic value accounting methodology prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of Golden State's common stock at the measurement date over the exercise price of the award.

       If compensation cost during 1999 for the Omnibus Stock Plan had been determined based on the fair value of the awards at the grant dates, net income would have been $331.3 million. The fair values of the options were estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


used for the stock options awarded during 1999: risk-free interest rate of 5.60%; expected option life of 7 years; expected volatility of 41.3%; no expected dividends; and a forfeiture rate of 5%. Since pro forma compensation cost relates to all periods over which the awards vest, the impact on pro forma net income may not be representative of compensation cost in subsequent years when the effect of the amortization of multiple awards would be reflected.

       The grant date fair value of the Golden State options granted during 1999 was $12.45 per share. The exercise price of each option equals the market price of Golden State's Common Stock on the date of the grant.

       On July 19, 1999, Golden State awarded to certain of the Company's employees 56,908 shares of Golden State restricted common stock. The market value on the date of the award was $22.38 per share. These shares vest over two years in one-half increments on the anniversary of the grant date, contingent upon the continued service of the employee. The compensation expense related to this award is recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During 1999, $0.5 million in compensation expense was recognized related to such award. These restricted shares have full voting rights.

(30)   INCENTIVE PLAN

       On May 17, 1999, the Golden State Bancorp Inc. Executive Compensation Plan ("ECP") was approved, providing for performance-based incentive awards to senior executives of the Company. Awards may be paid in cash; however up to 50% may be payable in Golden State restricted common stock granted under the Omnibus Stock Plan discussed in note 29. Compensation expense totalling $9.1 million relating to the ECP was recorded during the year ended December 31, 1999.

       In addition, effective October 1, 1995, FN Holdings entered into a management incentive plan ("Incentive Plan") with certain executive officers of the Bank ("Participants"). Awards under the Incentive Plan were made in the form of performance units. Each performance unit entitled Incentive Plan Participants to receive cash and/or stock options ("Bonuses") based upon the Participants' vested interest in a bonus pool. Generally, the Incentive Plan provided for the payment of Bonuses, on a quarterly basis, to the Participants upon the occurrence of certain events. Bonuses vested at 20% per year beginning October 1, 1995 and were subject to a cap of $50 million. Bonuses were recorded by a charge to compensation and employee benefits and an increase to other liabilities. The Glen Fed Merger constituted a change of control pursuant to the terms of the Incentive Plan and, as such, cash payments were made to the Participants on September 11, 1998.

(31)   EXTRAORDINARY ITEMS

       During the fourth quarter of 1999, the FHLB called and the Bank prepaid $500 million in FHLB advances, resulting in an extraordinary gain of $2.7 million, net of income taxes, on the early extinguishment of such borrowings.

       On December 20, 1999, the Bank repurchased all of the remaining $6.0 million outstanding principal amount of the 11.20% Senior Notes assumed in the SFFed Acquisition, resulting in an extraordinary loss of $0.2 million, net of income taxes, on the early extinguishment of debt.

       In connection with the Debt Tender Offers during 1998, GS Holdings purchased $914.5 million aggregate principal amount of the FN Holdings Notes for an aggregate purchase price, including accrued interest payable of $1.1 billion, resulting in an extraordinary loss of $98.7 million, net of income taxes, on the early extinguishment of such debt.

(32)   COMMITMENTS AND CONTINGENCIES

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


include commitments to extend credit and purchase loans (mortgage loan pipeline) and mandatory and optional forward commitments to sell loans.

       The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 1999 (in thousands):

                                                                          December 31,
                                                                   ----------------------------
                                                                     1999               1998
                                                                   ----------         ---------
       Commitments to originate loans:
             Fixed rate                                            $  394,923        $1,362,727
             Variable rate                                          1,078,909           780,759
       Commitments to purchase loans                                1,434,893         1,823,837
       Mandatory commitments to sell loans                            903,526         2,746,839

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

       Loans in process for which rates were committed to the borrower totalled approximately $1.2 billion at December 31, 1999. On a daily basis, the Company determines what percentage of the portfolio of loans in process for which rate commitments have been extended to a borrower to hedge. Both the anticipated percentage of the pipeline that is expected to fund and the inherent risk position of the portfolio are considered in making this determination.

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

       Realized gains and losses on mandatory and optional-delivery forward commitments are recognized in the period settlement occurs. At December 31, 1999, unrealized gains resulting from the use of forward commitments to sell loans were $3.3 million. Unrealized gains and losses on mandatory and optional-delivery forward commitments are included in the lower of cost or market valuation adjustment to mortgage loans held for sale.

       The Company is party to an agreement with FNMA pursuant to which FNMA provided credit enhancements for certain bond-financed real estate projects originated by Old FNB. The agreement requires that the Company pledge to FNMA collateral in the form of certain eligible securities which are held by a third party trustee. The collateral requirement varies based on the balance of the bonds outstanding, losses incurred (if any), as well as other factors. At December 31, 1999, the Company had pledged as collateral certain investment securities, mortgage-backed securities available for sale and mortgage-backed securities held to maturity with carrying values of $15.7 million, $18.0 million and $18.9 million, respectively.

       At December 31, 1999, the Bank had pledged as collateral certain mortgage-backed securities available for sale and held to maturity with carrying values of $197.9 million and $6.2 million, respectively, to guarantee credit enhancements on multi-family bond issues and loans securitized by FNMA and FHLMC.

       At December 31, 1999, the Bank had pledged as collateral certain mortgage-backed securities available for sale and held to maturity with carrying values of $164.5 million and $11.9 million, respectively, to guarantee state and local agency deposits, and certain deposits with the Federal Reserve Bank.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       At December 31, 1999, the Bank had pledged as collateral certain mortgage-backed securities available for sale with a carrying value of $25.8 million to cover the margin on interest rate swap agreements.

       In addition, the Bank retains principal and interest funds on securitized loans with appropriate collateral held and monitored by the trustee. The pledge agreement requires the collateral to be 150% of the average remittances for the prior twelve months, to be adjusted quarterly. At December 31, 1999, the Bank had pledged as collateral certain mortgage-backed securities available for sale and held to maturity with carrying values of $348.8 million and $13.1 million, respectively.

       In addition, at December 31, 1999, mortgage-backed securities available for sale and mortgage-backed securities held to maturity of $9.9 billion and $1.9 billion, respectively, were pledged as collateral for various obligations as discussed in notes 10, 11, 19 and 20. At December 31, 1998, mortgage-backed securities available for sale and mortgage-backed securities held to maturity of $8.4 billion and $2.5 billion, respectively, were pledged as collateral for various obligations.

       At December 31, 1999, $23.9 billion in residential loans were pledged as collateral for FHLB advances.

       At December 31, 1999 and 1998, loans receivable included approximately $6.4 billion and $7.8 billion, respectively, of loans that had the potential to experience negative amortization.

(33)   LEGAL PROCEEDINGS

       CALIFORNIA FEDERAL GOODWILL LITIGATION

       The Bank is the plaintiff in a lawsuit against the United States Government (the "Government"), California Federal Bank v. United States, Civil Action 92-138 (the "California Federal Goodwill Litigation"). In the California Federal Goodwill Litigation, the Bank alleged, among other things, that the Government breached certain contractual commitments regarding the computation of its regulatory capital for which the Bank sought damages and restitution. The Bank's claims arose from changes, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), with respect to the rules for computing Old California Federal's regulatory capital.

       In late 1997, a United States Court of Federal Claims (the "Claims Court") Judge ruled in favor of the Bank's motion for partial summary judgment as to the Government's liability to the Bank for breach of contract, and a formal order in that regard was subsequently issued. In late 1998, a second U.S. Claims Court Judge ruled that California Federal cannot meet its burden for proving lost profits damages and ordered that the case proceed to trial on the damage issue of restitution and reliance. The trial began in January 1999 and concluded in March 1999.

       On April 16, 1999, this second Claims Court Judge issued his decision on the damages claim against the Government in the California Federal Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $23.0 million. The summary judgment liability decision by the first Court of Claims Judge has been appealed by the Government and the damage award by the second Court of Claims Judge has been appealed by the Bank. All appellate briefs have been filed and it is anticipated that oral argument in the Federal Circuit Court of Appeals will take place in conjunction with the appellate argument in the Glendale Goodwill Litigation (as defined herein) in mid 2000.

       GLENDALE GOODWILL LITIGATION

       By virtue of the Glen Fed Merger, the Bank is also a plaintiff in a claim against the United States in a second lawsuit, Glendale Federal Bank v. United States, No.90-772C (the "Glendale Goodwill Litigation"). In the Glendale Goodwill Litigation, Glendale Federal sued the Government contending that FIRREA's treatment of supervisory goodwill constituted a breach by the Government of its 1981 contract with the Bank, under which the Bank had merged with a Florida thrift and was permitted to include the goodwill resulting from the merger in its regulatory capital. In 1992, the Claims Court found in favor of Glendale Federal's position, ruling that the Government

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


breached its express contractual commitment to permit Glendale Federal to include supervisory goodwill in its regulatory capital and that Glendale Federal is entitled to seek financial compensation.

       The trial began in February 1997 and concluded in September 1998. On April 9, 1999, the Claims Court issued its decision in the Glendale Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision has been appealed by the Government and the Bank. All appellate briefs have been filed by both the Government and the Bank and oral argument on the appeal will be scheduled in conjunction with the argument in the California Federal Goodwill Litigation in mid 2000.

       OTHER LITIGATION

       In addition to the California Federal Goodwill Litigation and the Glendale Goodwill Litigation, the Company and its subsidiaries are involved in other legal proceedings on claims incidental to the normal conduct of its businesses. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually, or in the aggregate, will not have a material effect on the Company or the Bank.

(34)   GOODWILL LITIGATION ASSETS

       In connection with the Cal Fed Acquisition, the Bank recorded as an asset part of the estimated after-tax cash recovery from the California Federal Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests in any such recovery (the "Goodwill Litigation Asset"). In connection with the Glen Fed Merger, the Bank recorded a second Goodwill Litigation Asset related to the estimated after-tax cash recovery from the Glendale Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the Litigation Tracking Warrants. The Goodwill Litigation Asset related to the California Federal Goodwill Litigation was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997. The Goodwill Litigation Asset related to the Glendale Goodwill Litigation was recorded at its estimated fair value of $56.9 million, net of estimated tax liabilities, as of September 11, 1998.

(35)   OFF-BALANCE-SHEET ACTIVITIES

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

       Listed below are unfunded financial instruments whose contract amounts represent credit risk at December 31, 1999 and 1998 (in thousands):

                                                                   Contract Amount
                                                             ----------------------------
      Commitments to extend credit                             1999                1998
      ----------------------------                           ----------           -------
      Unutilized consumer lines of credit                    $1,034,913          $905,907
      Unutilized commercial lines of credit                     159,744           169,536
      Commercial and standby letters of credit                    3,892             4,552

       Unutilized consumer lines of credit are commitments to extend credit. These lines are either secured or nonsecured and may be cancelled by the Company if certain conditions of the contract are not met. Many consumer line of credit customers are not expected to fully draw down their total lines of credit and, therefore, the total contractual amount of these lines does not necessarily represent future cash requirements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       Unutilized commitments under commercial lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized, usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

       Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all letters of credit issued have expiration dates within five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments in an amount deemed to be necessary.

       DERIVATIVE FINANCIAL INSTRUMENTS

       The Company utilizes various derivative instruments for other-than-trading purposes such as asset/liability management. The primary focus of the Company's asset/liability management program is to measure and monitor the sensitivity of the Company's net portfolio value and net income under varying interest rate scenarios. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on mortgage prepayment speeds, the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Company may consider the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

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

       The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to those agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, but does not expect any counterparties to fail their obligations. The Company deals only with primary dealers and the FHLB of San Francisco.

       Derivative instruments are generally either negotiated over-the-counter ("OTC") contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

       INTEREST RATE SWAPS

       The Company utilizes interest rate swaps primarily as an asset/liability management strategy to hedge against the interest rate risk inherent in variable-rate FHLB advances and securities sold under agreements to repurchase. Interest rate swap agreements are contracts to make or receive payments, such as making a series of floating rate payments in exchange for receiving a series of fixed rate payments. Payments related to swap contracts are made either monthly, quarterly or semi-annually by one of the parties depending on the specific terms of the related contract. The notional amount of the contracts, on which the payments are based, are not exchanged. The primary risks associated with swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       At December 31, 1999, interest rate swap agreements with a notional amount of $2.6 billion and a weighted average maturity of 5.2 years were outstanding. These agreements provided for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate. At December 31, 1999, the weighted average pay rate was 6.60% and the weighted average receive rate was 6.11%. No interest rate swap agreements were terminated in 1999 prior to maturity. At December 31, 1999, unrealized gains relating to the use of interest rate swaps were $51.9 million. These gains will be recognized over the life of the FHLB advances or securities sold under agreements to repurchase, as appropriate. There were no interest rate swap agreements outstanding at December 31, 1998.

       PRINCIPAL ONLY SWAPS

       The Company utilizes principal only ("PO") swap agreements to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. PO swap agreements simulate the ownership of a PO strip, the value of which is affected directly by prepayment rates themselves in an inverse manner as servicing rights, which act in a manner similar to interest only ("IO") strips. Under the terms of the PO swap agreements, the counterparty to the transaction purchases a PO strip and places the PO strip in a trust. The contracts entered into prior to December 31, 1998 call for the Company to pay floating interest to the counterparty based on: (a) an index tied to one month LIBOR and (b) the notional balance of the swap. The contract calls for the Company to receive cash from the counterparty based on the cash flows received from the PO strip. For all PO swap agreements entered into after December 31, 1998, the agreement requires the PO swap to be marked to market value. A decrease in the market value of the PO swap requires the Company to increase the amount paid to the counterparty and an increase in the market value requires the counterparty to increase their payment to the Company. Further, the contract calls for the Company to pay floating interest to the counterparty based on (a) one month LIBOR plus an agreed upon spread and (b) the market value of the remaining notional balance of the swap at the time of the prior month settlement. The amounts to be paid and to be received are then netted together each month. The structure of this instrument results in increased cash flows and positive changes in the value of the swap during a declining interest rate environment. This positive change in the value of the swap is highly correlated to prepayment activity. PO swap agreements present yield curve risk to the extent that short term interest rates (which impact the cash amount that the Company pays on the swap to the counterparty) rise while long term rates (which drive prepayment rates) stay the same. A third type of risk associated with PO swaps is the ability of the counterparties to meet the terms of the contract.

       At December 31, 1999, PO swap agreements with a notional balance of $202.3 million were outstanding. During 1999, the calculated amount to be paid to and to be received from the PO swap counterparties was $29.6 million and $19.2 million, respectively. No PO swap agreements were terminated in 1999 prior to maturity. At December 31, 1998, PO swap agreements with a notional balance of $164.7 million were outstanding. During 1998, the calculated amount to be paid to and to be received from the PO swap counterparties was $6.2 million and $11.2 million, respectively. The Company received $16.1 million from counterparties to terminate PO swap agreements in 1998.

       PREPAYMENT LINKED SWAPS

       The Company utilizes prepayment linked swap agreements to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. Prepayment linked swap agreements are similar to interest rate floors, discussed below. However, interest rate floor contracts provide for the counterparty to make immediate payments to the Company if the floating rate drops below a specified strike rate. Under the terms of the prepayment linked swap agreements, the Company is to pay fixed interest to the counterparty based on: (a) a fixed rate and (b) the amortized notional balance of the swap. The Company is to receive cash from the counterparty only after a sustained drop in the 10-year Constant Maturity Treasury interest rate below a strike interest rate. The amounts to be paid and to be received are netted together each month. The structure of this instrument results in increased cash flows and positive changes in the value of the swap during a sustained decline in the interest rate environment. This positive change in the value of the swap is correlated to prepayment activity. Prepayment linked swap agreements have basis risk and yield curve risk. A third type of risk associated with prepayment linked swaps is the ability of the counterparties to meet the terms of the contract.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       All outstanding prepayment linked swaps matured during 1999 and none was outstanding at December 31, 1999. During 1999, the calculated amount to be paid to and to be received from the prepayment linked swap counterparties was $0.1 million and $0.4 million, respectively. At December 31, 1998, prepayment linked swap agreements with a notional balance of $1.9 billion were outstanding and the calculated amount to be paid and to be received from the prepayment linked swap counterparties was $0.2 million and $0.8 million, respectively. No prepayment linked swap agreements were terminated in 1999 or 1998 prior to maturity.

       INTEREST RATE FLOORS

     The Company currently uses interest rate floors to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. Interest rate floors are interest rate protection instruments that involve payment from the seller to the buyer of an interest differential. This differential represents the difference between a long-term rate (e.g., 10-year Constant Maturity Swaps in 1999 and 1998, 10-year Constant Maturity Treasury in 1999 and 1997) and an agreed-upon rate, the strike rate, applied to a notional principal amount. By purchasing a floor, the Company will be paid the differential by a counterparty, should the current short-term rate fall below the strike level of the agreement. The Company generally receives cash monthly on purchased floors (when the current interest rate falls below the strike rate.) The unamortized premium, if any, paid for interest rate purchased floor agreements is included with the assets hedged. Interest rate floors are subject to basis risk because changes in the relationship between prepayment rates and the interest rate may occur, as well as market volatility and swap spread movement. In addition, a credit risk associated with purchased interest rate floor agreements is the ability of the counterparties to meet the terms of the contract.

     At December 31, 1999 and 1998, the Company was a party to interest rate floor contracts with a weighted average maturity of 4.9 years and 4.8 years, respectively. At December 31, 1999, the notional amount of the remaining interest rate floor contracts was $950 million, the weighted average strike rate was 5.84% and the monthly floating rate was 6.44%. During 1999, the Company received cash from the interest rate floor counterparties in the amount of $0.1 million. During 1999, the Company received proceeds of $17.0 million from sales of interest rate floor contracts with unamortized premiums of $38.2 million. At December 31, 1998, the notional amount of the remaining interest rate floor contracts was $2.1 billion, the weighted average strike rate was 5.31% and the monthly floating rate was 5.47%. During 1998, the Company received cash from the interest rate floor counterparties in the amount of $4.8 million. During 1998, the Company received proceeds of $60.1 million from sales of interest rate floor contracts with unamortized premiums of $16.1 million. The amount of the unamortized premium on the interest rate floors at December 31, 1999 and 1998 was $13.7 million and $27.6 million, respectively. At December 31, 1999, the floating rate exceeded the strike rate by 0.60%. At December 31, 1998, the floating rate exceeded the strike rate by 0.16%.

       SWAPTIONS

     The Company also uses swaptions to hedge against the prepayment risk in its mortgage servicing portfolio caused by declining interest rates. A swaption (a combination of an interest rate swap and an option) is an over-the-counter option that provides the right but not the obligation to enter into an interest rate swap agreement at predetermined terms at some time in the future. The unamortized premiums, if any, paid for swaptions are included with the assets hedged. Swaptions are subject to basis risk because changes in the relationship between prepayment rates and the interest rate may occur, as well as market volatility and swap spread movement. In addition, credit risk associated with swaptions is the ability of the counterparties to meet the terms of the contract.

     At December 31, 1999 and 1998, the Company was a party to swaption contracts with a weighted average maturity of 2.7 years and 2.8 years, respectively, in which the Company paid the counterparties premiums in exchange for the right but not the obligation to purchase an interest rate swap agreement. Under the terms of the underlying interest rate swap agreement, the Company would pay the variable rate tied to three month LIBOR and would receive the fixed rate. At December 31, 1999, the notional amount of the underlying interest rate swap contract was $834 million, the weighted average strike rate was 6.98% and the three month LIBOR rate was 6.00%. At December 31, 1999, the strike rate exceeded the floating rate by 0.98%. The unamortized premium on the swaptions at December 31, 1999 was $26.5 million. During 1999, the Company received proceeds of $29.8 million from the sales of swaption contracts with unamortized premiums of $58.6 million. At December 31, 1998, the

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


notional amount of the underlying interest rate swap contract was $2.3 billion, the weighted average strike rate was 5.57% and three month LIBOR rate was 5.06%. At December 31, 1998, the strike rate exceeded the floating rate by 0.51%. The unamortized premium on the swaptions at December 31, 1998 was $60.2 million. During 1998, there were no swaption contracts that expired or that were sold.

      Information   pertaining  to  the  notional   amounts  of  the  Company's
derivative financial instruments is as follows (in thousands):

                                                  December 31, 1999                         December 31, 1998
                                           ---------------------------------         --------------------------------
                                             Notional                                 Notional
                                              Amount          Credit Risk (1)          Amount         Credit Risk (1)
                                             -------          ---------------          ------         ---------------
      Interest rate swaps                  $2,550,000             $51,882            $       --            $     --
      Principal only swaps                    202,316                  --               164,672              18,770
      Prepayment linked swaps                      --                  --             1,850,000               1,255
      Interest rate floors                    950,000              10,431             2,075,000              32,229
      Interest rate swaptions                 834,000              24,294             2,345,000              89,332
                                           ----------             -------            ----------            --------
                  Total                    $4,536,316             $86,607            $6,434,672            $141,586
                                           ==========             =======            ==========            ========

      ----------------
      (1) Credit risk represents current replacement cost after the effects of master netting agreements.

      The   maturity   of   derivative    financial    instruments    used   for
other-than-trading purposes at December 31, 1999 is as follows (in thousands):

                                                                 Notional Amounts
                             --------------------------------------------------------------------------------------

                                2000       2001         2002        2003         2004       Thereafter      Total
                                ----       ----         ----        ----         ----       ----------      -----
Interest rate swaps           $    --    $     --     $     --     $   --     $1,650,000     $900,000    $2,550,000
Principal only swaps           22,117     110,619       69,580         --             --           --       202,316
Prepayment linked swaps            --          --           --         --             --           --
Interest rate floors               --          --           --         --        950,000           --       950,000
Interest rate swaptions            --          --      834,000         --             --           --       834,000
                              -------    --------     --------     ------     ----------     --------    ----------
    Total                     $22,117    $110,619     $903,580     $   --     $2,600,000     $900,000    $4,536,316
                              =======    ========     ========     ======     ==========     ========    ==========

      The year-end fair values of derivative financial instruments used for other-than-trading purposes at December 31, 1999 and 1998 are listed below . Fair value amounts consist of unrealized gains and (losses), accrued interest receivable and payable, and premiums paid or received.

                                             1999                       1998
                                             ----                       ----
                                                      (in thousands)
      Interest rate swaps                 $ 51,882                  $     --
      Principal only swaps                 (15,792)                   18,770
      Prepayment linked swaps                   --                     1,255
      Interest rate floors                  10,431                    32,229
      Interest rate swaptions               24,294                    89,332
                                          --------                  --------
                  Total                   $ 70,815                  $141,586
                                          ========                  ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(36)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998 (in thousands):

                                                                 1999                              1998
                                                       -------------------------         ------------------------
                                                       Carrying           Fair           Carrying          Fair
                                                         Value            Value            Value           Value
                                                         -----            -----            -----           -----
Financial Assets:
      Cash and cash equivalents                        $   592,878    $   592,878      $   967,950     $   967,950
      Securities available for sale                      1,075,734      1,075,734          770,747         770,747
      Securities held to maturity                          185,357        180,449          250,964         251,489
      Mortgage-backed securities
          available for sale                            13,764,565     13,764,565       12,947,992      12,947,992
      Mortgage-backed securities
          held to maturity                               2,149,696      2,150,014        2,770,913       2,825,227
      Loans held for sale                                  729,062        727,569        2,366,583       2,379,216
      Loans receivable, net                             33,953,461     33,125,997       30,280,944      30,561,022
      Investment in FHLB                                 1,167,144      1,167,144        1,000,147       1,000,147
      Accrued interest receivable                          321,596        321,596          317,455         317,455
      Mortgage servicing rights (a)                      1,272,393      1,451,451          943,581         989,683

Financial Liabilities:
      Deposits                                          23,040,571     22,934,191       24,647,488      24,629,219
      Securities sold under agreements to
          repurchase                                     5,481,747      5,476,485        4,238,395       4,238,395
      Borrowings                                        25,668,626     25,135,037       22,375,557      22,425,592

Off-balance sheet net unrealized gains (losses):
Forward Commitments:
      Commitments to originate loans                            --    $       834               --     $     9,102
      Commitments to sell loans                                 --          3,338               --          (5,412)
Derivatives:
      Interest rate swaps                                       --         51,882               --              --
      Principal only swaps                                      --        (15,792)              --          18,770
      Prepayment linked swaps                                   --             --               --           1,255
      Interest rate floors                                      --         10,431               --          32,229
      Interest rate swaptions                                   --         24,294               --          89,332

(a) Fair value amounts presented exclude the fair values of interest rate floors and interest rate swaptions, which are reflected in the carrying value.

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

       Cash and cash equivalents: Cash and cash equivalents are valued at their carrying amounts included in the consolidated statement of financial condition, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

(37)   SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

       The following table presents selected quarterly financial data for the years ended December 31, 1999 and 1998 (in thousands, except per share data):

                                                                         Quarter Ended
                                           --------------------------------------------------------------------------
                                           December 31,    September 30,    June 30,       March 31,
                                               1999             1999          1999           1999          Total 1999
                                               ----             ----          ----           ----          ----------
Total interest income                      $  937,543       $ 917,838      $ 904,003       $ 892,837      $ 3,652,221
Total interest expense                       (643,808)       (630,746)      (606,961)       (584,867)      (2,466,382)
                                           ----------       ---------      ---------       ---------      -----------
    Net interest income                       293,735         287,092        297,042         307,970        1,185,839
Provision for loan losses                          --              --         (5,000)         (5,000)         (10,000)
                                           ----------       ---------      ---------       ---------      -----------
    Net interest income after
       provision for loan losses              293,735         287,092        292,042         302,970        1,175,839
Total noninterest income                      104,543         103,146        107,955         106,083          421,727
Total noninterest expense                    (217,359)       (218,676)      (221,177)       (253,571)        (910,783)
                                           ----------       ---------      ---------       ---------      -----------
Income before income taxes,
    minority interest and
    extraordinary items                       180,919         171,562        178,820         155,482          686,783
Income tax (expense) benefit                  (82,582)          3,033        (82,296)        (72,418)        (234,263)
Minority interest: provision in
    lieu of income tax expense                     --         (79,005)            --              --          (79,005)
Minority interest: other                       (6,598)         (8,431)       (10,740)         (9,167)         (34,936)
                                           ----------       ---------      ---------       ---------      -----------
Income before extraordinary items              91,739          87,159         85,784          73,897          338,579
Extraordinary items                             2,472              --             --              --            2,472
                                           ----------       ---------      ---------       ---------      -----------
    Net income available to
       common stockholder                  $   94,211       $  87,159      $  85,784       $  73,897      $   341,051
                                           ==========       =========      =========       =========      ===========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                                         Quarter Ended
                                           --------------------------------------------------------------------------
                                           December 31,    September 30,    June 30,       March 31,
                                               1998             1998          1998           1998          Total 1998
                                               ----             ----          ----           ----          ----------
Total interest income                      $  867,102       $ 626,224      $ 551,094       $ 540,429      $ 2,584,849
Total interest expense                       (580,608)       (440,921)      (384,133)       (368,463)      (1,774,125)
                                           ----------       ---------      ---------       ---------      -----------
    Net interest income                       286,494         185,303        166,961         171,966          810,724
Provision for loan losses                     (10,000)        (10,000)       (10,000)        (10,000)         (40,000)
                                           ----------       ---------      ---------       ---------      -----------
    Net interest income after
       provision for loan losses              276,494         175,303        156,961         161,966          770,724
Total noninterest income                       79,360         191,425         87,401          82,771          440,957
Total noninterest expense                    (264,080)       (195,548)      (156,944)       (144,752)        (761,324)
                                           ----------       ---------      ---------       ---------      -----------
Income before income taxes,
    minority interest and
    extraordinary items                        91,774         171,180         87,418          99,985          450,357
Income tax (expense) benefit                  (46,806)        (78,028)       236,366         (15,232)          96,300
Minority interest                             (27,929)        (36,406)       (22,662)        (22,952)        (109,949)
                                           ----------       ---------      ---------       ---------      -----------
Income before extraordinary items              17,039          56,746        301,122          61,801          436,708
Extraordinary items                           (18,699)        (80,007)            --              --          (98,706)
                                           ----------       ---------      ---------       ---------      -----------
    Net income (loss)                          (1,660)        (23,261)       301,122          61,801          338,002
Preferred stock dividends                          --              --             --            (578)            (578)
                                           ----------       ---------      ---------       ---------      -----------
    Net income (loss) available to
       common stockholder                  $   (1,660)      $ (23,261)     $ 301,122       $  61,223      $   337,424
                                           ==========       =========      =========       =========      ===========

(38)   CONDENSED PARENT COMPANY FINANCIAL INFORMATION

       The following represents condensed balance sheets of the Company (parent company only) at December 31, 1999 and 1998 (in thousands):

                                                                              1999                1998
                                                                           ----------          ----------
      Assets
          Cash and cash equivalents                                        $   66,581          $  109,269
          Investment in the Bank                                            3,555,851           3,678,712
          Other assets                                                         89,461              92,537
                                                                           ----------          ----------
             Total assets                                                  $3,711,893          $3,880,518
                                                                           ==========          ==========

      Liabilities, Minority Interest and Stockholder's Equity

           GS Holdings Notes                                               $2,000,000          $2,000,000
           FN Holdings 12 1/4% Senior Notes                                        --                 225
           FN Holdings 10 5/8% Notes                                              250                 250
           Discount on borrowings                                              (4,659)             (5,643)
           Accrued interest payable                                            54,102              56,419
           Payable to affiliates                                                   --                 171
           Other liabilities                                                      883               1,750
                                                                           ----------          ----------
             Total liabilities                                              2,050,576           2,053,172
          Minority interest - Bank Preferred Stock                                 --              95,090
          Total stockholder's equity                                        1,661,317           1,732,256
                                                                           ----------          ----------
          Total liabilities, minority interest and stockholder's equity    $3,711,893          $3,880,518
                                                                           ==========          ==========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The following represents parent company only condensed statements of income for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                             1999             1998             1997
                                                                           --------         --------        ---------
       Interest income                                                     $  1,444         $    739        $    859
       Dividends received from the Bank                                     324,582          381,258         311,200
                                                                           --------         --------        --------
          Total income                                                      326,026          381,997         312,059

       Interest expense                                                     139,613          113,143          97,923
       Noninterest expense                                                    7,625           17,107          13,610
                                                                           --------         --------        --------
          Total expense                                                     147,238          130,250         111,533

       Income before equity in undistributed
          Net income of subsidiaries                                        178,788          251,747         200,526
       Equity in undistributed net income of subsidiaries                   104,613          230,178           2,482
                                                                           --------         --------        --------
       Income before income taxes, minority interest and
          extraordinary items                                               283,401          481,925         203,008
       Income tax benefit                                                  (143,545)         (33,868)        (11,117)
                                                                           --------         --------        --------
       Income before minority interest and extraordinary items              426,946          515,793         214,125
       Minority interest                                                     85,895           79,085          52,756
                                                                           --------         --------        --------
       Income before extraordinary items                                    341,051          436,708         161,369
       Extraordinary items                                                       --           98,706              --
                                                                           --------         --------        --------
          Net income                                                        341,051          338,002         161,369
       Preferred stock dividends                                                 --              578          12,791
                                                                           --------         --------        --------
          Net income available to common stockholder                       $341,051         $337,424        $148,578
                                                                           ========         ========        ========

       The following represents parent company only statements of cash flows for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                             1999             1998             1997
                                                                           --------        ---------       ---------
Cash flows from operating activities:
       Net income                                                         $ 341,051        $ 338,002       $ 161,369
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Amortization of deferred issuance costs                             7,295            6,958           5,766
          Accretion of discount on borrowings                                 1,018              285              --
          Extraordinary loss on early extinguishment of debt                     --           98,706              --
          (Increase) decrease in other assets                                (5,331)          35,700           2,686
          Decrease in payable to affiliates                                      --           (1,204)         (3,411)
          (Decrease) increase in accrued interest payable                    (2,245)          52,708          (2,481)
          (Decrease) increase in other liabilities                           (3,376)         (57,989)         11,160
          Equity in undistributed net income of subsidiaries               (104,613)        (230,178)         (2,482)
          Minority interest                                                   6,887           79,085          52,756
                                                                          ---------        ---------       ---------
          Net cash provided by operating activities                         240,686          322,073         225,363
                                                                          ---------        ---------       ---------

Cash flows from investing activities:
       Increase in loans receivable                                              --               --              61
       Capital contributions to the Bank                                         --               --        (697,985)
                                                                          ---------        ---------       ---------
          Net cash used in investing activities                                  --               --        (697,924)
                                                                          ---------        ---------       ---------

                                                                                                         (continued)

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                                            1999            1998              1997
                                                                          ---------      -----------       ---------
Cash flows from financing activities:
       Proceeds from FN Escrow Merger                                     $      --      $        --       $ 603,313
       Proceeds from GS Escrow Merger                                            --        1,970,285              --
       Bank Preferred Stock Tender Offers                                   (97,621)        (423,509)             --
       Debt Tender Offers                                                      (253)      (1,089,885)             --
       Issuance of FN Holdings Preferred Stock                                   --               --            (650)
       Redemption of FN Holdings/FN Escrow Preferred Stock                       --               --         (17,250)
       Redemption of FN Holdings Preferred Stock                                 --          (25,000)       (125,000)
       Capital contribution                                                  40,000               --              --
       Dividends on common stock                                           (225,500)        (662,914)        (71,094)
       Dividends on preferred stock                                              --             (471)        (10,564)
                                                                          ---------      -----------       ---------
          Net cash (used in) provided by financing activities              (283,374)        (231,494)        378,755
                                                                          ---------      -----------       ---------

       Net change in cash and cash equivalents                              (42,688)          90,579         (93,806)
       Cash and cash equivalents at beginning of year                       109,269           18,690         112,496
                                                                          ---------      -----------       ---------
       Cash and cash equivalents at end of year                           $  66,581      $   109,269       $  18,690
                                                                          =========      ===========       =========

       Supplemental Disclosure of Cash Flow Information:

                                                                                  Year Ended December 31,
                                                                          ----------------------------------------
                                                                            1999            1998           1997
                                                                            ----            ----           ----
                                                                                       (in thousands)
       Cash paid (received) for:
          Interest                                                        $141,930        $ 80,913       $ 82,755
          Income taxes, net                                                (60,209)        (48,895)       (10,814)

       Non-cash financing activities:
          Preferred stock dividends reinvested                                  --             107          2,227
          Initial dividend of tax benefits to parent due to
             deconsolidation                                                    --         211,242             --
          Adjustments to initial dividend of tax benefits
             to parent due to deconsolidation                               66,383              --             --