Form 10-Q
period 2000-06-30
GOLDEN STATE HOLDINGS INC
filed 2000-08-11
CIK 1071000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2000
                               -------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from           N/A           to           N/A
                               ----------------------      ---------------------

Commission File Number:                        333-64597
                        --------------------------------------------------------

                           Golden State Holdings Inc.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

        Delaware                                               95-4669792
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
 organization)                                             Identification No.)

  135 Main Street, San Francisco, CA                             94105
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
       The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on July 31, 2000: 1,000 shares.

                           GOLDEN STATE HOLDINGS INC.
                     SECOND QUARTER 2000 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                        PAGE

  Item 1.     Consolidated Financial Statements

              Unaudited Consolidated Balance Sheets
              June 30, 2000 and December 31, 1999........................... 3

              Unaudited Consolidated Statements of Income
              Six Months Ended June 30, 2000 and 1999....................... 4

              Unaudited Consolidated Statements of Income
              Three Months Ended June 30, 2000 and 1999..................... 5

              Unaudited Consolidated Statements of Comprehensive Income
              Six Months Ended June 30, 2000 and 1999....................... 6

              Unaudited Consolidated Statements of Comprehensive Income
              Three Months Ended June 30, 2000 and 1999..................... 7

              Unaudited Consolidated Statements of Stockholder's Equity
              Six Months Ended June 30, 2000................................ 8

              Unaudited Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2000 and 1999....................... 9

              Notes to Unaudited Consolidated Financial Statements..........11

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................19

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk....45


PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings.............................................46

  Item 2.     Changes in Securities.........................................46

  Item 3.     Defaults Upon Senior Securities...............................46

  Item 4.     Submission of Matters to a Vote of Security Holders...........46

  Item 5.     Other Information.............................................46

  Item 6.     Exhibits and Reports on Form 8-K..............................47

  Signatures................................................................48

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999
                                  (Unaudited)
                 (dollars in thousands, except per share data)

                                                                                 June 30,         December 31,
                       Assets                                                      2000               1999
                       ------                                                  -----------        ------------
    Cash and due from banks                                                    $   607,215        $   508,812
    Interest-bearing deposits in other banks                                            70                  5
    Short-term investment securities                                                84,361             84,061
                                                                               -----------        -----------
           Cash and cash equivalents                                               691,646            592,878

    Securities available for sale, at fair value                                   622,988          1,075,734
    Securities held to maturity                                                    608,922            185,357
    Mortgage-backed securities available for sale, at fair value                11,313,733         13,764,565
    Mortgage-backed securities held to maturity                                  3,017,935          2,149,696
    Loans held for sale, net                                                       796,307            729,062
    Loans receivable, net                                                       38,402,418         33,953,461
    Investment in Federal Home Loan Bank ("FHLB") System                         1,315,260          1,167,144
    Premises and equipment, net                                                    284,362            296,800
    Foreclosed real estate, net                                                     27,982             45,091
    Accrued interest receivable                                                    345,747            321,596
    Intangible assets (net of accumulated amortization of $215,340
         at June 30, 2000 and $183,433 at December 31, 1999)                       745,472            819,561
    Mortgage servicing rights                                                    1,421,201          1,272,393
    Other assets                                                                   913,898            667,793
                                                                               -----------        -----------
             Total assets                                                      $60,507,871        $57,041,131
                                                                               ===========        ===========


             Liabilities, Minority Interest and Stockholder's Equity
             -------------------------------------------------------
    Deposits                                                                   $23,268,266        $23,040,571
    Securities sold under agreements to repurchase                               5,609,545          5,481,747
    Borrowings                                                                  28,183,515         25,668,626
    Other liabilities                                                            1,020,272            688,870
                                                                               -----------        -----------
             Total liabilities                                                  58,081,598         54,879,814
                                                                               -----------        -----------

    Commitments and contingencies                                                       --                 --

    Minority interest                                                              500,000            500,000

    Stockholder's equity:
         Common stock, $1.00 par value, 1,000 shares authorized,
             issued and outstanding                                                      1                  1
         Additional paid-in capital                                              1,544,568          1,542,171
         Accumulated other comprehensive loss                                     (284,743)          (276,832)
         Retained earnings (substantially restricted)                              666,447            395,977
                                                                               -----------        -----------
             Total stockholder's equity                                          1,926,273          1,661,317
                                                                               -----------        -----------
             Total liabilities, minority interest and stockholder's equity     $60,507,871        $57,041,131
                                                                               ===========        ===========

    See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                           Six Months Ended June 30,
                                                                                          --------------------------
                                                                                             2000            1999
                                                                                          -----------     ----------
Interest income:
     Loans receivable                                                                     $1,343,507      $1,134,778
     Mortgage-backed securities available for sale                                           435,545         423,616
     Mortgage-backed securities held to maturity                                              90,836          95,900
     Loans held for sale                                                                      28,686          67,692
     Securities available for sale                                                            38,462          38,067
     Securities held to maturity                                                               3,995           6,303
     Interest-bearing deposits in other banks                                                  3,384           2,300
     Dividends on FHLB stock                                                                  45,110          28,184
                                                                                          ----------      ----------
         Total interest income                                                             1,989,525       1,796,840
                                                                                          ----------      ----------

Interest expense:
     Deposits                                                                                443,146         444,058
     Securities sold under agreements to repurchase                                          172,734         107,610
     Borrowings                                                                              796,225         640,160
                                                                                          ----------      ----------
         Total interest expense                                                            1,412,105       1,191,828
                                                                                          ----------      ----------
         Net interest income                                                                 577,420         605,012
     Provision for loan losses                                                                    --          10,000
                                                                                          ----------      ----------
         Net interest income after provision for loan losses                                 577,420         595,012
                                                                                          ----------      ----------

Noninterest income:
     Loan servicing fees, net                                                                 90,592          70,290
     Customer banking fees and service charges                                                98,724          91,367
     Gain on sale, settlement and transfer of loans, net                                      27,062          20,453
     (Loss) gain on sale of assets, net                                                      (16,036)         15,109
     Other income                                                                             17,804          16,819
                                                                                          ----------      ----------
         Total noninterest income                                                            218,146         214,038
                                                                                          ----------      ----------

Noninterest expense:
     Compensation and employee benefits                                                      214,948         201,785
     Occupancy and equipment                                                                  73,508          68,044
     Professional fees                                                                        17,606          27,164
     Loan expense                                                                             14,003          22,140
     Foreclosed real estate operations, net                                                   (3,378)         (2,068)
     Amortization of intangible assets                                                        31,907          35,168
     Merger and integration costs                                                                 --           7,747
     Other expense                                                                           103,012         114,768
                                                                                          ----------      ----------
         Total noninterest expense                                                           451,606         474,748
                                                                                          ----------      ----------

Income before income taxes,  minority interest and extraordinary items                       343,960         334,302
Income tax (benefit) expense                                                                  (7,890)        154,714
Minority interest                                                                             13,394          19,907
                                                                                          ----------      ----------
Income before extraordinary items                                                            338,456         159,681
Extraordinary items - gain on early extinguishment of debt,
     net of applicable taxes of $2,083 in 2000                                                 3,014              --
                                                                                          ----------      ----------
     Net income available to stockholder                                                  $  341,470      $  159,681
                                                                                          ==========      ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                           Three Months Ended June 30,
                                                                                           ---------------------------
                                                                                              2000             1999
                                                                                           ----------       ----------
Interest income:
     Loans receivable                                                                      $  697,314       $  567,505
     Mortgage-backed securities available for sale                                            206,483          219,562
     Mortgage-backed securities held to maturity                                               51,457           45,471
     Loans held for sale                                                                       15,368           33,044
     Securities available for sale                                                             19,369           19,689
     Securities held to maturity                                                                1,934            2,843
     Interest-bearing deposits in other banks                                                   2,983            1,261
     Dividends on FHLB stock                                                                   27,963           14,628
                                                                                           ----------       ----------
         Total interest income                                                              1,022,871          904,003
                                                                                           ----------       ----------

Interest expense:
     Deposits                                                                                 224,354          222,062
     Securities sold under agreements to repurchase                                            89,828           53,562
     Borrowings                                                                               418,372          331,337
                                                                                           ----------       ----------
         Total interest expense                                                               732,554          606,961
                                                                                           ----------       ----------
         Net interest income                                                                  290,317          297,042
     Provision for loan losses                                                                     --            5,000
                                                                                           ----------       ----------
         Net interest income after provision for loan losses                                  290,317          292,042
                                                                                           ----------       ----------

Noninterest income:
     Loan servicing fees, net                                                                  45,717           34,322
     Customer banking fees and service charges                                                 50,065           46,621
     Gain on sale, settlement and transfer of loans, net                                       20,400            4,864
     (Loss) gain on sale of assets, net                                                       (16,455)          14,935
     Other income                                                                               8,238            7,213
                                                                                           ----------       ----------
         Total noninterest income                                                             107,965          107,955
                                                                                           ----------       ----------

Noninterest expense:
     Compensation and employee benefits                                                      107,194            99,200
     Occupancy and equipment                                                                  36,137            30,089
     Professional fees                                                                         8,850            13,211
     Loan expense                                                                              7,960             9,962
     Foreclosed real estate operations, net                                                   (1,145)           (1,395)
     Amortization of intangible assets                                                        15,464            18,010
     Merger and integration costs                                                                 --             1,665
     Other expense                                                                            51,814            50,435
                                                                                          ----------        ----------
         Total noninterest expense                                                           226,274           221,177
                                                                                          ----------        ----------

Income before income taxes,  minority interest and extraordinary items                       172,008           178,820
Income tax expense                                                                            75,057            82,296
Minority interest                                                                              6,795            10,740
                                                                                          ----------        ----------
Income before extraordinary items                                                             90,156            85,784
Extraordinary items - gain on early extinguishment of debt,
     net of applicable taxes of $1,204 in 2000                                                 1,808                --
                                                                                          ----------        ----------
     Net income available to stockholder                                                  $   91,964        $   85,784
                                                                                          ==========        ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                           Six Months Ended June 30,
                                                                                           -------------------------
                                                                                             2000            1999
                                                                                           ---------       ---------
       Net income                                                                          $ 341,470       $ 159,681

       Other comprehensive loss, net of tax:
           Unrealized holding loss on securities available for sale:
              Unrealized holding loss arising during the period                              (19,427)       (161,335)
              Less: reclassification adjustment for loss (gain)
                 included in net income                                                       10,846            (194)
                                                                                           ---------       ---------
                                                                                              (8,581)       (161,529)
           Amortization of market adjustment for securities
              transferred from available for sale to held to maturity                            670              --
                                                                                           ---------       ---------

       Other comprehensive loss                                                               (7,911)       (161,529)
                                                                                           ---------       ---------

        Comprehensive income (loss)                                                        $ 333,559       $  (1,848)
                                                                                           =========       =========



       See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                    Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                           Three Months Ended June 30,
                                                                                           ---------------------------
                                                                                             2000              1999
                                                                                           --------          ---------
    Net income                                                                             $ 91,964          $  85,784

    Other comprehensive income (loss), net of tax:
        Unrealized holding gain (loss) on securities available for sale:
           Unrealized holding gain (loss) arising during the period                           1,118           (145,356)
           Less: reclassification adjustment for loss (gain) included
               in net income                                                                 10,846                (22)
                                                                                           --------          ---------
                                                                                             11,964           (145,378)
        Amortization of market adjustment for securities
           transferred from available for sale to held to maturity                              670                 --
                                                                                           --------           ---------
    Other comprehensive income (loss)                                                        12,634           (145,378)
                                                                                           --------          ---------
    Comprehensive income (loss)                                                            $104,598          $ (59,594)
                                                                                           ========          =========


    See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholder's Equity
                         Six Months Ended June 30, 2000
                                   (Unaudited)
                                 (in thousands)

                                                                          Accumulated         Retained
                                                         Additional          Other            Earnings           Total
                                             Common        Paid-in       Comprehensive     (Substantially    Stockholder's
                                              Stock        Capital            Loss           Restricted)        Equity
                                              -----        -------            ----           ---------          ------
Balance at December 31, 1999                   $ 1       $1,542,171        $(276,832)         $395,977         $1,661,317

Net income                                                                                     341,470            341,470
Change in net unrealized holding loss
    on securities available for sale            --               --           (8,581)               --             (8,581)
Amortization of unrealized holding
    loss on securities held to maturity         --               --              670                --                670
Dividends to parent                             --               --               --           (71,000)           (71,000)
Impact of Golden State restricted
    common stock                                --            2,388               --                --              2,388
Tax benefits on exercise of stock
    options                                     --                9               --                --                  9
                                               ---       ----------        ---------          --------         ----------
Balance at June 30, 2000                       $ 1       $1,544,568        $(284,743)         $666,447         $1,926,273
                                               ===       ==========        =========          ========         ==========



See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                           Six Months Ended June 30,
                                                                                         ------------------------------
                                                                                             2000              1999
                                                                                         ------------      ------------
  Cash flows from operating activities:
  Net income                                                                             $    341,470      $    159,681
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangible assets                                                         31,907            35,168
     (Accretion) amortization of purchase accounting premiums and
         discounts, net                                                                          (343)            8,427
     Accretion of discount on borrowings                                                          535               501
     Amortization of mortgage servicing rights                                                 97,236           104,981
     Provision for loan losses                                                                     --            10,000
     Loss (gain) on sale of assets, net                                                        16,036           (15,109)
     Gain on sale of foreclosed real estate, net                                               (6,324)           (5,906)
     Loss on sale, settlement and transfer of loans, net                                       27,416            89,030
     Capitalization of originated mortgage servicing rights                                   (54,478)         (109,483)
     Extraordinary items - gain on early extinguishment of debt, net                           (3,014)               --
     Depreciation and amortization of premises and equipment                                   23,766            17,590
     Amortization of deferred debt issuance costs                                               3,674             3,619
     FHLB stock dividends                                                                     (45,110)          (28,184)
     Purchases and originations of loans held for sale                                     (2,289,613)       (5,570,718)
     Net proceeds from the sale of loans held for sale                                      2,156,218         5,704,949
     (Increase) decrease in other assets                                                      (53,679)           98,939
     Increase in accrued interest receivable                                                  (22,913)           (7,103)
     Increase (decrease) in other liabilities                                                 210,338          (131,165)
     Amortization of deferred compensation expense-
         restricted common stock                                                                1,103                --
     Minority interest                                                                         13,394            19,907
                                                                                         ------------      ------------
         Net cash provided by operating activities                                       $    447,619      $    385,124
                                                                                         ------------      ------------

                                                                     (Continued)


  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                           Six Months Ended June 30,
                                                                                         ------------------------------
                                                                                             2000              1999
                                                                                         ------------      ------------
  Cash flows from investing activities:
       Downey Acquisition                                                                $   (379,314)     $         --
       Nevada Purchase                                                                             --           458,943
       Purchases of securities available for sale                                             (33,082)         (791,189)
       Proceeds from maturities of securities available for sale                               35,469           355,033
       Purchases of securities held to maturity                                                (1,734)           (3,066)
       Principal payments and proceeds from maturities
          of securities held to maturity                                                       23,809             1,173
       Purchases of mortgage-backed securities available for sale                             (58,340)       (3,469,570)
       Principal payments on mortgage-backed securities available for sale                    953,057         2,295,935
       Principal payments on mortgage-backed securities held to maturity                      188,014           368,537
       Proceeds from sales of mortgage-backed securities available for sale                   480,159           193,732
       Proceeds from sales of loans                                                            32,820            10,450
       Net increase in loans receivable                                                   (3,304,202)          (594,812)
       Purchases of loans receivable                                                         (811,740)         (991,983)
       Purchases of FHLB stock, net                                                          (107,570)          (98,517)
       Purchases of premises and equipment                                                    (20,201)          (62,710)
       Proceeds from disposal of premises and equipment                                           719            46,218
       Proceeds from sales of foreclosed real estate                                           48,641            79,116
       Purchases of mortgage servicing rights                                                (191,998)         (245,711)
       Proceeds from sales of mortgage servicing rights                                           689            57,367
                                                                                         ------------      ------------
          Net cash used in investing activities                                            (3,144,804)       (2,391,054)
                                                                                         ------------      ------------

  Cash flows from financing activities:
       Net increase (decrease) in deposits                                                    228,661        (1,169,207)
       Proceeds from additional borrowings                                                 20,055,022        17,477,254
       Principal payments on borrowings                                                   (17,531,143)      (15,614,925)
       Net increase in securities sold under
          agreements to repurchase                                                            127,798         1,109,040
       Bank Preferred Stock Tender Offers                                                          --           (63,957)
       Debt Tender Offers                                                                          --              (253)
       Dividends on common stock                                                              (71,000)          (55,000)
       Dividends paid to minority stockholders, net of taxes                                  (13,394)          (24,371)
       Tax benefit on exercise of stock options                                                     9             1,768
                                                                                         ------------      ------------
          Net cash provided by financing activities                                         2,795,953         1,660,349
                                                                                         ------------      ------------
  Net change in cash and cash equivalents                                                      98,768          (345,581)
  Cash and cash equivalents at beginning of period                                            592,878           967,950
                                                                                         ------------      ------------
  Cash and cash equivalents at end of period                                             $    691,646      $    622,369
                                                                                         ============      ============



  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(1)    BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and six-month periods in the prior year have been reclassified to conform to the current period's presentation.

       Golden State Holdings Inc. (the "Company" or "GS Holdings"), a wholly owned subsidiary of Golden State Bancorp Inc. ("Golden State"), was formed to acquire all of the assets of First Nationwide Holdings Inc. ("FN Holdings"), including common and preferred stock of California Federal Bank and its subsidiaries ("California Federal" or "Bank"), as part of the Golden State Acquisition (as defined herein). GS Holdings is a holding company whose only significant asset is all of the common and preferred stock of the Bank and therefore, activities for the consolidated entity are primarily carried out by the Bank and its operating subsidiaries.

       The accompanying consolidated financial statements include the accounts of GS Holdings, the Bank and the Bank's wholly owned subsidiaries. Unless the context otherwise indicates, "GS Holdings" or "Company" refers to Golden State Holdings Inc. as the surviving entity after the consummation of the Golden State Acquisition (as defined herein), and as the surviving entity in the GS Escrow Merger for periods after the GS Escrow Merger. On September 11, 1998, Glendale Federal Bank, Federal Savings Bank ("Glendale Federal") merged with and into the Bank pursuant to the Glen Fed Merger (as defined herein). Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal Bank as the surviving entity after the consummation of the Glen Fed Merger.

       Minority interest represents amounts attributable to (a) the Preferred Stock ("REIT Preferred Stock") of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank, and (b) that portion of stockholder's equity of Auto One Acceptance Corporation ("Auto One"), a subsidiary of the Bank, attributable to 20% of its common stock. In 1999, minority interest also included the Bank Preferred Stock that had not yet been acquired by GS Holdings.

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

(2)    ACQUISITIONS AND DIVESTITURES
       -----------------------------

       GOLDEN STATE ACQUISITION

       On September 11, 1998, First Nationwide (Parent) Holdings Inc. ("Parent Holdings") and Hunter's Glen/Ford Ltd. ("Hunter's Glen") completed the merger with Golden State, the publicly traded parent company of Glendale Federal, in a tax-free exchange of shares (the "Golden State Merger"), accounted for under the purchase method of accounting. Pursuant to the Golden State Merger agreement,
(a) FN Holdings contributed all of its assets (including all of the common stock of California Federal) to GS Holdings (the "FN Holdings Asset Transfer"), (b) Parent Holdings, which then owned all of the common stock of FN Holdings as a result of the extinguishment of the Hunter's Glen minority interest, merged with and into Golden State, which indirectly owned all of the common stock of Glendale Federal, (c) FN Holdings merged with and into Golden State Financial Corporation, which owned all of the common stock of Glendale Federal (the "FN Holdings Merger," and together with the Golden State Merger, the "Holding Company Mergers"), and (d) Glendale Federal merged with and into California Federal (the

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


"Glen Fed Merger"). The FN Holdings Asset Transfer, the Holding Company Mergers and the Glen Fed Merger are referred to collectively as the "Golden State Acquisition."

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

       Merger and integration costs associated with the Golden State Acquisition totalled $7.7 million for the six months ended June 30, 1999, including severance for terminated California Federal employees, expenses for California Federal branch closures, and conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period. No such expenses were incurred during the six months ended June 30, 2000.

       OTHER ACQUISITIONS AND DIVESTITURES

       On February 29, 2000, Auto One acquired Downey Auto Finance Corporation, a subsidiary of Downey Savings and Loan Association, F.A., with prime auto loans of approximately $370 million (the "Downey Acquisition"). Intangible assets of $7.7 million were recorded in connection with this acquisition.

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

(3)    RECLASSIFICATION OF SECURITIES
       ------------------------------

       On April 30, 2000, the Company reclassified $1.1 billion and $497.9 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available for sale to their respective held-to-maturity portfolios. These assets primarily comprise securities which are required as part of the Bank's regulatory liquidity portfolio. The Company has both the positive intent and the ability to hold these securities to maturity. The net unrealized loss related to these securities of $64.0 million, which is included as a component of equity (accumulated other comprehensive loss), is amortized to interest income over the remaining life of the securities using the effective interest yield method. The effect of this amortization on interest income is fully offset by the effect of amortization of the related discount recorded against the respective assets at the time of transfer.

(4)    CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS
       ----------------------------------------------------

       Cash paid for interest on deposits and other interest-bearing liabilities during the six months ended June 30, 2000 and 1999 was $1.4 billion and $1.1 billion, respectively. Net cash paid for income taxes during the six months ended June 30, 2000 and 1999 was $12.0 million and $74.4 million, respectively.

       During the six months ended June 30, 2000, noncash activity consisted of the reclassification of $1.1 billion and $497.9 million of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available for sale to their respective held-to-maturity portfolios, transfers of $31.9 million from loans receivable to foreclosed real estate, transfers of $24.2 million from loans held for sale (at lower of cost or market) to loans receivable and $5.4 million of loans made to facilitate sales of real estate owned.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


       Noncash activity during the six months ended June 30, 2000 also included the following: a $211.7 million reduction of the valuation allowance of the Company's deferred tax asset representing pre-merger tax benefits, of which $161.7 million was retained by the previous owners of FN Holdings; and an increase of $2.4 million in additional paid-in capital reflecting the impact of Golden State restricted common stock outstanding under an employee incentive plan.

       During the six months ended June 30, 1999, noncash activity consisted of transfers of $227.1 million from loans receivable to mortgage-backed securities upon the securitization of certain of the Bank's single-family loans, transfers of $63.1 million from loans receivable to foreclosed real estate, $1.7 million of loans made to facilitate sales of real estate owned, and transfers of $77 thousand from loans held for sale (at lower of cost or market) to loans receivable.

(5)    REDEMPTION OF FN HOLDINGS NOTES
       -------------------------------

       On May 15, 1999, GS Holdings redeemed the remaining $225 thousand aggregate principal amount of the FN Holdings 12 1/4% Senior Notes for an aggregate redemption price including accrued interest payable, of $252.6 thousand. The premium paid in connection with such redemption was not material.

(6)    SEGMENT REPORTING
       -----------------

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

                                        Six Months Ended June 30,                 Three Months Ended June 30,
                                  ------------------------------------       ------------------------------------
                                   Community     Mortgage                    Community     Mortgage
                                    Banking       Banking        Total         Banking      Banking         Total
                                    -------       -------        -----         -------      -------         -----
                                                                    (in thousands)

Net interest income: (1)
2000                               $675,340       $(47,912)     $627,428       $343,921     $(25,944)     $317,977
1999                                686,086        (23,852)      662,234        336,871      (12,257)      324,614

Noninterest income: (2)
2000                               $118,225       $124,418      $242,643       $ 57,949     $ 62,357      $120,306
1999                                121,201        117,977       239,178         61,546       59,830       121,376

Noninterest expense: (3)
2000                               $373,139       $ 80,787      $453,926       $187,457     $ 39,977      $227,434
1999                                385,620         91,448       477,068        180,267       42,070       222,337

_______________
(1) Includes $50.0 million and $57.2 million for the six months ended June 30, 2000 and 1999, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $122.3 million and $124.0 million for the six months ended June 30, 2000 and 1999, respectively, in interest income and expense on intercompany loans.

       Includes $27.7 million and $27.6 million for the three months ended June 30, 2000 and 1999, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $69.0 million and $62.6 million for the three months ended June 30, 2000 and 1999, respectively, in interest income and expense on intercompany loans.

                                              (Footnotes continued on next page)

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(2) Includes $24.5 million and $25.1 million for the six months ended June 30, 2000 and 1999, respectively, in intercompany servicing fees. Includes $12.3 million and $13.4 million for the three months ended June 30, 2000 and 1999, respectively, in intercompany servicing fees.

(3) Includes $2.3 million for each of the six-month periods ended June 30, 2000 and 1999, in intercompany noninterest expense. Includes $1.2 million for each of the three-month periods ended June 30, 2000 and 1999, in intercompany noninterest expense.

       The following reconciles the above table to the amounts shown on the consolidated financial statements for the six and three months ended June 30, 2000 and 1999 (in thousands):

                                                       Six Months Ended June 30,       Three Months Ended June 30,
                                                       -------------------------       ---------------------------
                                                         2000             1999            2000            1999
                                                         ----             ----            ----            ----
Net interest income:
Total net interest income for reportable segments      $ 627,428       $ 662,234       $  317,977      $  324,614
Elimination of intersegment net interest income          (50,008)        (57,222)         (27,660)        (27,572)
                                                       ----------      ---------       ----------      ----------
Total                                                  $ 577,420       $ 605,012       $  290,317      $  297,042
                                                       =========       =========       ==========      ==========

Noninterest income:
Total noninterest income for reportable segments       $ 242,643       $ 239,178       $  120,306      $  121,376
Elimination of intersegment servicing fees               (24,497)        (25,140)         (12,341)        (13,421)
                                                      ----------       ---------       ----------      ----------
Total                                                  $ 218,146       $ 214,038       $  107,965      $  107,955
                                                       =========       =========       ==========      ==========

Noninterest expense:
Total noninterest expense for reportable segments      $ 453,926       $ 477,068       $  227,434      $  222,337
Elimination of intersegment expense                       (2,320)         (2,320)          (1,160)         (1,160)
                                                       ---------       ---------       ----------      ----------
Total                                                  $ 451,606       $ 474,748       $  226,274      $  221,177
                                                       =========       =========       ==========      ==========

(7)    ACCRUED TERMINATION AND FACILITIES COSTS
       ----------------------------------------

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

                                                                   Severance and
                                                 Branch             Termination           Contract
                                             Consolidations           Benefits           Termination        Total
                                             --------------           --------           -----------        -----
Balance at December 31, 1999                    $24,051                $12,770               $25           $36,846
     Additional liabilities recorded              2,504                     --                --             2,504
     Charges to liability account                (8,015)                  (204)               --            (8,219)
                                                -------                -------               ---           -------
Balance at June 30, 2000                        $18,540                $12,566               $25           $31,131
                                                =======                =======               ===           =======

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(8)    INCOME TAXES
       ------------

       During the six months ended June 30, 2000, GS Holdings recorded a net income tax benefit of $7.9 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and based on the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the six-month period ended June 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million.

(9)    MINORITY INTEREST
       -----------------

       On April 1, 1999, GS Holdings redeemed all of the remaining 607,299 outstanding shares of the Bank's 10 5/8% Preferred Stock not already owned by it for $105.313 per share for a total redemption price of $63.9 million. This transaction reduced minority interest on the Company's balance sheet and resulted in a charge of $3.2 million to minority interest expense.

(10)   STOCKHOLDER'S EQUITY
       --------------------

       COMMON STOCK

       At June 30, 2000, there were 1,000 shares of GS Holdings common stock issued and outstanding.

       Dividends on common stock during the six months ended June 30, 2000 and 1999 totalled $71.0 million and $55.0 million, respectively.

(11)   EXECUTIVE AND STOCK COMPENSATION
       --------------------------------

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

       In the first quarter of 2000, Golden State granted to its employees non-qualified stock options equivalent to 1,333,850 shares of common stock at a weighted average price of $13.99 per share under the Golden State Bancorp Inc. Omnibus Stock Plan (the "Stock Plan"). In the second quarter of 2000, Golden State granted an additional 12,000 non-qualified stock options at a weighted average price of $16.25 per share. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the six months ended June 30, 2000, in accordance with the intrinsic value accounting methodology prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of Golden State's common stock at the measurement date over the exercise price of the award.

       During the three months ended June 30, 2000, 14,307 options were exercised and 45,116 options were cancelled or expired under all plans. During the six months ended June 30, 2000, 14,307 options were exercised and 64,366 options were cancelled or expired under all plans. At June 30, 2000, options to acquire an equivalent of 3,828,259 shares and 1,177,775 LTWTMs remained outstanding under all plans.

       During the three and six months ended June 30, 1999, a total of 134,484 and 357,017 options, respectively, were exercised and 86,500 and 172,500 options, respectively, were cancelled or expired under all plans.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


       On January 24, 2000, Golden State awarded to certain of its employees 220,327 shares of restricted stock under the Golden State Bancorp Inc. Executive Compensation Plan. The market value on the date of the award was $14.00 per share. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. At June 30, 2000, a total of 275,210 restricted shares was outstanding. The compensation expense related to these awards is recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During the three and six months ended June 30, 2000, $0.5 million and $1.1 million, respectively, in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights.

(12)   EXTRAORDINARY ITEMS
       -------------------

       During the first quarter of 2000, the FHLB called and the Bank prepaid $200 million in FHLB advances, resulting in an extraordinary gain of $1.2 million, net of income taxes of $0.8 million, on the early extinguishment of such borrowings.

       Also during the first quarter of 2000, the Bank repurchased $2.5 million outstanding principal amount of the Convertible Subordinated Debentures due 2001, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand, on the early extinguishment of debt.

       During the second quarter of 2000, the FHLB called and the Bank prepaid $200 million in FHLB advances, resulting in an extraordinary gain of $1.8 million, net of income taxes of $1.2 million, on the early extinguishment of such borrowings.

(13)   NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS
       --------------------------------------

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

       For fair value hedge transactions in which the Company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on derivative instruments that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


       The Company has identified various types of instruments which will qualify as derivatives pursuant to SFAS No. 133. It is expected that the derivative instruments (interest rate floors, principal only swaps and swaptions) used to hedge the change in the fair value of the Company's mortgage servicing rights will be reported as fair value hedges. The derivative instruments (interest rate swaps) used to hedge the change in the cash flows of the Company's Federal Home Loan Bank advances and reverse repurchase agreements will be reported as cash flow hedges. During the second quarter of 2000, the Derivatives Implementation Group ("DIG") of the FASB issued preliminary guidance indicating that interest rate lock commitments, given to potential borrowers, met the net settlement criteria described in paragraph nine of SFAS No. 133 and would therefore be considered a derivative instrument. The DIG also addressed the issue of how to measure hedge effectiveness for hedges of mortgage servicing rights, and agreed to postpone a decision on that issue until the August DIG meeting. The Company is currently assessing the impact of this additional guidance.

       On June 15, 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB NO. 133 ("SFAS No. 138").

       The Board amended SFAS No. 133 by:

(a)    Expanding the normal purchases and normal sales exception,

(b) Permitting an entity to hedge to a designated benchmark interest rate defined as either (i) the interest rate on direct Treasury obligations of the U.S. government (Treasury rate), or (ii) the London Interbank Offered Rate (LIBOR) swap rate,

(c) Permitting entities to hedge recognized foreign-currency-denominated assets and liabilities for which a foreign currency transaction gain or loss is recognized in earnings, and

(d) Permitting certain internal derivatives to qualify for hedge accounting in the affiliate financial statements even though these internal derivatives are offset on a net or aggregate basis, rather than individually, by third party derivative contracts in another member of the consolidated financial group.

       In addition, certain decisions arising from the DIG process that required specific amendments to SFAS No. 133 are incorporated in SFAS No. 138.

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

       One of the qualifying criteria for hedge accounting under SFAS No. 133 is that the hedging relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in those fair values or cash flows that are attributable to the hedged risk, both at the inception of the hedge and on an ongoing basis. An assessment of this effectiveness is required at least every three months and whenever financial statements or earnings are reported by the Company.

       The high-effectiveness requirement has been interpreted to mean that the cumulative changes in the value of the hedging instrument since hedge inception should be between 80% and 125% of the inverse cumulative change since hedge inception in the fair value or cash flows of the hedged items.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


       Early application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods.

       SFAS No. 133 will significantly change the accounting treatment of derivative instruments used by the Company. Depending on the underlying risk management strategy, these accounting changes could affect reported net income, assets, liabilities and stockholder's equity. As a result, the Company may choose to reconsider its risk management strategies, since SFAS No. 133 will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company continues to evaluate the potential impact of implementing SFAS No. 133. An accurate assessment of the Company's hedge effectiveness and hence, the net impact of adopting SFAS No. 133, will not be possible until the FASB, which is currently both interpreting and amending SFAS No. 133 with regard to the measurement of hedge effectiveness, concludes its deliberations, and until after the Company has fully implemented hedging strategies in accordance with the FASB's amendments and interpretations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, INTENTIONS, BELIEFS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE THE COMPANY'S STATEMENTS REGARDING LIQUIDITY, PROVISION FOR LOAN LOSSES, CAPITAL RESOURCES AND ANTICIPATED EXPENSE LEVELS IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." IN ADDITION, IN THOSE AND OTHER PORTIONS OF THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," AND OTHER SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED OR EXPECTED. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE: (A) CHANGES IN LEVELS OF MARKET INTEREST RATES, (B) CHANGES IN THE CALIFORNIA ECONOMY OR CALIFORNIA REAL ESTATE VALUES, (C) CHANGES IN THE LEVEL OF MORTGAGE LOAN PREPAYMENTS, (D) CHANGES IN FEDERAL BANKING LAWS AND REGULATIONS, (E) ACTIONS BY THE COMPANY'S COMPETITORS, AND (F) THE RISKS DESCRIBED IN THE "RISK FACTORS" SECTION INCLUDED IN THE REGISTRATION STATEMENT ON FORM S-1 FILED BY GOLDEN STATE HOLDINGS INC. WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 29, 1998 (FILE NO. 333-64597) AND DECLARED EFFECTIVE ON NOVEMBER 12, 1998. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT.

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

       NET INCOME

       GS Holdings reported net income for the six months ended June 30, 2000 of $341.5 million compared with net income of $159.7 million for the corresponding period in 1999. Net income for the six months ended June 30, 2000 includes gains on the early extinguishment of debt, net of tax, of $3.0 million. Net income for the six months ended June 30, 1999 includes the following nonrecurring items, net of tax: a $9.4 million gain from the 1999 Servicing Sale and $3.2 million in minority interest expense related to the redemption of the remaining $60.7 million of the Bank's 10 5/8% Preferred Stock.

       GS Holdings reported net income for the three months ended June 30, 2000 of $92.0 million compared with net income of $85.8 million for the corresponding period in 1999. Net income for the three months ended June 30, 2000 includes gains on the early extinguishment of debt, net of tax, of $1.8 million. Net income for the three months ended June 30, 1999 includes the following nonrecurring items, net of tax: a $9.4 million gain from the 1999 Servicing Sale and $3.2 million in minority interest expense related to the redemption of the remaining $60.7 million of the Bank's 10 5/8% Preferred Stock.

       FINANCIAL CONDITION

       During the six months ended June 30, 2000, consolidated total assets increased $3.5 billion, to $60.5 billion from December 31, 1999, and total liabilities increased from $54.9 billion to $58.1 billion.

       During the six months ended June 30, 2000, stockholder's equity increased $265.0 million to $1.9 billion. The increase in stockholder's equity is principally the net result of $341.5 million in net income for the period, partially offset by $71.0 million in dividends to parent and an $8.6 million net unrealized loss, after tax, on securities.

       GS Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $158 million at June 30, 2000 compared with $200 million at December 31, 1999. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.26% at June 30, 2000 from 0.35% at December 31, 1999.

RESULTS OF OPERATIONS

       Six months ended June 30, 2000 versus six months ended June 30, 1999

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                        Six Months Ended June 30, 2000
                                                                   ---------------------------------------
                                                                   Average                         Average
                                                                   Balance        Interest          Rate
                                                                   -------        --------          ----
                                                                             (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,429        $   46            6.42%
     Mortgage-backed securities available for sale                  13,158           435            6.62
     Mortgage-backed securities held to maturity                     2,390            91            7.60
     Loans held for sale, net                                          764            29            7.51
     Loans receivable, net                                          36,515         1,343            7.36
     FHLB stock                                                      1,250            45            7.26
                                                                   -------        ------
         Total interest-earning assets                              55,506         1,989            7.17
Noninterest-earning assets                                           2,887        ------
                                                                   -------
         Total assets                                              $58,393
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                      $22,920           443            3.89
     Securities sold under agreements to repurchase (3)              5,606           173            6.09
     Borrowings (3)                                                 26,729           796            5.97
                                                                   -------        ------
         Total interest-bearing liabilities                         55,255         1,412            5.12
                                                                                  ------
Noninterest-bearing liabilities                                        912
Minority interest                                                      497
Stockholder's equity                                                 1,729
                                                                   -------
          Total liabilities, minority interest
                and stockholder's equity                           $58,393
                                                                   =======
Net interest income                                                               $  577
                                                                                  ======
Interest rate spread                                                                                2.05%
                                                                                                   =====
Net interest margin                                                                                 2.07%
                                                                                                   =====
Return on average assets                                                                            1.17%
                                                                                                   =====
Return on average equity                                                                           39.50%
                                                                                                   =====
Average equity to average assets                                                                    2.96%
                                                                                                   =====

                                                                        Six Months Ended June 30, 1999
                                                                   ---------------------------------------
                                                                   Average                         Average
                                                                   Balance        Interest          Rate
                                                                   -------        --------          ----
                                                                             (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,545         $   47           6.05%
     Mortgage-backed securities available for sale                  13,476            423           6.29
     Mortgage-backed securities held to maturity                     2,555             96           7.51
     Loans held for sale, net                                        2,069             68           6.54
     Loans receivable, net                                          30,967          1,135           7.33
     FHLB stock                                                      1,082             28           5.25
                                                                   -------         ------
         Total interest-earning assets                              51,694          1,797           6.95
Noninterest-earning assets                                           4,026
                                                                   -------
         Total assets                                              $55,720
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

     Securities and interest-bearing deposits in banks (2)         $ 1,429         $   46           6.42%

Interest-bearing liabilities:
     Deposits                                                      $24,126            444           3.71
     Securities sold under agreements to repurchase (3)              4,311            108           4.97
     Borrowings (3)                                                 23,560            640           5.48
                                                                   -------         ------
         Total interest-bearing liabilities                         51,997          1,192           4.62
                                                                                   ------
Noninterest-bearing liabilities                                      1,413
Minority interest                                                      566
Stockholder's equity                                                 1,744
                                                                   -------
         Total liabilities, minority interest
              and stockholder's equity                             $55,720
                                                                   =======
Net interest income                                                                $  605
                                                                                   ======
Interest rate spread                                                                                2.33%
                                                                                                    ====
Net interest margin                                                                                 2.30%
                                                                                                    ====
Return on average assets                                                                            0.57%
                                                                                                    ====
Return on average equity                                                                            18.31%
                                                                                                    =====
Average equity to average assets                                                                     3.13%
                                                                                                    =====

----------------
(1) Non-performing assets are included in the average balances for the periods indicated.

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

                                                                   Six Months Ended June 30, 2000 vs. 1999
                                                                        Increase (Decrease) Due to
                                                                   ---------------------------------------
                                                                    Volume           Rate            Net
                                                                    ------           ----            ---
INTEREST INCOME:                                                                (in millions)

     Securities and interest-bearing deposits in banks              $ (5)            $  4           $ (1)
     Mortgage-backed securities available for sale                    (9)              21             12
     Mortgage-backed securities held to maturity                      (6)               1             (5)
     Loans held for sale, net                                        (51)              12            (39)
     Loans receivable, net                                           204                4            208
     FHLB stock                                                        5               12             17
                                                                    ----             ----           ----
          Total                                                      138               54            192
                                                                    ----             ----           ----

INTEREST EXPENSE:

     Deposits                                                        (48)              47             (1)
     Securities sold under agreements to repurchase                   37               28             65
     Borrowings                                                       91               65            156
                                                                    ----             ----           ----
          Total                                                       80              140            220
                                                                    ----             ----           ----
                Change in net interest income                       $ 58             $(86)          $(28)
                                                                    ====             ====           ====

       The volume variances in total interest income and total interest expense for the six months ended June 30, 2000 compared to the corresponding period in 1999 are largely due to increased loan volume, partially offset by an increase in borrowings.

       INTEREST INCOME. Total interest income was $2.0 billion for the six months ended June 30, 2000, an increase of $192.7 million from the six months ended June 30, 1999. Total interest-earning assets for the six months ended June 30, 2000 averaged $55.5 billion, compared to $51.7 billion for the corresponding period in 1999, primarily as a result of increased loan volume. The yield on total interest-earning assets during the six months ended June 30, 2000 increased to 7.17% from 6.95% for the six months ended June 30, 1999, primarily due to a higher percentage of loans to total earning assets and the repricing of variable-rate earning assets.

       GS Holdings earned $1.3 billion of interest income on loans receivable for the six months ended June 30, 2000, an increase of $208.7 million from the six months ended June 30, 1999. The average balance of loans receivable was $36.5 billion for the six months ended June 30, 2000, compared to $31.0 billion for the same period in 1999. The weighted average rate on loans receivable increased to 7.36% for the six months ended June 30, 2000 from 7.33% for the six months ended June 30, 1999. The changes in the average balance and weighted average rate reflect the repricing of variable-rate loans, offset in part by the impact of originations of mortgages with low introductory interest rates during the fourth quarter of 1999 and the first quarter of 2000.

       GS Holdings earned $28.7 million of interest income on loans held for sale for the six months ended June 30, 2000, a decrease of $39.0 million from the six months ended June 30, 1999. The average balance of loans held for sale was $764 million for the six months ended June 30, 2000, a decrease of $1.3 billion from the comparable period in 1999, primarily attributed to a reduction in fixed-rate originations due to the current rising interest rate environment, coupled with longer holding periods for loans held for sale during the six months ended June 30, 1999. The weighted average rate on loans held for sale increased to 7.51% for the six months ended June 30, 2000 from 6.54% for the six months ended June 30, 1999, primarily due to increasing market interest rates.

       Interest income on mortgage-backed securities available for sale was $435.5 million for the six months ended June 30, 2000, an increase of $11.9 million from the six months ended June 30, 1999. The average portfolio balance decreased $318 million, to $13.2 billion, for the six months ended June 30, 2000 compared to the same period in 1999. The weighted average yield on these assets increased from 6.29% for the six months ended June 30, 1999 to 6.62% for the six months ended June 30, 2000. The decrease in the volume and the increase in the weighted average yield is primarily due to the reclassification of $1.1 billion in mortgage-backed securities to the held-to-maturity portfolio, run-off of existing portfolios and the sale of approximately $500 million in mortgage-backed securities during the second quarter of 2000, partially offset by purchases during the second half of 1999.

       Interest income on mortgage-backed securities held to maturity was $90.8 million for the six months ended June 30, 2000, a decrease of $5.1 million from the six months ended June 30, 1999. The average portfolio balance decreased $165 million, to $2.4 billion, for the six months ended June 30, 2000 compared to the same period in 1999, primarily attributed to the run-off of existing portfolios, partially offset by the reclassification of $1.1 billion in mortgage-backed securities from the available-for- sale portfolio. The run-off in these securities was replaced with the origination and purchase of whole loans instead of additional mortgage-backed securities. The weighted average rates for the six months ended June 30, 2000 and 1999 were 7.60% and 7.51%, respectively.

       Interest income on securities and interest-bearing deposits in other banks was $45.8 million for the six months ended June 30, 2000, a decrease of $0.8 million from the six months ended June 30, 1999. The average portfolio balance was $1.4 billion and $1.5 billion for the six months ended June 30, 2000 and 1999, respectively. The higher weighted average rate of 6.42% for the six months ended June 30, 2000 compared to 6.05% for the six months ended June 30, 1999 reflects $2.4 million in interest income on a federal income tax refund related to Old California Federal for periods prior to the Golden State Acquisition for which there is no corresponding asset, partially offset by interest earned in 1999 on the investment of proceeds from the assumption of the GS Holdings Notes.

       Dividends on FHLB stock were $45.1 million for the six months ended June 30, 2000, an increase of $16.9 million from the six months ended June 30, 1999. The average balance outstanding during the six months ended June 30, 2000 and 1999 was $1.3 billion and $1.1 billion, respectively. The weighted average dividend on FHLB stock increased to 7.26% for the six months ended June 30, 2000 from 5.25% for the six months ended June 30, 1999. The increase in the average balance and weighted average yield is due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances and an increase in the dividend rate on FHLB stock.

       INTEREST EXPENSE. Total interest expense was $1.4 billion for the six months ended June 30, 2000, an increase of $220.3 million from the six months ended June 30, 1999. The increase is primarily the result of additional borrowings under FHLB advances and securities sold under agreements to repurchase used to fund loans and offset the reduction in deposit balances.

       Interest expense on customer deposits, including brokered deposits, was $443.1 million for the six months ended June 30, 2000, a decrease of $0.9 million from the six months ended June 30, 1999. The average balance of customer deposits outstanding decreased from $24.1 billion for the six months ended June 30, 1999 to $22.9 billion for the six months ended June 30, 2000. The decrease in the average balance is primarily due to lower certificate of deposit balances, reflecting the Bank's pricing strategy during most of 1999. Partially offsetting this decrease is $543 million in deposits at an average cost of 3.71%, which were assumed in the Nevada Purchase in April 1999. The overall weighted average cost of deposits increased to 3.89% for the six months ended June 30, 2000 from 3.72% for the six months ended June 30, 1999, primarily due to rising market interest rates.

       Interest expense on securities sold under agreements to repurchase totalled $172.7 million for the six months ended June 30, 2000, an increase of $65.1 million from the six months ended June 30, 1999. The average balance of such borrowings for the six months ended June 30, 2000 and 1999 was $5.6 billion and $4.3 billion, respectively. The increase is primarily attributed to the funding of loans and the purchase of mortgage-backed securities in the second half of 1999, as well as deposit run-off. The weighted average interest rate on these instruments increased to 6.09% for the six months ended June 30, 2000 from 4.97% for the six months ended June 30, 1999, primarily due to an increase in market rates on new borrowings in 2000 compared to 1999.

       Interest expense on borrowings totalled $796.2 million for the six months ended June 30, 2000, an increase of $156.1 million from the six months ended June 30, 1999. The average balance outstanding for the six months ended June 30, 2000 and 1999 was $26.7 billion and $23.6 billion, respectively. The weighted average interest rate on these instruments increased to 5.97% for the six months ended June 30, 2000 from 5.48% for the six months ended June 30, 1999, primarily due to higher prevailing market rates in 2000. The higher volume reflects the increase in FHLB advances used to fund loans and the purchase of mortgage-backed securities in the second half of 1999.

       NET INTEREST INCOME. Net interest income was $577.4 million for the six months ended June 30, 2000, a decrease of $27.6 million from the six months ended June 30, 1999. The interest rate spread declined to 2.05% for the six months ended June 30, 2000 from 2.33% for the six months ended June 30, 1999, primarily as a result of maturities and repayments of lower rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively higher rates. The effect of higher rates on liabilities was partially offset by higher yielding assets replenishing asset run-off in a rising rate environment and the repricing of variable-rate assets.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sales of assets, was $218.1 million for the six months ended June 30, 2000, representing an increase of $4.1 million from the six months ended June 30, 1999.

       Loan servicing fees, net of amortization of mortgage servicing rights, were $90.6 million for the six months ended June 30, 2000, compared to $70.3 million for the six months ended June 30, 1999. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $69.2 billion at June 30, 1999 to $78.6 billion at June 30, 2000. Incremental loan servicing fees were partially offset by amortization of MSRs. MSR amortization for the six months ended June 30, 2000 decreased by $7.7 million from the six months ended June 30, 1999 due to a reduction in the assumed prepayment rate, partially offset by a higher MSR basis. Loan servicing fees benefited from the slowdown in mortgage loan prepayments in 2000, with an average prepayment rate on loans serviced for others of 8.1% in the first half of 2000, compared to 22.3% in the comparable period in 1999.

       Customer banking fees were $98.7 million for the six months ended June 30, 2000 compared to $91.4 million for the six months ended June 30, 1999. The increase is primarily attributed to increased emphasis by management on transaction account growth, the impact of revenues from the deposits assumed in the Nevada Purchase and higher fee income on mutual fund, annuity and other security sales through Cal Fed Investments.

       Gain on sale, settlement and transfer of loans, net totalled $27.1 million for the six months ended June 30, 2000, an increase of $6.6 million from the six months ended June 30, 1999. During the second quarter of 2000, the Company recorded a $14.5 million reduction in its recourse liability. This liability is a life-of-asset accrual. Given the paydowns which have occurred on the underlying loans and the improving credit and real estate market conditions present, the Company determined that the liability balance exceeded its estimate of the required accrual for the remaining life of the recourse assets by $14.5 million. Gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $6.3 million lower in the six months ended June 30, 2000 compared to the same period in 1999. During the six months ended June 30, 2000, California Federal sold $2.2 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $5.8 billion of such sales for the corresponding period in 1999, while the gains on such sales declined $1.6 million between the two periods.

       Net loss on sale of assets totalled $16.0 million for the six months ended June 30, 2000, compared to a net gain of $15.1 million for the six months ended June 30, 1999. The loss during 2000 is primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with an average yield of 6.64% during the second quarter. While a loss was incurred on this transaction, it is expected that the sale will benefit both the net interest margin and the Company's interest rate sensitivity in future periods. The $15.1 million gain reported in 1999 primarily relates to the $16.3 million gain on the Servicing Sale.

       NONINTEREST EXPENSE. Total noninterest expense was $451.6 million for the six months ended June 30, 2000, a decrease of $23.1 million compared to the six months ended June 30, 1999. The variance between the two periods is primarily attributed to continued expense reduction efforts by the Company and the completion of merger and integration efforts in the first half of 1999. Noninterest expense for the six months ended June 30, 2000 included decreases of $11.8 million in other noninterest expense, $9.6 million in professional fees, $8.1 million in loan expense and $7.7 million in specific merger and integration costs incurred in 1999 in connection with the Golden State Acquisition. These decreases were partially offset by increases of $13.2 million in compensation expense and $5.5 million in occupancy and equipment expense.

       Compensation and employee benefits expense was $214.9 million for the six months ended June 30, 2000, an increase of $13.2 million from the six months ended June 30, 1999. The increase is primarily attributed to normal salary increases and higher employment levels in expanding lines of business, including the impact of additional employees from the Downey Acquisition.

       Occupancy and equipment expense was $73.5 million for the six months ended June 30, 2000, an increase of $5.5 million from the six months ended June 30, 1999, primarily attributed to $4.8 million of adjustments in 1999 to previously established accruals for vacant facilities.

       Professional fees were $17.6 million for the six months ended June 30, 2000, a decrease of $9.6 million from the six months ended June 30, 1999, primarily due to legal and consulting fee expenses incurred in 1999 related to goodwill litigation and the Y2K project.

       Loan expense was $14.0 million for the six months ended June 30, 2000, a decrease of $8.1 million from the six months ended June 30, 1999, primarily due to a decrease in pass-through interest expense on loans attributed to a decrease in payoffs during 2000. Repayment rates on loans serviced for others averaged 11.8% during the first half of 2000, a significant decline from the 27% average experienced during the first half of 1999.

       Merger and integration costs were $7.7 million for the six months ended June 30, 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs were not incurred during the first half of 2000.

       Amortization of intangible assets was $31.9 million for the six months ended June 30, 2000, a decrease of $3.3 million from the six months ended June 30, 1999, primarily attributed to a lower goodwill base due to a $50.0 million reduction in goodwill in the first quarter of 2000, resulting from a reduction in the valuation allowance against the Company's deferred tax asset (see "- Provision for Income Tax"), and a $38.2 million reduction in goodwill resulting from an income tax refund received during the fourth quarter of 1999 related to Old California Federal. This decrease was partially offset by amortization expense related to the $7.7 million and $50.7 million in goodwill recorded in connection with the Downey Acquisition and the Nevada Purchase, respectively.

       Other noninterest expense was $103.0 million in 2000 compared to $114.8 million in 1999. The decline in operating expenses is primarily attributed to management's continued expense reduction efforts.

       PROVISION FOR INCOME TAX. During the six months ended June 30, 2000 and 1999, GS Holdings recorded income tax (benefit) expense of $(7.9) million and $154.7 million, respectively. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the six-month period ended June 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million.

       GS Holdings' effective gross federal tax rate was (9)% and 38% during the six months ended June 30, 2000 and 1999, respectively, while its federal statutory tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. GS Holdings' effective state tax rate was 6% and 8% during each of the six months ended June 30, 2000 and 1999, respectively. The effective tax rate declined during the first half of 2000 as a result of changes in management's estimates of the expected state tax liability of the Company.

       MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $22.8 million were recorded during the six months ended June 30, 2000. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $9.4 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

       During the six months ended June 30, 1999, minority interest expense included $3.2 million in net premiums paid in connection with the redemption of the Bank's 10 5/8% Preferred Stock. Minority interest expense also included dividends on the Bank Preferred Stock that had not yet been acquired by GS Holdings and the REIT Preferred Stock totalling $1.8 million and $22.8 million, respectively. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $9.6 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest expense for the six months ended June 30, 1999 also included a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                       Three Months Ended June 30, 2000
                                                                   ---------------------------------------
                                                                   Average                         Average
                                                                   Balance        Interest           Rate
                                                                   -------        --------           ----
                                                                             (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,431         $   24            6.79%
     Mortgage-backed securities available for sale                  12,447            207            6.64
     Mortgage-backed securities held to maturity                     2,700             51            7.62
     Loans held for sale, net                                          814             15            7.56
     Loans receivable, net                                          37,716            698            7.40
     FHLB stock                                                      1,306             28            8.61
                                                                    ------         ------
         Total interest-earning assets                              56,414          1,023            7.26
                                                                                   ------
Noninterest-earning assets                                           3,011
                                                                   -------
         Total assets                                              $59,425
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                      $22,948            224            3.93
     Securities sold under agreements to repurchase (3)              5,503             90            6.46
     Borrowings (3)                                                 27,684            419            6.06
                                                                   -------         ------
         Total interest-bearing liabilities                         56,135            733            5.22
                                                                                   ------
Noninterest-bearing liabilities                                        985
Minority interest                                                      498
Stockholder's equity                                                 1,807
                                                                   -------
          Total liabilities, minority interest
               and stockholder's equity                            $59,425
                                                                   =======
Net interest income                                                                $  290
                                                                                   ======
Interest rate spread                                                                                 2.04%
                                                                                                    =====
Net interest margin                                                                                  2.06%
                                                                                                    =====
Return on average assets                                                                             0.62%
                                                                                                    =====
Return on average equity                                                                            20.36%
                                                                                                    =====
Average equity to average assets                                                                     3.04%
                                                                                                    =====

                                                                       Three Months Ended June 30, 1999
                                                                   ---------------------------------------
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
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                      $24,172          222              3.68
     Securities sold under agreements to repurchase (3)              4,302           54              4.92
     Borrowings (3)                                                 24,238          331              5.48
                                                                   -------         ----
         Total interest-bearing liabilities                         52,712          607              4.62
                                                                                   ----
Noninterest-bearing liabilities                                      1,312
Minority interest                                                      533
Stockholder's equity                                                 1,718
                                                                    ------
         Total liabilities, minority interest
             and stockholder's equity                               $56,275
                                                                    =======
Net interest income                                                                $297
                                                                                   ====
Interest rate spread                                                                                 2.28%
                                                                                                    =====
Net interest margin                                                                                  2.26%
                                                                                                    =====
Return on average assets                                                                             0.61%
                                                                                                    =====
Return on average equity                                                                            19.97%
                                                                                                    =====
Average equity to average assets                                                                     3.05%
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

                                                                   Three Months Ended June 30, 2000 vs. 1999
                                                                          Increase (Decrease) Due to
                                                                   -----------------------------------------
                                                                    Volume           Rate            Net
                                                                    ------           ----            ---
INTEREST INCOME:                                                                (in millions)

     Securities and interest-bearing deposits in banks              $ (1)            $  2           $  1
     Mortgage-backed securities available for sale                   (26)              13            (13)
     Mortgage-backed securities held to maturity                       5                1              6
     Loans held for sale, net                                        (23)               5            (18)
     Loans receivable, net                                           120               10            130
     FHLB stock                                                        3               10             13
                                                                    ----             ----           ----
               Total                                                  78               41            119
                                                                    ----             ----           ----

INTEREST EXPENSE:

     Deposits                                                         (9)              11              2
     Securities sold under agreements to repurchase                   17               19             36
     Borrowings                                                       51               37             88
                                                                    ----             ----           ----
               Total                                                  59               67            126
                                                                    ----             ----           ----
                  Change in net interest income                     $ 19             $(26)          $ (7)
                                                                    ====             ====           ====

       The volume variances in total interest income and total interest expense for the three months ended June 30, 2000 compared to the corresponding period in 1999 are largely due to increased loan volume and purchases of mortgage-backed securities in the second half of 1999, partially offset by an increase in borrowings and the sale of mortgage-backed securities in 2000.

       INTEREST INCOME. Total interest income was $1.0 billion for the three months ended June 30, 2000, an increase of $118.9 million from the three months ended June 30, 1999. Total interest-earning assets for the three months ended June 30, 2000 averaged $56.4 billion, compared to $52.4 billion for the corresponding period in 1999, primarily as a result of increased loan volume. The yield on total interest-earning assets during the three months ended June 30, 2000 increased to 7.26% from 6.90% for the three months ended June 30, 1999, primarily due to a higher percentage of loans to total earning assets and the repricing of variable-rate earning assets.

       GS Holdings earned $697.3 million of interest income on loans receivable for the three months ended June 30, 2000, an increase of $129.8 million from the three months ended June 30, 1999. The average balance of loans receivable was $37.7 billion for the three months ended June 30, 2000, compared to $31.2 billion for the same period in 1999. The weighted average rate on loans receivable increased to 7.40% for the three months ended June 30, 2000 from 7.27% for the three months ended June 30, 1999. The changes in the average balance and weighted average rate reflect the repricing of variable-rate loans, offset in part by the impact of originations of mortgages with low introductory interest rates during the fourth quarter of 1999 and the first quarter of 2000.

       GS Holdings earned $15.4 million of interest income on loans held for sale for the three months ended June 30, 2000, a decrease of $17.7 million from the three months ended June 30, 1999. The average balance of loans held for sale was $814 million for the three months ended June 30, 2000, a decrease of $1.2 billion from the comparable period in 1999, primarily attributed to a reduction in fixed-rate originations due to the current rising interest rate environment, coupled with longer holding periods for loans held for sale during the three months ended June 30, 1999. The weighted average rate on loans held for sale increased to 7.56% for the three months ended June 30, 2000 from 6.69% for the three months ended June 30, 1999, primarily due to increasing market interest rates.

       Interest income on mortgage-backed securities available for sale was $206.5 million for the three months ended June 30, 2000, a decrease of $13.1 million from the three months ended June 30, 1999. The average portfolio balance decreased $1.5 billion, to $12.4 billion, for the three months ended June 30, 2000 compared to the same period in 1999. The weighted average yield on these assets increased from 6.29% for the three months ended June 30, 1999 to 6.64% for the three months ended June 30, 2000. The decrease in the volume and the increase in the weighted average yield are primarily due to the reclassification of $1.1 billion in mortgage-backed securities to the held-to-maturity portfolio, run-off of existing portfolios and the sale of approximately $500 million of mortgage-backed securities during the second quarter of 2000, partially offset by purchases during the second half of 1999.

       Interest income on mortgage-backed securities held to maturity was $51.5 million for the three months ended June 30, 2000, an increase of $6.0 million from the three months ended June 30, 1999. The average portfolio balance increased $234 million, to $2.7 billion, for the three months ended June 30, 2000 compared to the same period in 1999, primarily attributed to the reclassification of $1.1 billion in mortgage-backed securities from the available-for-sale portfolio, partially offset by the run-off of existing portfolios. The run-off in these securities was replaced with the origination and purchase of whole loans instead of additional mortgage-backed securities. The weighted average rates for the three months ended June 30, 2000 and 1999 were 7.62% and 7.37%, respectively.

       Interest income on securities and interest-bearing deposits in other banks was $24.3 million for the three months ended June 30, 2000, an increase of $0.5 million from the three months ended June 30, 1999. The average portfolio balance was $1.4 billion and $1.6 million for each of the three months ended June 30, 2000 and 1999, respectively. The higher weighted average rate of 6.79% for the three months ended June 30, 2000 compared to 5.78% for the three months ended June 30, 1999 reflects $2.4 million in interest income on a federal income tax refund related to Old California Federal for periods prior to the Golden State Acquisition for which there is no corresponding asset, partially offset by interest earned in 1999 on the investment of proceeds from the assumption of the GS Holdings Notes.

       Dividends on FHLB stock were $28.0 million for the three months ended June 30, 2000, an increase of $13.3 million from the three months ended June 30, 1999. The average balance outstanding during the three months ended June 30, 2000 and 1999 was $1.3 billion and $1.1 billion, respectively. The weighted average dividend on FHLB stock increased to 8.61% for the three months ended June 30, 2000 from 5.24% for the three months ended June 30, 1999. The increase in the average balance and weighted average yield is due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances and an increase in the dividend rate on FHLB stock.

       Interest Expense. Total interest expense was $732.6 million for the three months ended June 30, 2000, an increase of $125.6 million from the three months ended June 30, 1999. The increase is primarily the result of additional borrowings under FHLB advances and securities sold under agreements to repurchase used to fund loans and offset the reduction in deposit balances.

       Interest expense on customer deposits, including brokered deposits, was $224.4 million for the three months ended June 30, 2000, an increase of $2.3 million from the three months ended June 30, 1999. The average balance of customer deposits outstanding decreased from $24.2 billion for the three months ended June 30, 1999 to $22.9 billion for the three months ended June 30, 2000. The decrease in the average balance is primarily due to lower certificate of deposit balances, reflecting the Bank's pricing strategy during most of 1999. The overall weighted average cost of deposits increased to 3.93% for the three months ended June 30, 2000 from 3.68% for the three months ended June 30, 1999, primarily due to rising market interest rates.

       Interest expense on securities sold under agreements to repurchase totalled $89.8 million for the three months ended June 30, 2000, an increase of $36.3 million from the three months ended June 30, 1999. The average balance of such borrowings for the three months ended June 30, 2000 and 1999 was $5.5 billion and $4.3 billion, respectively. The increase is primarily attributed to the funding of loans and the purchase of mortgage-backed securities in the second half of 1999, as well as deposit run-off. The weighted average interest rate on these instruments increased to 6.46% for the three months ended June 30, 2000 from 4.92% for the three months ended June 30, 1999, primarily due to an increase in market rates on new borrowings in 2000 compared to 1999.

       Interest expense on borrowings totalled $418.4 million for the three months ended June 30, 2000, an increase of $87.0 million from the three months ended June 30, 1999. The average balance outstanding for the three months ended June 30, 2000 and 1999 was $27.7 billion and $24.2 billion, respectively. The weighted average interest rate on these instruments increased to 6.06% for the three months ended June 30, 2000 from 5.48% for the three months ended June 30, 1999, primarily due to higher prevailing market rates in 2000. The higher volume reflects the increase in FHLB advances used to fund loans and the purchase of mortgage-backed securities in the second half of 1999.

       NET INTEREST INCOME. Net interest income was $290.3 million for the three months ended June 30, 2000, a decrease of $6.7 million from the three months ended June 30, 1999. The interest rate spread declined to 2.04% for the three months ended June 30, 2000 from 2.28% for the three months ended June 30, 1999, primarily as a result of maturities and repayments of lower rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively higher rates. The effect of higher rates on liabilities was partially offset by higher yielding assets replenishing asset run-off in a rising rate environment and the repricing of variable-rate assets.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sales of assets, was $108.0 million for the three months ended June 30, 2000, representing an increase of less than $0.1 million from the three months ended June 30, 1999.

       Loan servicing fees, net of amortization of mortgage servicing rights, were $45.7 million for the three months ended June 30, 2000, compared to $34.3 million for the three months ended June 30, 1999. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $69.2 billion at June 30, 1999 to $78.6 billion at June 30, 2000. Incremental loan servicing fees were partially offset by amortization of MSRs. MSR amortization for the quarter decreased by $3.1 million from the three months ended June 30, 1999 due to a reduction in the assumed prepayment rate, partially offset by a higher MSR basis. Loan servicing fees benefited from the slowdown in mortgage loan prepayments in 2000, with an average prepayment rate on loans serviced for others of 9.2% in the second quarter of 2000, compared to 20.0% in the comparable period in 1999.

       Customer banking fees were $50.1 million for the three months ended June 30, 2000 compared to $46.6 million for the three months ended June 30, 1999. The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other security sales through Cal Fed Investments.

       Gain on sale, settlement and transfer of loans, net totalled $20.4 million for the three months ended June 30, 2000, an increase of $15.5 million from the three months ended June 30, 1999. During the second quarter of 2000, the Company recorded a $14.5 million reduction in its recourse liability. See "- Six Months Ended June 30, 2000 versus Six Months Ended June 30, 1999 - Noninterest Income." During the three months ended June 30, 2000, California Federal sold $1.1 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $2.6 billion of such sales for the corresponding period in 1999. The gain on residential loan sales increased $4.8 million during the three months ended June 30, 2000 compared to the same period in 1999, primarily as a result of an $8.8 million adjustment recorded during the second quarter of 1999 to reflect the lower of cost or market valuation on loans held for sale at June 30, 1999. Gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $3.8 million lower in the three months ended June 30, 2000 compared to the same period in 1999.

       Net loss on sale of assets totalled $16.5 million for the three months ended June 30, 2000, compared to a net gain of $14.9 million for the three months ended June 30, 1999, primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities during the second quarter of 2000. See "- Six Months Ended June 30, 2000 versus Six Months Ended June 30, 1999 - Noninterest Income."

       NONINTEREST EXPENSE. Total noninterest expense was $226.3 million for the three months ended June 30, 2000, an increase of $5.1 million compared to the three months ended June 30, 1999. The variance between the two periods is primarily attributed to normal inflation rates and investments in expanding lines of business. Noninterest expense for the three months ended June 30, 2000 included increases of $8.0 million in compensation expense, $6.0 million in occupancy and equipment and $1.4 million in other noninterest expense. These increases were partially offset by decreases of $4.4 million in professional fees, $2.0 million in loan expense and $1.7 million in merger and integration costs incurred in 1999 in connection with the Golden State Acquisition.

       Compensation and employee benefits expense was $107.2 million for the three months ended June 30, 2000, an increase of $8.0 million from the three months ended June 30, 1999. The increase is primarily attributed to normal salary increases and higher employment levels in expanding lines of business, including the impact of additional employees from the Downey Acquisition.

       Occupancy and equipment expense was $36.1 million and $30.1 million for the three months ended June 30, 2000 and 1999, respectively. This increase reflects $4.8 million of adjustments in 1999 to previously established accruals for vacant facilities and an acceleration of depreciation on computer equipment during the second quarter of 2000.

       Professional fees were $8.9 million for the three months ended June 30, 2000, a decrease of $4.4 million from the three months ended June 30, 1999, primarily due to expenses incurred in 1999 attributed to the Y2K project and goodwill litigation.

       Loan expense was $8.0 million for the three months ended June 30, 2000, a decrease of $2.0 million from the three months ended June 30, 1999, primarily due to a decrease in pass-through interest expense on loans attributed to a decrease in payoffs during 2000. Repayment rates on loans serviced for others averaged 13% during the second quarter of 2000, a significant decline from the 24% average experienced during the same period in 1999.

       Merger and integration costs were $1.7 million for the three months ended June 30, 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs were not incurred during 2000.

       Amortization of intangible assets was $15.5 million for the three months ended June 30, 2000, a decrease of $2.5 million from the three months ended June 30, 1999, primarily attributed to a lower goodwill base due to a $50.0 million reduction in goodwill in the first quarter of 2000, resulting from a reduction in the valuation allowance against the Company's deferred tax asset, and a $38.2 million reduction resulting from an income tax refund received during the fourth quarter of 1999 related to Old California Federal. These decreases were partially offset by amortization expense related to the $7.7 million in goodwill recorded in connection with the Downey Acquisition.

       PROVISION FOR INCOME TAX. During the three months ended June 30, 2000 and 1999, GS Holdings recorded income tax expense of $75.1 million and $82.3 million, respectively.

       GS Holdings' effective gross federal tax rate was 38% during each of the three months ended June 30, 2000 and 1999, while its federal statutory tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. GS Holdings' effective state tax rate was 6% and 8% during each of the three months ended June 30, 2000 and 1999, respectively. The effective tax rate declined during the second quarter of 2000 as a result of changes in management's estimates of the expected state tax liability of the Company.

       MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $11.4 million were recorded during the three months ended June 30, 2000. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.6 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

       During the three months ended June 30, 1999, minority interest expense included $3.2 million in net premiums paid in connection with the redemption of the Bank's 10 5/8% Preferred Stock. Minority interest expense also included dividends on the Bank Preferred Stock that had not yet been acquired by GS Holdings and the REIT Preferred Stock totalling $0.9 million and $11.4 million, respectively. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.8 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

PROVISION FOR LOAN LOSSES

       The adequacy of the allowance for loan losses is periodically evaluated by management to maintain the allowance at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. See "-- Problem and Potential Problem Assets" for a discussion of the methodology used in determining the adequacy of the allowance for loan losses. The Company recorded no provision for loan losses during the six months ended June 30, 2000. The Company recorded provisions for loan losses of $10 million and $5 million during the six and three months ended June 30, 1999, respectively.

       The decrease in the provision for loan losses during the six-month period ended June 30, 2000 compared to the same period in 1999 reflects management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions.

       Activity in the allowance for loan losses is as follows (in thousands):

                                                       Six Months Ended June 30,       Three Months Ended June 30,
                                                       -------------------------       ---------------------------
                                                         2000            1999             2000            1999
                                                         ----            ----             ----            ----

Balance - beginning of period                          $554,893        $588,533         $543,188        $583,214
   Provision for loan losses                                 --          10,000               --           5,000
   Charge-offs                                          (20,297)        (21,483)          (7,827)        (11,179)
   Recoveries                                             1,518           1,989              753           1,334
   Reclassification                                          --            (670)              --              --
                                                       --------        --------         --------        --------
Balance - end of period                                $536,114        $578,369         $536,114        $578,369
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

       At June 30, 2000, loans that were considered to be impaired totalled $100.2 million (of which $18.9 million were on nonaccrual status). The average recorded investment in impaired loans during the six and three-month periods ended June 30, 2000 was approximately $113.5 million and $104.4 million, respectively. For the six and three-month periods ended June 30, 2000, GS Holdings recognized interest income on those impaired loans of $4.1 million and $2.0 million, respectively, which included $0.4 million and $0.2 million, respectively, of interest income recognized using the cash basis method of income recognition.

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

                                                                             June 30, 2000
                                                          --------------------------------------------------
                                                          Non-performing       Impaired         Restructured
                                                          --------------       --------         ------------
                                                                             (in millions)
 Real Estate:
   1-4 unit residential                                        $100              $  1                $ 1
   5+ unit residential                                            4                30                 --
   Commercial and other                                           4                46                 --
   Land                                                          --                --                 --
   Construction                                                  --                --                 --
                                                               ----              ----                ---
       Total real estate                                        108                77                  1
Non-real estate                                                  16                23                 --
                                                               ----              ----                ---
       Total loans                                              124 (a)          $100 (b)            $ 1
                                                                                 ====                ===
Foreclosed real estate, net                                      28
Repossessed assets                                                6
                                                               ----
       Total non-performing assets                             $158
                                                               ====

                                                                           December 31, 1999
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
                                                               ====

--------------
(a) Includes loans securitized with recourse on non-performing status of $2.0 million at December 31, 1999. There are no loans securitized with recourse on non-performing status at June 30, 2000.

(b) Includes $18.9 million of non-performing loans at both June 30, 2000 and December 31, 1999. Also includes $10.0 million and $13.7 million of loans classified as troubled debt restructurings at June 30, 2000 and December 31, 1999, respectively.

       There were no accruing loans contractually past due 90 days or more at June 30, 2000 or December 31, 1999.

       The Company's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $158 million at June 30, 2000, from $200 million at December 31, 1999. Non-performing assets as a percentage of the Bank's total assets decreased to 0.26% at June 30, 2000, from 0.35% at December 31, 1999.

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

       The following table presents non-performing real estate assets by geographic region of the country as of June 30, 2000:

                                                                                 Total
                                     Non-performing        Foreclosed       Non-performing
                                       Real Estate        Real Estate,        Real Estate      Geographic
                                     Loans, Net (2)          Net (2)            Assets        Concentration
                                     --------------         --------            ------        -------------
                                                               (dollars in millions)

Region:
         California                       $ 67                $14                $ 81               60%
         Northeast (1)                      12                  3                  15               11
         Other regions                      29                 11                  40               29
                                          ----                ---                ----              ---
              Total                       $108                $28                $136              100%
                                          ====                ===                ====              ===

-------------
(1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Delaware, Maine and Vermont.

(2)    Net of purchase accounting adjustments.

       At June 30, 2000, the Company's largest non-performing asset was approximately $2.9 million, and it had two non-performing assets over $2 million in size with balances averaging $2.6 million. At June 30, 2000, the Company had 3,426 non-performing assets below $2 million in size, including 876 non-performing 1-4 unit residential assets.

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

       At June 30, 2000, the allowance for loan losses was $536 million, consisting of a $379 million formula allowance, a $26 million specific allowance and a $131 million unallocated allowance.

       Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, $510 million of the allowance is general in nature and is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                                   5+ Unit
                                                                 Residential
                                                1 - 4 Unit      and Commercial      Consumer
                                               Residential       Real Estate       and Other           Total
                                               -----------       -----------       ---------           -----
                                                                         (in millions)

Balance - December 31, 1999                        $235             $276              $44              $555
     Provision for loan losses                       --               (1)               1                --
     Charge-offs                                     (2)              (4)              (7)              (13)
     Recoveries                                      --               --                1                 1
                                                   ----             ----              ---              ----
Balance - March 31, 2000                            233              271               39               543
     Provision for loan losses                       --               (1)               1                --
     Charge-offs                                     (2)              (2)              (4)               (8)
     Recoveries                                      --                --               1                 1
                                                   ----             ----              ---              ----
Balance - June 30, 2000                            $231             $268              $37              $536
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

       GS Holdings, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently. At June 30, 2000, approximately 78% of the Company's loan portfolio consisted of ARMs.

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

       The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at June 30, 2000 was as follows:

                                                                     Maturity/Rate Sensitivity
                                                 -----------------------------------------------------------------
                                                   Within         1 - 5         Over 5     Noninterest
                                                   1 Year         Years         Years        Bearing        Total
                                                   ------         -----         -----        -------        -----
                                                                       (dollars in millions)
INTEREST-EARNING ASSETS:
Interest-bearing deposits in other banks
     and short-term investment
     securities (1) (2)                           $    84       $     --       $   --         $   --       $    84
Securities held to maturity (1)                        76            190          343             --           609
Securities available for sale (3)                     623             --           --             --           623
Mortgage-backed securities
     available for sale (3)                        11,314             --           --             --        11,314
Mortgage-backed securities
     held to maturity (1) (4)                       2,039            349          629             --         3,017
Loans held for sale, net (3)                          796             --           --             --           796
Loans receivable, net (1) (5)                      20,830         13,150        4,826             --        38,806
Investment in FHLB                                  1,315             --           --             --         1,315
                                                  -------       --------       ------         ------       -------
       Total interest-earning assets               37,077         13,689        5,798             --        56,564
Noninterest-earning assets                             --             --           --         $3,944         3,944
                                                  -------       --------       ------         ------       -------
                                                  $37,077       $ 13,689       $5,798         $3,944       $60,508
                                                  =======       ========       ======         ======       =======

INTEREST-BEARING LIABILITIES:
Deposits (6)                                      $20,944       $  2,321       $    3         $   --       $23,268
Securities sold under agreements to
     repurchase                                     5,410            200           --             --         5,610
FHLB advances (1)                                  14,590         11,325           --             --        25,915
Other borrowings (1)                                  175          2,001           92             --         2,268
                                                  -------       --------       ------         ------       -------
     Total interest-bearing liabilities            41,119         15,847           95             --        57,061
Noninterest-bearing liabilities                        --             --           --          1,021         1,021
Minority interest                                      --             --           --            500           500
Stockholder's equity                                   --             --           --          1,926         1,926
                                                  -------       --------       ------         ------       -------
                                                  $41,119       $ 15,847       $   95         $3,447       $60,508
                                                  =======       ========       ======         ======       =======

Gap before interest rate swap agreements          $(4,042)      $ (2,158)      $5,703                      $  (497)
Interest rate swap agreements                       3,400         (2,500)        (900)                          --
                                                  -------       --------       ------
Gap                                               $  (642)      $ (4,658)      $4,803                      $  (497)
                                                  =======       ========       ======                      =======

Cumulative gap                                    $  (642)      $ (5,300)      $ (497)                     $  (497)
                                                  =======       ========       ======                      =======

Gap as a percentage of total assets                 (1.06)%        (7.70)%       7.94%                       (0.82)%
                                                    =====          =====        =====                        =====

Cumulative gap as a percentage of total assets      (1.06)%        (8.76)%      (0.82)%                      (0.82)%
                                                    =====          =====        =====                        =====

                                                                     (Continued)

(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of June 30, 2000. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $84 million of short-term investment securities and less than $0.1 million of interest-bearing deposits in other banks.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)    Excludes underlying non-performing loans of $1 million.

(5) Excludes allowance for loan losses of $536 million and non-performing loans of $122 million, net of $10 million related to specific allowances.

(6) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

       At June 30, 2000, GS Holdings' cumulative gap totalled ($497) million. At December 31, 1999, GS Holdings' cumulative gap totalled ($693) million.

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

LIQUIDITY

       The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government securities and other specified securities to deposits and borrowings due within one year. The OTS established a minimum liquidity requirement for the Bank of 4.00%. California Federal has been in compliance with the liquidity regulations during the six months ended June 30, 2000 and the year ended December 31, 1999.

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

       Interest on the GS Holdings Notes approximates $138.9 million per year. Although GS Holdings expects that distributions and tax sharing payments from the Bank will be sufficient to make required interest and principal payments, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to GS Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of GS Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock, or under applicable federal thrift laws.

       The Company anticipates that cash and cash equivalents on hand, the cash flows from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $691.6 million at June 30, 2000, the Company has substantial additional borrowing capacity with the FHLB and other sources.

       The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending June 30, 2001 aggregate $10.0 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at June 30, 2000, GS Holdings had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $20.2 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

       As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the six months ended June 30, 2000 were $20.1 billion in proceeds from additional borrowings, $2.2 billion in proceeds from sales of loans held for sale, $1.1 billion in principal payments on mortgage-backed securities available for sale and held to maturity, and $480.2 million in proceeds from sales of mortgage-backed securities available for sale. The primary uses of funds were $17.5 billion in principal payments on borrowings, a $3.3 billion net increase in loans receivable, $2.3 billion in purchases and originations of loans held for sale, $811.7 million in purchases of loans receivable and $379.3 million for the Downey Acquisition.

MORTGAGE BANKING OPERATIONS

       During the six months ended June 30, 2000 and 1999, the Company, through the Bank's wholly owned mortgage bank subsidiary, FNMC, acquired mortgage-servicing rights on loan portfolios of $8.1 billion and $9.3 billion, respectively. The 1-4 unit residential loans serviced for others (including loans sub-serviced for others and excluding loans serviced for the Bank) totalled $78.6 billion at June 30, 2000, an increase of $5.7 billion and $9.4 billion from December 31, 1999 and June 30, 1999, respectively. During the six months ended June 30, 2000 and 1999, the Bank, through FNMC, originated $7.4 billion and $9.6 billion, respectively, and sold (generally with servicing retained) $2.2 billion and $5.8 billion, respectively, of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the six months ended June 30, 2000 totalled $158.3 million, an increase of $17.4 million from the six months ended June 30, 1999. Gross loan servicing fees for the six months ended June 30, 2000 were reduced by $97.2 million of amortization of servicing rights to arrive at net loan servicing fees of $61.0 million.

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

       The Company owned several derivative instruments at June 30, 2000 which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included Constant Maturity Swap interest rate floor contracts, swaptions and principal only swaps. The estimated fair value of all derivatives used to hedge prepayment risk was $33.0 million at June 30, 2000. The interest rate floor contracts had a notional amount of $1.2 billion, strike rates between 5.70% and 7.62%, mature in the years 2004 and 2005, and had an estimated fair value of $18.2 million at June 30, 2000. Premiums paid to counterparties in exchange for cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR asset on the balance sheet. The swaption contracts had a notional amount of $1.1 billion, strike rates between 6.75% and 7.88%, expire in the years 2002 and 2003, and had an estimated fair value of $26.7 million at June 30, 2000. Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR asset on the balance sheet. Principal only swap agreements had notional amounts of $198.3 million and an estimated fair value of $(11.8) million at June 30, 2000.

       The following is a summary of activity in MSRs and the MSR Hedge for the six months ended June 30, 2000 (in millions):

                                                                                                         Total MSR
                                                                        MSRs            MSR Hedge         Balance
                                                                        ----            ---------         -------
      Balance at December 31, 1999                                     $1,232              $40             $1,272
         Additions - purchases                                            178               --                178
         Originated servicing                                              55               --                 55
         Swaption sales                                                    (4)              (8)               (12)
         Servicing Sale/Transfer                                           (1)              --                 (1)
         Floor sales                                                       (1)              (4)                (5)
         Premiums paid                                                     --               25                 25
         Payments made to counterparties, net                               6               --                  6
          Amortization                                                    (90)              (7)               (97)
                                                                       ------              ---             ------
      Balance at June 30, 2000                                         $1,375              $46             $1,421
                                                                       ======              ===             ======

       Capitalized MSRs are amortized in proportion to, and over the period of, estimated net servicing income. SFAS No. 125 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At June 30, 2000 and December 31, 1999, no allowance for impairment of the MSRs was necessary.

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

       At June 30, 2000, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 6.06%, 6.06% and 12.95%, respectively. The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of June 30, 2000:

                                                                      Tangible           Coree          Risk-based
                                                                       Capital          Capital           Capital
                                                                       -------          -------           -------
                                                                                 (dollars in millions)

 Stockholder's equity of the Bank                                      $ 3,849          $ 3,849           $ 3,849
 Minority interest - REIT Preferred Stock                                  500              500               500
 Unrealized holding loss on securities, net                                283              283               283
 Non-allowable capital:
       Intangible assets                                                  (745)            (745)             (745)
       Goodwill Litigation Assets                                         (159)            (159)             (159)
       Investment in non-includable subsidiaries                           (60)             (60)              (60)
       Excess deferred tax asset                                           (38)             (38)              (38)
 Supplemental capital:
       Qualifying subordinated debentures                                   --               --                93
       General loan loss allowance                                          --               --               397
 Assets required to be deducted:
          Land loans with more than 80% LTV ratio                           --               --                (4)
       Equity in subsidiaries                                               --               --                (6)
          Low-level recourse deduction                                      --               --               (10)
                                                                       -------          -------           -------
 Regulatory capital of the Bank                                          3,630            3,630             4,100
 Minimum regulatory capital requirement                                    898            2,395             2,533
                                                                       -------          -------           -------
 Excess above minimum capital requirement                              $ 2,732          $ 1,235           $ 1,567
                                                                       =======          =======           =======

 Regulatory capital of the Bank                                           6.06%            6.06%            12.95%
 Minimum regulatory capital requirement                                   1.50             4.00              8.00
                                                                          ----             ----             -----
 Excess above minimum capital requirement                                 4.56%            2.06%             4.95%
                                                                          ====             ====             =====

       The amount of adjusted total assets used for the tangible and leverage capital ratios is $59.9 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $31.7 billion.

       The Bank is also subject to the "prompt corrective action" standards prescribed in FDICIA and related OTS regulations, which, among other things, define specific capital categories based on an association's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage capital ratio are used to determine an association's capital classification. The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of June 30, 2000. The Bank is not presently subject to any enforcement action or other regulatory proceeding with respect to the prompt corrective action regulation.

       At June 30, 2000, the Bank's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                                               Risk-based
                                                     Leverage         ---------------------------
                                                     Capital          Tier 1        Total Capital
                                                     -------          ------        -------------
       Regulatory capital of the Bank                 6.06%           11.44%           12.95%
       "Well capitalized" ratio                       5.00             6.00            10.00
                                                      ----            -----            -----
       Excess above "well capitalized" ratio          1.06%            5.44%            2.95%
                                                      ====            =====            =====

       OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At June 30, 2000, $38 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from the Bank's regulatory capital at June 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in reported market risks faced by GS Holdings since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       Goodwill Litigation Against the Government

       On April 9, 1999, the Claims Court issued its decision on a claim by the Bank against the United States Government (the "Government") in the lawsuit, GLENDALE FEDERAL BANK, FEDERAL SAVINGS BANK V. UNITED STATES, Civil Action No. 90-772-C (the "Glendale Goodwill Litigation"), ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision was appealed by the Government and the Bank. After all appellate briefs were filed by both the Government and the Bank, oral argument on the appeal took place in conjunction with the argument in the California Federal Goodwill Litigation (as defined herein) on July 7, 2000.

       On April 16, 1999, the Claims Court issued its decision on a claim by the Bank against the Government in the lawsuit, CALIFORNIA FEDERAL BANK V. UNITED STATES, Civil Action No. 92-138C (the "California Federal Goodwill Litigation"), ruling that the Government must compensate the Bank in the sum of $23.0 million. The summary judgment liability decision by the first Claims Court Judge has been appealed by the Government and the damage award by the second Claims Court Judge has been appealed by the Bank. After all appellate briefs were filed, oral argument in the Federal Circuit Court of Appeals took place in conjunction with the appellate argument in the Glendale Goodwill Litigation on July 7, 2000.

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

       OTHER LITIGATION

       In addition to the matters described above, Golden State and its subsidiaries are involved in other legal proceedings on claims incidental to the normal conduct of their business. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on GS Holdings or the Bank.

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

          3.2   By-laws  of  the  Registrant,   as  amended.   (Incorporated  by
                reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

         27.1   Financial Data Schedule.

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  Golden State Holdings Inc.




                                  /s/  Richard H. Terzian
                                  --------------------------
                                  By:  Richard H. Terzian
                                       Executive Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)


                                  /s/  Renee Nichols Tucei
                                  --------------------------
                                  By:  Renee Nichols Tucei
                                       Executive Vice President and Controller
                                       (Principal Accounting Officer)



August 9, 2000