Form 10-K
period 2000-12-31
GOLDEN STATE HOLDINGS INC
filed 2001-03-26
CIK 1071000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not applicable.]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 28, 2001: N/A.

     The number of shares outstanding of the registrant's $1.00 par value common stock, as of the close of business on February 28, 2001: 1,000 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

    Registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures, as permitted by General Instruction (I) (2).

                           GOLDEN STATE HOLDINGS INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS
                                                                          Page
                                     PART I
ITEM 1.   Business..........................................................3
                 General....................................................3
                 Employees..................................................5
                 Competition................................................5
                 Regulation and Supervision.................................6
ITEM 2.   Properties.......................................................10
ITEM 3.   Legal Proceedings................................................11
ITEM 4.   Submission of Matters to a Vote of Security Holders...............*

                                     PART II
ITEM 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters.......................................13
ITEM 6.   Selected Financial Data...........................................*
ITEM 7.   Management's Narrative Analysis of Results of Operations.........14
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.......21
ITEM 8.   Financial Statements and Supplementary Data......................22
ITEM 9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure....................22

                                    PART III
ITEM 10.  Directors and Executive Officers of the Registrant................*
ITEM 11.  Executive Compensation............................................*
ITEM 12.  Security Ownership of Certain Beneficial Owners
                 and Management.............................................*
ITEM 13.  Certain Relationships and Related Transactions....................*

                                     PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K...............................................23

Table of Defined Terms.....................................................27

Signatures.................................................................29

Audited Financial Statements..............................................F-1

* Items 4, 6, 10, 11, 12 and 13 are not included as per conditions met by Registrant set forth in General Instructions I (1) (a) and (b) of Form 10-K.

    Golden State Holdings Inc. is a wholly owned subsidiary of Golden State Bancorp Inc. For more information, refer to Golden State Bancorp Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

     FORWARD-LOOKING STATEMENTS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT PERTAIN TO OUR FUTURE OPERATING RESULTS. WORDS SUCH AS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY THESE STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS AND ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS DUE TO SUCH FACTORS AS (I) PORTFOLIO CONCENTRATIONS;
(II) INTEREST RATE CHANGES, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES, THE SHAPE OF THE YIELD CURVE AND THE TREASURY-EURODOLLAR SPREAD; (III) CHANGES IN ASSET PREPAYMENT SPEEDS; (IV) CHANGES IN OUR COMPETITIVE AND REGULATORY
ENVIRONMENTS; AND (V) CHANGES IN THE AVAILABILITY OF NET OPERATING LOSS CARRYOVERS AND DEFERRED TAX LIABILITIES. IN NOVEMBER 2000, GOLDEN STATE BANCORP INC. FILED AN S-3 REGISTRATION STATEMENT WITH THE SEC THAT DISCUSSES THESE FACTORS IN GREATER DETAIL. WE ASSUME NO OBLIGATION TO UPDATE ANY OF OUR FORWARD-LOOKING STATEMENTS.

                  A table of defined terms appears on page 27.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     GS Holdings, a wholly owned subsidiary of Golden State, is a holding company whose only significant asset is all of the common and preferred stock of California Federal. GS Holdings was formed to acquire all of the assets of FN Holdings (including all of the common and preferred stock of the Bank) as part of the Golden State Acquisition. FN Holdings was a holding company whose only significant asset was all the common stock of the Bank. As such, the principal business operations of FN Holdings were, and the principal business operations of GS Holdings are, primarily carried out by the Bank and its operating subsidiaries.

     The Company, which is headquartered in San Francisco, California, provides diversified financial services to consumers and small businesses in California and Nevada. The Company's principal business consists of operating retail branches that provide deposit products such as demand, transaction and savings accounts, and selling investment products such as mutual funds, annuities and insurance. In addition, it engages in mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market or for retention in its own portfolio, and servicing loans for itself and others. To a lesser extent, the Company originates and/or purchases commercial real estate, commercial and consumer loans for investment. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, including FHLB advances, collections on loans, asset sales and retained earnings. Refer to note 24 of the Company's Notes to Consolidated Financial Statements for additional information about the Company's business segments.

     The Bank is chartered as a federal stock savings bank under the HOLA. It is regulated by the OTS and the FDIC, which insures the deposit accounts of the Bank up to applicable limits through the SAIF. The Bank is also a member of the FHLB System. The Bank has three principal subsidiaries: (a) FNMC, its mortgage banking subsidiary; (b) Auto One, which engages in indirect prime and sub-prime auto financing activities; and (c) CFI, which offers securities and insurance products to both existing and prospective customers of the Company. CFI is subject to the guidelines established by the OTS for broker-dealer subsidiaries of savings associations, and is a member of the National Association of Securities Dealers. In addition, CFI is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the Securities Investor Protection Corporation. CFI receives commission revenue for acting as a broker-dealer on behalf of its customers, but CFI does not maintain customer accounts or take possession of customer securities.

     The Company's revenues are derived primarily from interest earned on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, general and administrative expenses consisting of compensation and benefits, data processing, occupancy and equipment, communications, deposit insurance assessments, advertising and marketing, professional fees and other general administrative expenses.

     As of December 31, 2000, the Company had total assets of $60.5 billion, deposits of $23.5 billion and operated 354 retail branch offices in California and Nevada.

     OWNERSHIP STRUCTURE

     All of the common stock of the Company is held by Golden State. Prior to the Golden State Acquisition, Parent Holdings owned 80% of the common stock of FN Holdings, and Hunter's Glen, a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a Director of the Company, owned 20% of the common stock of FN Holdings. Parent Holdings was indirectly owned by Mafco Holdings, a corporation controlled by Ronald O. Perelman, a Director of the Company. Pursuant to the Golden State Acquisition, Parent Holdings was merged into Golden State and FN Holdings was merged into GS Holdings. In consideration thereof, Golden State issued 41,067,270 shares of common stock to a subsidiary of Mafco Holdings that directly owned Parent Holdings and 15,655,718 shares of common stock to Hunter's Glen which, in the aggregate, constituted 47.9% of the common stock outstanding, immediately after giving effect to the Golden State Acquisition. Subsequent to the Golden State Acquisition, Mafco Holdings caused the 41,067,270 shares to be transferred to another of its indirectly owned subsidiaries, GSB Investments. In addition, the Golden State Merger agreement provided that Mafco Holdings and Hunter's Glen, or their successors, were entitled to receive additional shares of common stock under certain circumstances, which could cause the actual ownership percentages of Mafco Holdings and Hunter's Glen to change.

     In addition to its common stock ownership of the Bank, GS Holdings owns all of the Bank Preferred Stock with a total liquidation preference of $473.2 million, representing approximately 7% of the total voting power of voting securities of the Bank. Immediately prior to the consummation of the Golden State Acquisition, the charter of the Bank was amended to provide that each share of Bank Preferred Stock is entitled to one vote, and each CALGZ and each CALGL has 1/5 of one vote with the holders of the common stock of the Bank, the Bank Preferred Stock, the CALGZs and the CALGLs voting together as a single class. In addition, after giving effect to a stock split of the common stock of the Bank, GS Holdings' ownership of 100% of the common stock represents approximately 90% of the total voting power of voting securities of the Bank.

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

     These transactions have expanded and strengthened the Company's presence on the West Coast, providing additional economies of scale and diversity of operations within its target markets. The Company believes that its strategic acquisition and divestiture activity has enhanced the value of its franchise and improved its operating efficiency through the consolidation or elimination of duplicative back office operations and administrative and management functions. Further, because the Company had excess servicing capacity and existing servicing expertise, it was able to accommodate the loan servicing portfolios acquired in these transactions without the need for significant additional investment.

     The  Company's   current   strategic  plan  aims  at  achieving   increased
profitability, revenue diversity and growth while preserving credit quality. Key elements of the business plan include:

     o  California Federal intends to maintain  its core competencies, including
        firm   expense  control   and  operating   efficiency,  risk  management
        discipline and effective capital management.

     o California Federal plans to continue to improve profitability as it continues its transition to a more "bank like" institution. This plan contemplates an increase in demand deposit and transaction accounts, as well as growth of various retail and commercial products. In addition, the Bank intends to focus on increasing its percentage of non-single family residential loans.

     o The Company expects to continue to build franchise value by focusing on customer service and cross-selling opportunities, enhanced product offerings and improved channel delivery. The Company intends to seek to maintain its mortgage banking efficiency while reducing the costs to service each account. In addition, the Bank intends to continue its strong and prudent growth of its core banking businesses including the sale of mutual funds and insurance annuity products, commercial banking, and auto, home equity and commercial real estate lending.

     o California Federal may make opportunistic acquisitions of other companies or business lines which complement the Bank and where efficiencies and economies of scale could be realized to produce higher returns on investment.

EMPLOYEES

     GS Holdings has no employees. At December 31, 2000, California Federal and its subsidiaries had 8,424 employees, compared with 8,082 employees at December 31, 1999. The Company's employees are not represented by any collective bargaining group and management considers its relations with its employees to be good. The Company provides a comprehensive employee benefits program including health and welfare benefits, long and short-term disability insurance, and life insurance. The Company also offers employees a defined contribution investment plan which is a qualified plan under Section 401(a) of the Internal Revenue Code.

COMPETITION

     The Company experiences significant competition in both attracting and retaining deposits and in originating real estate and consumer loans. The Company, through the Bank, competes with other savings associations, commercial banks, mortgage banking companies, finance companies, insurance companies, credit unions, money market mutual funds and brokerage firms in attracting and retaining deposits. Competition for deposits from large commercial banks and savings associations is particularly strong. Commercial banks and other savings associations have a significant number of branch offices in the areas in which the Company operates.

     In addition, there is strong competition in originating and purchasing real estate and consumer loans, principally from other savings associations, commercial banks, mortgage banking companies, insurance companies, consumer finance companies, pension funds and commercial finance companies. The primary factors in competing for loans are the quality and extent of service to borrowers and brokers, economic factors such as interest rates, interest rate caps, rate adjustment provisions, loan maturities, LTV ratios, loan fees and the amount of time it takes to process a loan from receipt of the loan application to date of funding. The Company's future performance will depend on its ability to originate a sufficient volume of mortgage loans in its local market areas and through its wholesale network and, if it is unable to originate a sufficient volume of mortgage loans, to purchase a sufficient quantity of high-quality mortgage-backed securities or loans with adequate yields. There can be no assurance that the Company will be able to effect such actions on satisfactory terms.

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

     Under prior law, any company, regardless of the nature of the business in which it was engaged, could qualify as a unitary savings and loan holding company. Legislation enacted in 1999 provided that any company engaged in activities not permitted for a financial holding company under the Bank Holding Company Act would no longer qualify as a unitary savings and loan holding company. Existing unitary savings and loan holding companies engaged in non-financial related activities were "grandfathered" and may continue to engage in such activities. However, such rights are not transferable to any other company not otherwise qualified to own or control a savings association.

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

     LIQUID ASSETS

     Under OTS regulations, for each calendar quarter, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement was 4% during each of the years 2000, 1999 and 1998. The liquidity requirement may be changed by the OTS to any amount between 4% and 10% depending upon certain factors. The Bank has maintained liquid assets in compliance with the regulations in effect throughout 2000, 1999 and 1998.

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

     PROMPT CORRECTIVE ACTION

     The prompt corrective action regulation of the OTS, promulgated under the FDICIA, requires that the OTS take certain actions and authorizes other discretionary actions against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

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

     In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions must obtain an FDIC waiver before accepting Brokered Deposits and are subject to restrictions on the interest rates that may be paid on such deposits. Institutions that are considered "undercapitalized," "severely undercapitalized," or "critically undercapitalized" become subject to increasingly serious supervisory actions (as capital levels deteriorate) including increased monitoring, mandatory capital restoration plans, limitations on business activities, and ultimately, the placement of a "critically undercapitalized" association into conservatorship or receivership.

     The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action regulation as of December 31, 2000 and is not subject to any enforcement action or other regulatory proceeding with respect to the prompt corrective action regulation. Management believes there have been no conditions or events since December 31, 2000 which would change the Bank's capital classification.

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

     A savings institution that is a subsidiary of a savings and loan holding company must notify the OTS of a capital distribution at least 30 days prior to the declaration of a capital distribution, provided the total of all capital distributions made during that calendar year (including the proposed distribution) does not exceed the sum of the institution's year-to-date net income and its retained income for the preceding two years. A capital distribution in a greater amount requires an application to the OTS and OTS approval prior to distribution. The OTS may disapprove a capital distribution notice or application if the institution is undercapitalized or if the distribution would raise other safety and soundness concerns. The Bank's capital distributions have complied with the capital distribution rule.

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

     For further information regarding dividend payments, refer to note 27 of the Company's Notes to Consolidated Financial Statements.

     TAX EFFECTS OF DIVIDEND PAYMENTS BY THE BANK

     Dividend distributions made to GS Holdings, as the sole owner of the Bank's common and preferred stock, in each case in excess of the greater of the Bank's current or accumulated earnings and profits, as well as any distributions in dissolution or in redemption or liquidation of stock, excluding preferred stock meeting certain conditions, may cause the Bank to recognize a portion of its tax bad debt reserves as income. Accordingly, this could cause the Bank to make payments to GS Holdings under the Tax Sharing Agreement. As a result, GS Holdings may be required to make payments to Golden State and, for tax periods prior to the September 11, 1998 deconsolidation from the Mafco Holdings group, the Company may be required to make tax payments to Mafco Holdings under the Tax Sharing Agreement.

     QUALIFIED THRIFT LENDER TEST

     Unless a savings association is a qualified thrift lender (a "QTL"), both it and its holding company are subject to certain restrictions on their activities. In order to be a QTL, either (a) at least 65% of the savings association's portfolio assets must be qualified thrift investments or (b) the savings association must meet the asset composition test under the Internal Revenue Code for a "domestic building and loan association." The restrictions to which a savings association that is not a QTL is subject include restrictions on its ability to obtain advances from the FHLB, to establish branches and to pay dividends. A holding company whose savings association is not a QTL must register as a bank holding company and be subject to all of the restrictions of the Bank Holding Company Act of 1956.

     The Bank's qualified thrift investments primarily consist of residential mortgage loans and mortgage securities, home equity loans, small business loans and FHLB stock and accrued dividends. At December 31, 2000, approximately 93.13% of the Bank's portfolio assets were qualified thrift investments. At that date, the Bank also met the asset composition test under the Internal Revenue Code for a domestic building and loan association.

     FDIC ASSESSMENTS

     The deposits of the Bank are insured by the SAIF of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the SAIF. Under the FDIC's risk-based insurance system, SAIF-assessed deposits are currently subject to insurance premiums of between 0 and 27 basis points, depending upon the institution's capital position and other supervisory factors. The rate applicable to the Bank at December 31, 2000 was 0 basis points.

     Since January 1997, institutions with BIF deposits have been required to share the cost of funding debt obligations issued by the FICO, a corporation established by the federal government in 1987 to finance the recapitalization of the FSLIC. Until December 31, 1999, the FICO assessment rate for BIF deposits was only one-fifth of the rate applicable to SAIF deposits. Consequently, the annual FICO assessments added to deposit insurance premiums were 5.0 basis points for SAIF deposits during 1999. Since January 1, 1997, FICO payments have been paid directly by SAIF and BIF institutions in addition to deposit insurance assessments. Effective January 1, 2000, the FICO assessment rate is equal for SAIF and BIF deposits. The Bank's SAIF plus FICO assessment during 2000 was approximately 2.04 basis points (annualized).

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

     Sections 23A and 23B require generally that all transactions between a savings association and its affiliates be on terms and conditions and under circumstances that are at least as favorable to the savings association as those prevailing at the time for comparable transactions with non-affiliated companies. Section 23A also limits the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with its affiliates. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; with certain exceptions, a purchase of assets from an affiliate; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. During 2000, 1999, and 1998, the Bank had no covered transactions.

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

     COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS

     Savings associations have a responsibility under the CRA and related OTS regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association's failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received an "Outstanding" rating in its most recently completed July 1998 CRA examination.

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

ITEM 2.  PROPERTIES

     The executive offices of the Bank and the Company are located at 135 Main Street, San Francisco, California, 94105, and its telephone number is (415) 904-1100. The Bank leases approximately 97,000 square feet in the building in which its executive offices are located, under a lease expiring in 2006. The Bank maintains its Data Center in a portion of a 216,000 square foot facility in West Sacramento, California under a lease expiring in 2001. The five-year option to extend this lease to 2006 is expected to be exercised.

      The Company and its subsidiaries occupied additional executive, administrative and operational space at 26 sites in California, Maryland, Texas and Montana as of December 31, 2000. These sites included approximately 413,000 owned square feet (4 sites) and 417,000 leased square feet (22 sites) with lease expirations ranging from 2001 to 2011. During 2000, administrative operations were consolidated out of approximately 136,000 square feet of which 106,000 square feet was sold and 30,000 square feet was terminated under lease expiration.

     At December 31, 2000, the Bank operated a total of 354 retail branches in California and Nevada which included approximately 1,003,000 owned square feet (127 branches) and 1,206,000 leased square feet (227 branches) with lease expirations ranging from 2001 to 2034. Some of these retail branches were multi-purpose facilities, housing loan production and administrative space in addition to retail space. FNMC operated seven loan production offices in California, Maryland, Nevada and Pennsylvania. These offices were independent of branch facilities and included approximately 52,000 leased square feet with expirations ranging from 2001 to 2006.

     The Bank is responsible for various facilities not occupied by the Company or its subsidiaries as a result of branch and operational consolidations from the 1996 Acquisitions, the Cal Fed Acquisition, the Glen Fed Merger and certain branch purchases. During 2000, 16 sites were disposed of and included approximately 58,000 square feet. Of this, 8,000 owned square feet were sold and 50,000 leased square feet were terminated. As of December 31, 2000, there were 39 branch sites not occupied by the Company or its subsidiaries, of which 27 sites were leased or subleased generating income, leaving 12 sites unoccupied. In addition, there were three administrative facilities not occupied by the Company or its subsidiaries. All three of the sites were leased or subleased, generating income.

     A  state-by-state   breakdown  of  all  retail   branches,   administrative
facilities and loan production offices operated by the Bank at December 31, 2000 is shown in the following table:


                              Branches                Administrative Facilities       Loan Production Facilities
                     ---------------------------      --------------------------      ---------------------------
                     Owned     Leased     Vacant      Owned     Leased    Vacant      Owned     Leased     Vacant
                     -----     ------     ------      -----     ------    ------      -----     ------     ------
Arizona               ---        ---        --          --         1        --          --        --         --
California            120        218        39           3        18         2          --         5         --
Florida               ---        ---        --          --        --         1          --        --         --
Maryland              ---        ---        --           1         1        --          --        --         --
Montana               ---        ---        --          --         1        --          --        --         --
Nevada                  7          9        --          --        --        --          --         1         --
Pennsylvania          ---        ---        --          --         1        --          --        --         --
Texas                 ---        ---        --          --         4        --          --         1         --
                      ---        ---        --          --        --        --          --        --         --
      Total           127        227        39           4        26         3          --         7         --
                      ===        ===        ==          ==        ==        ==          ==        ==         ==

ITEM 3. LEGAL PROCEEDINGS

CALIFORNIA FEDERAL GOODWILL LITIGATION

     The Bank is the plaintiff in the California Federal Goodwill Litigation against the Government. In the California Federal Goodwill Litigation, the Bank alleged, among other things, that the Government breached certain contractual commitments regarding the computation of its regulatory capital for which the Bank sought damages and restitution. The Bank's claims arose from changes, mandated by the FIRREA, with respect to the rules for computing Old California Federal's regulatory capital.

     In late 1997, a Claims Court Judge ruled in favor of the Bank's motion for partial summary judgment as to the Government's liability to the Bank for breach of contract, and a formal order in that regard was subsequently issued. In late 1998, a second Claims Court Judge ruled that California Federal could not meet its burden for proving lost profits damages and ordered that the case proceed to trial on the damage issue of restitution and reliance. The trial began in January 1999 and concluded in March 1999.

     On April 16, 1999, the Claims Court issued its decision on the damages claim against the Government in the California Federal Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $23.0 million. The summary judgment liability decision by the first Court of Claims Judge has been appealed by the Government and the damage award by the second Court of Claims Judge has been appealed by the Bank. After all appellate briefs were filed, oral argument in the Federal Circuit Court of Appeals took place in conjunction with the appellate argument in the Glendale Goodwill Litigation on July 7, 2000, but the Court of Appeals has not yet rendered a decision.

GLENDALE GOODWILL LITIGATION

     By virtue of the Glen Fed Merger, the Bank is also a plaintiff in a claim against the United States in a second lawsuit, the Glendale Goodwill Litigation. In the Glendale Goodwill Litigation, Glendale Federal sued the Government contending that FIRREA's treatment of supervisory goodwill constituted a breach by the Government of its 1981 contract with the Bank, under which the Bank had merged with a Florida thrift and was permitted to include the goodwill resulting from the merger in its regulatory capital. In 1992, the Claims Court found in favor of Glendale Federal's position, ruling that the Government breached its express contractual commitment to permit Glendale Federal to include supervisory goodwill in its regulatory capital and that Glendale Federal is entitled to seek financial compensation.

     The trial began in February 1997 and concluded in September 1998. On April 9, 1999, the Claims Court issued its decision in the Glendale Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision was appealed by the Government and the Bank, and on February 16, 2001 the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. No further proceedings have been taken in the case since the Court of Appeals' February 16 decision, and the Bank continues to pursue vigorously its case for damages against the Government.

BARTOLD V. GLENDALE FEDERAL BANK ET AL

     On September 18, 1995, four plaintiffs commenced an action in Superior Court of California, County of Orange, alleging that the defendants Glendale Federal, to which the Bank is a successor by merger, and Verdugo Trustee Service Corporation ("Verdugo"), a wholly owned subsidiary of the Bank, failed timely to record their release of the mortgage interest following payoffs of residential mortgage loans and, in at least some instances, improperly required borrowers to pay fees for these releases. The plaintiffs' complaint seeks relief for the named plaintiffs, as well as purportedly for all others similarly situated in California and throughout the United States and the general public, on causes of action for violation of California Civil Code Section 2941 and California Business and Professions Code Section 17200, breach of contract, fraud and unjust enrichment. The plaintiffs seek statutory damages of $300 for each supposed, separate violation of Section 2941 by Glendale Federal and Verdugo, restitution, punitive damages, injunctive relief and attorney's fees, among other things.

     In October 1997, the trial court granted summary judgment for the defendants. In June 2000, the California Court of Appeals reversed this decision and remanded for further proceedings, including further development of class certification issues. On March 2, 2001, the trial court held that a California class had been certified. The Bank believes that it has meritorious defenses to the claim and intends to continue to contest it vigorously.

OTHER LITIGATION

     In addition to the matters described above, GS Holdings and its subsidiaries are involved in other legal proceedings and claims incidental to the normal conduct of their business. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on GS Holdings or the Bank.

                                     PART II

ITEM 5. MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED  STOCKHOLDER
        MATTERS

     GS Holdings is a wholly owned subsidiary of Golden State. All of the Company's common shares are owned by Golden State. There is no public trading market for the Company's common stock.

     Ronald O. Perelman, a Director of GS Holdings, 35 East 62nd Street, New York, New York 10021, through GSB Investments Corp., beneficially owns 31.8% of the Golden State common stock outstanding as of January 31, 2001. Hunter's Glen, a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a Director of the Bank and GS Holdings, 200 Crescent Court, Suite 1350, Dallas, Texas 75201, owns 14.3% of the Golden State common stock outstanding as of January 31, 2001. The balance of the common stock of Golden State is publicly held. In addition, pursuant to the agreement and plan of merger related to the Golden State Acquisition, GSB Investments and Hunter's Glen are entitled to receive additional shares of Golden State common stock under certain circumstances, which could cause the actual ownership percentages of GSB Investments and Hunter's Glen to change.

DIVIDENDS

     During 2000, 1999 and 1998, dividends on GS Holdings' common stock totalled $96.0 million, $225.5 million and $874.2 million, respectively. See discussion of dividend restrictions in note 27 of the Company's Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     The Management's Narrative Analysis of Results of Operations should be read in conjunction with the Consolidated Financial Statements of GS Holdings and the notes thereto included elsewhere in this Form 10-K. The following discussion includes historical information relating to GS Holdings, including the effect of the Golden State Acquisition, which was consummated on September 11, 1998. For specific information regarding this acquisition, see note 3 of the Company's Notes to Consolidated Financial Statements.

     For a discussion of the impact to the Company of recent accounting changes, refer to note 2 of the Company's Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     Based in San Francisco, GS Holdings is the parent of California Federal, a full-service, community oriented bank, that serves consumers and small businesses in California and Nevada. At December 31, 2000, it was the second largest thrift in the U.S. with $60.5 billion in assets and 354 branches.

     GS Holdings reported net income for 2000 of $524.8 million, compared with net income of $341.1 million in 1999. Net income for 2000 included gains on the early extinguishment of debt, net of tax, of $3.0 million.

     Net income for 1999 included the following non-recurring items, net of tax: a $9.4 million gain from the 1999 Servicing Sale, $3.2 million in minority interest expense related to the redemption of the Bank Preferred Stock and a $2.5 million gain on early extinguishment of debt.

     Excluding these non-recurring items, operating net income for 2000 was $521.8 million, compared with operating net income for 1999 of $332.4 million.

     The following table shows GS Holdings' consolidated average balance sheet for the past three years, with the related interest income, interest expense, and average interest rates for the periods presented. Average balances are calculated on a daily basis. The year-to-year comparisons set forth below include the effect of the Company's acquisitions and dispositions during the periods involved.

                                                                   Year Ended December 31,
                                      -----------------------------------------------------------------------------------
                                                2000                         1999                         1998
                                      -------------------------    -------------------------    -------------------------
                                      Average           Average    Average           Average    Average           Average
                                      Balance  Interest   Rate     Balance  Interest   Rate     Balance  Interest   Rate
                                      -------  --------   ----     -------  --------   ----     -------  --------   ----
                                                                     (dollars in millions)
ASSETS
     Interest-earning assets (1):
        Securities and interst-
           bearing deposits in
           banks (2)                  $ 1,424   $   90    6.34%    $ 1,554   $  100    6.44%    $ 1,121   $   77    6.84%
        Mortgage-backed securities
           available for sale          12,017      800    6.66      13,706      873    6.37       7,952      483    6.07
        Mortgage-backed securities
           held to maturity             2,730      206    7.56       2,392      178    7.43       1,753      134    7.67
        Loans held for sale               837       63    7.48       1,659      110    6.60       1,652      116    7.01
        Loans receivable, net:
           Residential                 29,800    2,108    7.07      24,723    1,726    6.98      16,583    1,221    7.36
           Commercial real estate       5,711      465    8.13       5,427      416    7.67       5,019      401    7.99
           Commercial banking             519       52    9.96         514       48    9.40         174       17    9.77
           Consumer                       763       78   10.27         649       62    9.59         549       52    9.54
           Auto                         1,294      151   11.64         635       80   12.50         447       48   10.58
                                      -------   ------             -------   ------             -------   ------
        Loans receivable, net          38,087    2,854    7.49      31,948    2,332    7.30      22,772    1,739    7.64
        FHLB stock                      1,301       93    7.14       1,113       60    5.36         623       36    5.78
                                      -------   ------             -------   ------             -------   ------
        Total interest-earning
           assets                      56,396    4,106    7.28%     52,372    3,653    6.97%     35,873    2,585    7.21%
     Noninterest-earning assets         3,088   ------               3,692   ------               3,394   ------
                                      -------                      -------                      -------
        Total assets                  $59,484                      $56,064                      $39,267
                                      =======                      =======                      =======

LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDER'S EQUITY
     Interest-bearing liabilities:
        Deposits                      $23,265   $  928    3.99%    $23,948   $  888    3.71%    $18,866   $  791    4.19%
        Securities sold under
           agreements to
              repurchase (3)            5,380      352    6.45       5,057      266    5.18       2,805      154    5.40
        Borrowings (3)                 27,406    1,678    6.10      23,613    1,313    5.56      14,084      829    5.89
                                      -------   ------             -------   ------             -------   ------
        Total interest-bearing
           liabilities                 56,051    2,958    5.26%     52,618    2,467    4.69%     35,755    1,774    4.96%
     Noninterest-bearing                        ------                             ------                       ------
           liabilities                  1,023                        1,194                        1,204
     Minority interest                    498                          540                          878
     Stockholder's equity               1,912                        1,712                        1,430
                                      -------                      -------                      -------
        Total liabilities, minority
           interest and stockholder's
              equity                  $59,484                      $56,064                      $39,267
                                      =======                      =======                      =======
     Net interest income                        $1,148                       $1,186                       $  811
                                                ======                       ======                       ======

     Interest rate spread                                 2.02%                        2.28%                        2.25%
                                                          ====                         ====                         ====
     Net interest margin                                  2.06%                        2.26%                        2.26%
                                                          ====                         ====                         ====
     Average equity to average assets                     3.21%                        3.05%                        3.64%
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

                                                                      Year Ended December 31, 2000 vs 1999
                                                                   ------------------------------------------
                                                                           Increase (Decrease) Due to
                                                                   ------------------------------------------
                                                                    Volume            Rate              Net
                                                                    ------            ----              ---
                                                                                  (in millions)
    INTEREST INCOME:
    Securities and interest-bearing deposits in banks               $  (8)           $  (2)            $(10)
    Mortgage-backed securities available for sale                    (116)              43              (73)
    Mortgage-backed securities held to maturity                        25                3               28
    Loans held for sale                                               (63)              16              (47)
    Loans receivable, net                                             460               62              522
    FHLB stock                                                         11               22               33
                                                                    -----            -----             ----
           Total                                                      309              144              453
                                                                    -----            -----             ----

    INTEREST EXPENSE:
    Deposits                                                          (24)              64               40
    Securities sold under agreements to repurchase                     18               68               86
    Borrowings                                                        227              138              365
                                                                    -----            -----             ----
           Total                                                      221              270              491
                                                                    -----            -----             ----

    Change in net interest income                                   $  88            $(126)            $(38)
                                                                    =====            =====             ====

     YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999

     INTEREST INCOME. Total interest income was $4.1 billion for 2000, an increase of $453.6 million from 1999. Total interest-earning assets for 2000 averaged $56.4 billion, compared to $52.4 billion for the corresponding period in 1999, primarily as a result of increased loan volume, partially offset by a decline in mortgage-backed securities. The yield on total interest-earning assets during 2000 increased to 7.28% from 6.97% for 1999, primarily due to a higher percentage of loans to total earning assets and the repricing of variable-rate earning assets.

     GS Holdings earned $2.9 billion of interest income on loans receivable for 2000, an increase of $520.5 million from 1999. The average balance of loans receivable was $38.1 billion for 2000, compared to $31.9 billion for 1999. The weighted average rate on loans receivable increased to 7.49% for 2000 from 7.30% for 1999. The increase in the average balance reflects an increase in loan origination activity and new auto loan production from the Downey Acquisition. The increase in the weighted average rate reflects the repricing of variable-rate loans, an increase in the prime rate on commercial banking loans and comparatively higher market rates in 2000, partially offset by lower rates on new purchases of prime auto loans, including those purchased in the Downey Acquisition.

     GS Holdings earned $62.6 million of interest income on loans held for sale for 2000, a decrease of $46.9 million from 1999. The average balance of loans held for sale was $837 million for 2000, a decrease of $822 million from 1999, primarily attributed to a reduction in fixed-rate originations due to higher interest rates, coupled with longer holding periods for loans held for sale in 1999. The weighted average rate on loans held for sale increased to 7.48% for 2000 from 6.60% for 1999, primarily due to higher market interest rates.

     Interest income on mortgage-backed securities available for sale was $800.4 million in 2000, a decrease of $72.4 million from 1999. The average portfolio balance decreased during 2000 by $1.7 billion, to $12.0 billion for 2000. The weighted average yield on these assets increased from 6.37% for 1999 to 6.66% for 2000. The decrease in the volume and the increase in the weighted average yield are primarily due to the reclassification of $1.1 billion in
mortgage-backed  securities  to  the  held-to-maturity  portfolio,   run-off  of
existing portfolios and the sale of approximately $1.4 billion in mortgage-backed securities during 2000, partially offset by the impact of purchases.

     Interest income on mortgage-backed securities held to maturity was $206.5 million for 2000, an increase of $28.8 million from 1999. The average portfolio balance increased during 2000 by $338.0 million, to $2.7 billion for 2000, primarily attributed to the reclassification of $1.1 billion in mortgage-backed securities from the available for sale portfolio, partially offset by the run-off of existing portfolios. The run-off in these securities was replaced with the origination and purchase of whole loans instead of additional mortgage-backed securities. The weighted average yields for 2000 and 1999 were 7.56% and 7.43%, respectively.

     Interest income on securities and interest-bearing deposits in other banks was $90.5 million for 2000, a decrease of $9.7 million from 1999. The average portfolio balance was $1.4 billion for 2000 and $1.6 billion for 1999. The lower weighted average yield of 6.34% for 2000, compared to 6.44% for 1999, reflects $2.4 million and $7.7 million, respectively, in interest income on federal income tax refunds related to Old California Federal for periods prior to the Golden State Acquisition for which there are no corresponding assets.

         Dividends on FHLB stock were $92.9 million for 2000, an increase of $33.2 million from 1999. The average balance outstanding during 2000 and 1999 was $1.3 billion and $1.1 billion, respectively. The weighted average dividend on FHLB stock increased to 7.14% for 2000 from 5.36% for 1999. The increase in the average balance and weighted average yield is due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances and an increase in the dividend rate on FHLB stock.

     INTEREST EXPENSE. Total interest expense was $3.0 billion for 2000, an increase of $491.6 million from 1999. The increase is primarily the result of additional borrowings under FHLB advances and securities sold under agreements to repurchase used to fund loans and offset the reduction in average deposit balances, coupled with an overall higher interest rate environment.

     Interest expense on deposits, including Brokered Deposits, was $928.4 million for 2000, an increase of $40.1 million from 1999. The average balance of deposits outstanding decreased from $23.9 billion for 1999 to $23.3 billion for 2000. The decrease in the average balance includes declines in the average balance of certificates of deposit, custodial accounts, passbook savings and money market accounts, offset in part by an increase in the average balance of customer checking accounts. These changes reflect the Company's focus during 2000 on consumer checking account growth. The overall weighted average cost of deposits increased to 3.99% for 2000 from 3.71% for 1999, primarily due to rising market interest rates.

     Interest expense on securities sold under agreements to repurchase totalled $352.1 million for 2000, an increase of $86.6 million from 1999. The average balance of such borrowings for 2000 and 1999 was $5.4 billion and $5.1 billion, respectively. The increase is primarily attributed to the funding of loans and the purchase of mortgage-backed securities during 1999, as well as deposit run-off. The weighted average interest rate on these instruments increased to 6.45% for 2000 from 5.18% for 1999, primarily due to an increase in market interest rates on new borrowings in 2000 compared to 1999.

     Interest expense on borrowings totalled $1.7 billion for 2000, an increase of $364.9 million from 1999. The average balance outstanding for 2000 and 1999 was $27.4 billion and $23.6 billion, respectively. The weighted average interest rate on these instruments increased to 6.10% for 2000 from 5.56% for 1999, primarily due to higher prevailing market interest rates in 2000. The higher volume reflects the increase in FHLB advances used to fund loans and the purchase of mortgage-backed securities during 1999.

     NET INTEREST INCOME. Net interest income was $1.1 billion for 2000, a decrease of $38.0 million from 1999. The interest rate spread declined to 2.02% for 2000 from 2.28% for 1999, primarily as a result of maturities and repayments of lower rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively higher rates. The effect of higher rates on liabilities was partially offset by higher yielding assets replenishing asset run-off in a rising rate environment and the repricing of variable-rate assets.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sales of assets, was $443.6 million for 2000, representing an increase of $40.7 million from 1999. Noninterest income includes the following components in each of the years ended December 31, 2000 and 1999:


                                                                          Year Ended December 31,
                                                                        ----------------------------
                                                                          2000                1999
                                                                        --------            --------
                                                                               (in thousands)
    Noninterest income:
         Loan servicing fees, net                                       $176,159            $127,834
         Customer banking fees and service charges                       196,969             187,022
         Gain on sale, settlement and transfer of loans, net              49,730              32,885
         (Loss) gain on sale of assets, net                              (13,424)             21,699
         Gain on sale of branches, net                                        --               2,343
         Other income                                                     34,161              31,096
                                                                        --------            --------
             Total noninterest income                                   $443,595            $402,879
                                                                        ========            ========

     Loan servicing fees, net of amortization of MSR and pass-through interest expense, were $176.2 million for 2000, compared to $127.8 million for 1999. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $72.9 billion at December 31, 1999 to $84.1 billion at December 31, 2000. Incremental loan servicing fees were partially offset by amortization of MSRs and pass-through interest expense. MSR amortization for 2000 decreased by $8.3 million from 1999 due to a reduction in the estimated prepayment rate, partially offset by a higher MSR basis. Loan servicing fees benefited from the slowdown in mortgage loan prepayments in 2000, with an average prepayment rate on loans serviced for others of 9% during 2000, compared to 17% during 1999. Interest pass-through expense declined $8.4 million in 2000 compared to 1999 as a result of these lower prepayments on loans serviced for others.

     Customer banking fees were $197.0 million for 2000 compared to $187.0 million for 1999. The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other security sales through Cal Fed Investments.

     Gain on sale, settlement and transfer of loans, net totalled $49.7 million for 2000, an increase of $16.8 million from 1999. During 2000, the Company recorded $20.5 million of reductions in its recourse liability. This liability is a life-of-asset accrual. Given the paydowns which have occurred on the underlying loans and the improving credit and real estate market conditions present, the Company determined that the liability balance exceeded its estimate of the required accrual for the remaining life of the recourse assets by $20.5 million. Gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $9.8 million lower in 2000 compared to 1999. During 2000, California Federal sold $5.1 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $9.7 billion of such sales for 1999, while the gains on such sales increased $3.5 million between the two periods. In addition, the gain on sale was reduced in 1999 by $2.7 million, reflecting lower of cost or market adjustments.

     Net loss on sale of assets totalled $13.4 million for 2000, compared to a net gain of $21.7 million for 1999. The loss during 2000 is primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with an average yield of 6.64% during the second quarter and a $0.9 million loss from the sale of $187.6 million of mortgage-backed securities with an average yield of 6.59% during the third quarter, partially offset by a $1.5 million gain from the sale of $699.2 million mortgage-backed securities with an average yield of 7.27% during the fourth quarter and a $1.3 million gain from the sale of interest rate swaps with a notional amount of $150.0 million in August 2000. It is expected that these sales will benefit both the net interest margin and the Company's interest rate sensitivity in future periods. The $21.7 million gain reported in 1999 primarily relates to the $16.3 million gain on the Servicing Sale.

     Net gain on sale of branches of $2.3 million in 1999 relates to the sale of the Eureka and Ukiah branches. There were no branch sales in 2000.

     Other noninterest income was $34.2 million for 2000, an increase of $3.1 million from 1999, primarily attributed to IPS float commissions for property tax payments.

     NONINTEREST EXPENSE. Total noninterest expense was $898.4 million for 2000, an increase of $6.5 million from 1999. Noninterest expense for 2000 included increases of $35.4 million in compensation expense and $11.5 million in occupancy and equipment expense. These increases were partially offset by decreases of $15.6 million in other noninterest expense, $11.6 million in professional fees, $7.7 million in specific merger and integration costs incurred in 1999 in connection with the Golden State Acquisition and $7.0 million in amortization of intangible assets. Noninterest expense includes the following components in each of the years ended December 31, 2000 and 1999:

                                                                  Year Ended December 31,
                                                                ----------------------------
                                                                  2000                1999
                                                                --------            --------
                                                                       (in thousands)
     Noninterest expense:
        Compensation and employee benefits                      $425,327            $389,904
        Occupancy and equipment                                  153,223             141,696
        Professional fees                                         40,852              52,493
        Loan expense                                              17,018              17,200
        Foreclosed real estate operations, net                    (4,690)             (6,411)
        Amortization of intangible assets                         62,717              69,724
        Merger and integration costs                                  --               7,747
        Other expense                                            203,981             219,582
                                                                --------            --------
           Total noninterest expense                            $898,428            $891,935
                                                                ========            ========

     Compensation and employee benefits expense was $425.3 million for 2000, an increase of $35.4 million from 1999. The increase is primarily attributed to normal salary increases and higher employment levels in expanding lines of business, including the impact of additional employees from the Downey Acquisition.

     Occupancy and equipment expense was $153.2 million for 2000, an increase of $11.5 million from 1999, primarily attributed to increased depreciation expense related to a change in the depreciable lives of personal computers and an increase in rent expense on leased facilities.

     Professional fees were $40.9 million for 2000, a decrease of $11.6 million from 1999, primarily due to legal and consulting fee expenses incurred in 1999 related to the two goodwill litigation cases and the Y2K project.

     Amortization of intangible assets was $62.7 million for 2000, a decrease of $7.0 million from 1999, primarily attributed to a lower goodwill base due to a $50.0 million reduction in goodwill in the first quarter of 2000, resulting from a reduction in the valuation allowance against the Company's deferred tax asset (see "- Provision for Income Tax"), and a $38.2 million reduction in goodwill resulting from an income tax refund received during the fourth quarter of 1999 related to Old California Federal. This decrease was partially offset by amortization expense related to the $7.7 million and $50.7 million in goodwill recorded in connection with the Downey Acquisition and the Nevada Purchase, respectively.

     Merger and integration costs were $7.7 million in 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs were not incurred during 2000.

     Other noninterest expense was $204.0 million in 2000 compared to $219.6 million in 1999. The decline in operating expenses is primarily attributed to management's continued expense reduction efforts.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was zero in 2000, down from $10 million in 1999. The decrease in 2000 reflects management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Bank's level of non-performing assets.

     PROVISION FOR INCOME TAX. In 2000 and 1999, GS Holdings recorded net income tax expense of $144.2 million and $234.3 million, respectively. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million.

     During 1999, a federal income tax benefit of $79.0 million was recognized and was offset by a corresponding increase to minority interest: provision in lieu of income taxes. This federal income tax benefit relates to pre-merger tax benefits, in the form of net operating loss carryovers and other items, which are retained by the previous owners of FN Holdings. To the extent these tax benefits are recognized, there is a reduction in income tax expense, which is offset by an increase in minority interest: provision in lieu of income tax expense. These adjustments resulted from 1998 tax filings in 1999. GS Holdings' effective federal income tax rate was 14% and 38% during 2000 and 1999, respectively, while its statutory federal income tax rate was 35% during both periods. In 2000, the difference between the effective and statutory rates was primarily the result of a reduction in the deferred tax asset valuation allowance, partially offset by non-deductible goodwill amortization. For the year ended December 31, 1999, the difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. GS
Holdings' effective state tax rate was 6% and 8% during 2000 and 1999, respectively. The effective tax rate declined during 2000 as a result of changes in management's estimates of the expected state tax liability of the Company.

     MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $45.6 million were recorded during 2000. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $18.6 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

     Minority interest for 1999 included a $79.0 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings and $5.0 million in net premiums paid in connection with the redemption of the Bank Preferred Stock. Minority interest expense also included dividends on the Bank Preferred Stock that had not yet been acquired by GS Holdings and the REIT Preferred Stock totalling $1.8 million and $26.4 million, respectively. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $19.2 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $60.7 million in Bank Preferred Stock redeemed on April 1, 1999 and the $31.8 million redeemed on September 1, 1999. Minority interest expense for 1999 also included a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     EXTRAORDINARY ITEMS. During 2000, the FHLB called and the Bank prepaid $400 million in FHLB advances, resulting in an extraordinary gain of $3.0 million, net of income taxes of $2.1 million, on the early extinguishment of such borrowings. Also during 2000, the Bank repurchased $2.5 million outstanding principal amount of the Convertible Subordinated Debentures due 2001, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand, on the early extinguishment of debt.

     During  1999,  the  Bank  repurchased  all of the  remaining  $6.0  million outstanding principal amount of the 11.20% Senior Notes, resulting in an extraordinary loss of $0.2 million, net of income taxes of $0.1 million, on the early extinguishment of debt. In addition during 1999, the FHLB called and the Bank prepaid $500 million in FHLB advances, resulting in an extraordinary gain of $2.7 million, net of income taxes of $1.9 million, on the early extinguishment of such borrowings.

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

     ALCO, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in the NPV ratio and net interest income. A primary purpose of the Company's asset and liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes discussed below are designed to minimize the impact of sudden and sustained changes in interest rates on the NPV ratio and net interest income.

     The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Bank's change in the NPV ratio and net interest income in the event of hypothetical changes in interest rates, and interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities. If estimated changes to the NPV ratio and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

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

     Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV ratio of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The NPV ratio is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items divided by the market value of assets. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained increase or decrease in market interest rates of one hundred to three hundred basis points. The Bank's Board of Directors has adopted an interest rate risk policy which establishes minimum NPV ratios for various interest rate scenarios.

     The following table presents the Bank's NPV ratios for the various rate shock levels at December 31, 2000. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.


                                    Change in
                                  Interest Rates                      NPV Ratio
                                  --------------                      ---------
                               300 basis point rise                     6.14%
                               200 basis point rise                     6.81
                               100 basis point rise                     7.31
                               Base Scenario                            7.51
                               100 basis point decline                  7.33
                               200 basis point decline                  6.89
                               300 basis point decline                  6.68

     The preceding table indicates that as of December 31, 2000, the Bank's NPV ratio would be expected to decrease in the event that prevailing market rates either increase or decrease in a sudden and sustained manner. The NPV sensitivity measure, which compares the difference between the base scenario and the lesser of the 200 basis point rise or decline, as estimated by the Bank's model is .70%. This sensitivity measure is considered to be a minimal risk as defined by the OTS regulations and is within the limits established by the Board of Directors.

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

     The NPV ratio is calculated by the Bank pursuant to guidelines established by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market interest rates provided by independent broker quotations and other public sources as of December 31, 2000, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of GS Holdings at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 are included in this report at the pages indicated.

                                                                          Page
                                                                          ----
Independent Auditors' Report                                              F-1
Consolidated Balance Sheets                                               F-2
Consolidated Statements of Income                                         F-3
Consolidated Statements of Comprehensive Income                           F-4
Consolidated Statements of Stockholder's Equity                           F-5
Consolidated Statements of Cash Flows                                     F-8
Notes to Consolidated Financial Statements                                F-10

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

     2.3 Agreement dated as of August 20, 2000 by and between Golden State Bancorp Inc. and GSB Investments Corp.

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

     4.8 Indenture, dated December 1, 1992, between California Federal Bank, A Federal Savings Bank and Chemical Bank, as trustee, relating to the 10% Subordinated Debentures Due 2003. (Incorporated by reference to
          Exhibit 4.16 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

     4.9 Agreement Regarding Contingent Litigation Recovery Participation Interests, dated as of June 30, 1995, between California Federal Bank, and Chemical Trust Company of California, as Interest Agent. (Incorporated by reference to Exhibit 4.17 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

     4.10 Agreement Regarding Secondary Contingent Litigation Recovery Participation Interests, dated as of December 2, 1996, between California Federal Bank, and Chase Mellon Shareholder Services, L.L.C., as Interest Agent. (Incorporated by reference to Exhibit
          4.18 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

     4.11 Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit
          4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

     4.12 First Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

     4.13 Second Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

     4.14 Third Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

     4.15 Fourth Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

     4.16 Fifth Supplemental Indenture dated as of September 11, 1998 between Golden State Holdings Inc. and the Bank of New York, as Trustee
          (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

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

    10.6 Letter dated March 30, 2000 extending the term of the office lease dated as of November 15, 1990 between RNM 135 Main, L.P., as successor to Webb/San Francisco Venture, Ltd., and California Federal Bank, as successor to First Nationwide Bank, A Federal Savings Bank.

    10.7 Employment Agreement dated November 22, 1999, between California Federal Bank, and Gerald J. Ford. (Incorporated by reference to
          Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").)

    10.8  Employment  Agreement,   dated  as  of  December  17,  1999,   between
          California Federal Bank, and Carl B. Webb, II. (Incorporated by reference to Exhibit 10.10 to the Registrant's 1999 Form 10-K.)

    10.9 Employment Agreement, dated as of August 1, 1999, between California Federal Bank, and Christie S. Flanagan. (Incorporated by reference to
          Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.)

    10.10 Employment  Agreement,   dated  as  of   December  17,  1999,  between
          California  Federal  Bank,  and  J.  Randy  Staff.   (Incorporated  by
          reference to Exhibit 10.15 to the Registrant's 1999 Form 10-K.)

    10.11 Employment Agreement dated as of August 1, 1999, between California Federal Bank, and Scott A. Kisting. (Incorporated by reference to
          Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.)

    10.12 1998 Change of Control Plan, dated as of March 25, 1999. (Incorporated by reference to Exhibit 10.18 to the Registrant's 1999 Form 10-K.)

    10.13 Litigation Management Agreement, dated as of February 4, 1998, by and among Golden State Bancorp, Inc., Glendale Federal Bank, Federal Savings Bank, California Federal Bank, Stephen J. Trafton and Richard
          A. Fink. (Incorporated by reference to Exhibit 99.2 to the February 1998 Form 8-K.)

    10.14 Reimbursement and Expense Allocation Agreement between Golden State Bancorp Inc. and California Federal Bank, dated November 23, 1998. (Incorporated by reference to Exhibit 10.53 to the Registrant's 1998 Form 10-K.)

    10.15 Agreement for Provision of Services between California Federal Bank, A Federal Savings Bank and Golden State Management Inc., dated November 23, 1998. (Incorporated by reference to Exhibit 10.54 to the Registrant's 1998 Form 10-K.)

    10.16 Amendment No. 1 dated January 1, 2000 to Agreement for Provision of Services between Mafco Holdings Inc. and Golden State Bancorp Inc., dated January 1, 1999.

    12.1 Statement regarding the computation of ratio of earnings to combined fixed charges and minority interest for the Registrant.

    21.1 Subsidiaries of the Registrant. This exhibit has been omitted in accordance with General Instruction I of Form 10-K.

    24.1  Power of Attorney executed by Howard Gittis.

    24.2  Power of Attorney executed by Ronald O. Perelman.

    27.1  Financial Data Schedule.

(c)  REPORTS ON FORM 8-K

     None.

                             TABLE OF DEFINED TERMS

10 5/8%  BANK  PREFERRED  STOCK  - California  Federal's  10 5/8%  noncumulative perpetual preferred stock
11 1/2% BANK PREFERRED  STOCK - California   Federal's   11 1/2%   noncumulative
       perpetual preferred stock
11.20% SENIOR NOTES - As part of its 1996 acquisition of San Francisco  Federal,
       California Federal assumed $50 million principal amount of SFFed 11.20% Senior Notes due September 1, 2004
1996 ACQUISITIONS - 1996 acquisitions of Home Federal Financial  Corporation and
       San Francisco Federal
ALCO - Asset/Liability  Management Committee
AUTO ONE - Auto One Acceptance Corporation
BANK - California  Federal Bank Bank
BANK PREFERRED STOCK - the 10 5/8% Bank Preferred Stock together with the 11 1/2% Bank Preferred Stock
BIF - Bank Insurance Fund
BROKERED  DEPOSITS - Issued certificates  of deposit  through  direct  placement programs and national investment banking firms
CAL FED ACQUISITION - Agreement  and  Plan of Merger  among FN Holdings, Cal Fed
       Bancorp Inc. and California Federal Bank, A Federal Savings Bank. FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old
       California Federal, and First Nationwide merged with and into Old California Federal in January 1997
CALGL - Secondary Contingent Litigation Recovery Participation Interests
CALGZ - Contingent Litigation Recovery Participation Interests
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA  FEDERAL  GOODWILL  LITIGATION  -  California  Federal Bank v. United
       Sates, Civil Action 92-138
CFI - Cal Fed Investments
CLAIMS  COURT - United States Court of Federal Claims
COMPANY - Golden  State Holdings Inc.
CONVERTIBLE  SUBORDINATED  DEBENTURES  DUE 2001 - In  1986,  Cal Fed  Inc.,  Old
       California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001
CRA - Community Reinvestment Act
DOWNEY  ACQUISITION  -  Auto  One's  acquisition  of  the  Downey  Auto  Finance
       Corporation in February, 2000
FAIR LENDING LAWS - Equal Credit Opportunity and the Fair Housing Act, together FDIC - Federal Deposit Insurance Corporation
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FHLB - Federal Home Loan Bank
FHLB SYSTEM - Federal  Home Loan Bank System
FHLMC - Federal Home Loan Mortgage Corporation
FICO -  Financing  Corporation
FIRREA -  Financial Institutions  Reform,  Recovery  and Enforcement Act of 1989
       and its implementing regulations
FN HOLDINGS - First Nationwide Holdings Inc.
FN HOLDINGS ASSET TRANSFER - FN  Holdings   contributed   all  of   its   assets
       (including all of the common stock of the Bank) to GS Holdings in September 1998
FNMA - Federal National Mortgage Association
FNMC - First Nationwide Mortgage Corporation
FSLIC - Federal Savings and Loan Insurance Corporation
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL LITIGATION - Glendale  Federal Bank v.  United States, No. 90-
       772C
GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank
GNMA - Government National Mortgage Association
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE  ACQUISITION - FN Holdings Asset Transfer,  Holding Company Mergers
       and Glen Fed Merger, collectively
GOVERNMENT - United States Government
GS HOLDINGS - Golden State Holdings Inc.

GSAC ACQUISITION - Auto One, a subsidiary of the Bank, acquired 100% of the partnership interests in Gulf States Acceptance Company, a Delaware limited partnership and its general partner, Gulf States Financial Services, Inc., a Texas corporation, in February 1998
GSB INVESTMENTS - GSB Investments Corp.
HOLA - Home Owners' Loan Act of 1933
HOLDING COMPANY MERGERS  -  FN  Holdings  merged  with  and  into  Golden  State
       Financial Corporation, which owned all of the common stock of Glendale Federal
HUNTER'S GLEN - Hunter's Glen/Ford Ltd.
LTV - Loan-to-value
MAFCO HOLDINGS - Mafco Holdings Inc.
MSR - Mortgage servicing rights
NEVADA PURCHASE - The Bank acquired twelve retail branches located in Nevada with deposits of approximately $543 million from Norwest Bank, Nevada, a subsidiary of Norwest Corporation, and Wells Fargo Bank, N.A in April 1999.
NPV - Net portfolio value
OLD CALIFORNIA  FEDERAL - California  Federal Bank, A Federal Savings Bank prior to the Cal Fed Acquisition
OTS - Office of Thrift Supervision
PARENT HOLDINGS - First Nationwide (Parent) Holdings Inc.
QTL TEST - Qualified Thrift Lender test
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable  Preferred Stock issued by California Federal Preferred Capital Corporation in January 1996
SAIF - Savings Association Insurance Fund
SERVICING SALe - FNMC sold servicing rights on  approximately  49,000 loans with an unpaid principal balance of $2.0 billion in April 1999
SFFED ACQUISITION - The acquisition  of  San Francisco Federal by the Company in
       February 1996
TAX SHARING AGREEMENT - Prior to the Golden State Acquisition, for federal income tax purposes, the Bank, FN Holdings, and Mafco Holdings were parties to a tax sharing agreement effective as of January 1, 1994
VERDUGO - Verdugo Trustee Service Corporation

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 20, 2001

                                            GOLDEN STATE HOLDINGS INC.




                                            By:   /s/Gerald J. Ford
                                               ---------------------------------
                                                  Gerald J. Ford
                                                  Chairman of the Board
                                                  and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Name                            Title                         Date
         ----                            -----                         ----


    /s/Gerald J. Ford           Chairman of the Board, Chief      March 20, 2001
---------------------------     Executive Officer and Director
    Gerald J. Ford              (Principal Executive Officer)




    /s/Carl B. Webb             President, Chief Operating        March 20, 2001
----------------------------    Officer and Director
    Carl B. Web



    /s/Richard H. Terzian       Executive Vice President          March 20, 2001
----------------------------    and Chief Financial Officer
    Richard H. Terzian         (Principal Financial Officer)



    /s/Renee Nichols Tucei      Executive Vice President          March 20, 2001
----------------------------    and Controller
    Renee Nichols Tucei         (Principal Accounting Officer)


          *                     Director                          March 20, 2001
----------------------------
    Howard Gittis



          *                     Director                          March 20, 2001
----------------------------
    Ronald O. Perelman

* Vanessa L. Washington, by signing her name, hereto, does hereby execute this report on Form 10-K on behalf of the directors and officers of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and officers and filed as exhibits to this report on Form 10-K.


                                            By:     /s/Vanessa L. Washington
                                               ---------------------------------
                                                    Vanessa L. Washington
                                                    Attorney-in-fact

                          INDEPENDENT AUDITORS' REPORT



The Stockholder and Board of Directors
Golden State Holdings Inc.:

     We have audited the accompanying consolidated balance sheets of Golden State Holdings Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden State Holdings Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                                KPMG LLP



San Francisco, California
January 16, 2001

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                  (dollars in thousands, except per share data)

                                       Assets                                               2000              1999
                                       ------                                            -----------      -----------
Cash and due from banks                                                                  $   697,441      $   508,812
Interest-bearing deposits in other banks                                                         123                5
Short-term investment securities                                                              85,510           84,061
                                                                                         -----------      -----------
     Cash and cash equivalents                                                               783,074          592,878

Securities available for sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of zero and $37,397 at December 31,
     2000 and 1999, respectively)                                                            637,070        1,075,734
Securities held to maturity (fair value $590,571 and $180,449 at December 31,
     2000 and 1999, respectively)                                                            587,503          185,357
Mortgage-backed securities available for sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $2,620,399
     and $3,799,962 at December 31, 2000 and 1999, respectively)                           9,866,823       13,764,565
Mortgage-backed securities held to maturity (fair value $2,959,677 and
     $2,150,014 at December 31, 2000 and 1999, respectively) (includes securities pledged to creditors with the right to sell or repledge of $2,053,070
     and $1,855,163 at December 31, 2000 and 1999, respectively)                           2,886,612        2,149,696
Loans held for sale, net                                                                     845,763          729,062
Loans receivable, net                                                                     39,592,814       33,953,461
Investment in Federal Home Loan Bank ("FHLB") System                                       1,361,066        1,167,144
Premises and equipment, net                                                                  290,899          296,800
Foreclosed real estate, net                                                                   19,080           45,091
Accrued interest receivable                                                                  364,414          321,596
Intangible assets (net of accumulated amortization of $246,150 and $183,433
     at December 31, 2000 and 1999, respectively)                                            691,288          819,561
Mortgage servicing rights                                                                  1,559,323        1,272,393
Other assets                                                                               1,029,082          667,793
                                                                                         -----------      -----------
         Total assets                                                                    $60,514,811      $57,041,131
                                                                                         ===========      ===========

         Liabilities, Minority Interest and Stockholder's Equity
         -------------------------------------------------------

Deposits                                                                                 $23,462,372      $23,040,571
Securities sold under agreements to repurchase                                             4,511,309        5,481,747
Borrowings                                                                                28,800,557       25,668,626
Other liabilities                                                                            942,397          688,870
                                                                                         -----------      -----------
         Total liabilities                                                                57,716,635       54,879,814
                                                                                         -----------      -----------

Commitments and contingencies                                                                     --               --

Minority interest                                                                            500,000          500,000

Stockholder's equity
     Common stock, $1.00 par value, (1,000 shares authorized, issued and
         outstanding at December 31, 2000 and 1999, respectively)                                  1                1
     Additional paid-in capital                                                            1,564,821        1,542,171
     Accumulated other comprehensive loss                                                    (91,405)        (276,832)
     Retained earnings (substantially restricted)                                            824,759          395,977
                                                                                         -----------      -----------
     Total stockholder's equity                                                            2,298,176        1,661,317
                                                                                         -----------      -----------
         Total liabilities, minority interest and stockholder's equity                   $60,514,811      $57,041,131
                                                                                         ===========      ===========

See accompanying notes to consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                       2000           1999            1998
                                                                                     ----------      ----------     ----------
Interest income:
     Loans receivable                                                                $2,852,971      $2,332,500     $1,739,294
     Mortgage-backed securities available for sale                                      800,444         872,823        482,567
     Mortgage-backed securities held to maturity                                        206,469         177,644        134,537
     Loans held for sale                                                                 62,591         109,486        115,714
     Securities available for sale                                                       55,917          76,621         49,730
     Securities held to maturity                                                         29,499          11,459          4,702
     Interest-bearing deposits in other banks                                             5,034          12,049         22,263
     Dividends on FHLB stock                                                             92,872          59,639         36,042
                                                                                     ----------      ----------     ----------
         Total interest income                                                        4,105,797       3,652,221      2,584,849
                                                                                     ----------      ----------     ----------

Interest expense:
     Deposits                                                                           928,407         888,286        791,112
     Securities sold under agreements to repurchase                                     352,100         265,467        153,697
     Borrowings                                                                       1,677,498       1,312,629        829,316
                                                                                     ----------      ----------     ----------
         Total interest expense                                                       2,958,005       2,466,382      1,774,125
                                                                                     ----------      ----------     ----------
         Net interest income                                                          1,147,792       1,185,839        810,724
Provision for loan losses                                                                    --          10,000         40,000
                                                                                     ----------      ----------     ----------
         Net interest income after provision for loan losses                          1,147,792       1,175,839        770,724
                                                                                     ----------      ----------     ----------

Noninterest income:
     Loan servicing fees, net                                                           176,159         127,834        109,203
     Customer banking fees and service charges                                          196,969         187,022        121,283
     Gain on sale, settlement and transfer of loans, net                                 49,730          32,885         54,217
     (Loss) gain on sale of assets, net                                                 (13,424)         21,699            193
     Gain on sale of  branches, net                                                          --           2,343        108,825
     Other income                                                                        34,161          31,096         23,896
                                                                                     ----------      ----------     ----------
         Total noninterest income                                                       443,595         402,879        417,617
                                                                                     ----------      ----------     ----------

Noninterest expense:
     Compensation and employee benefits                                                 425,327         389,904        293,573
     Occupancy and equipment                                                            153,223         141,696         97,456
     Professional fees                                                                   40,852          52,493         56,327
     Loan expense                                                                        17,018          17,200         24,843
     Foreclosed real estate operations, net                                              (4,690)         (6,411)        (6,152)
     Amortization of intangible assets                                                   62,717          69,724         53,415
     Merger and integration costs                                                            --           7,747         59,162
     Other expense                                                                      203,981         219,582        159,360
                                                                                     ----------      ----------     ----------
         Total noninterest expense                                                      898,428         891,935        737,984
                                                                                     ----------      ----------     ----------

     Income before income taxes, minority interest and extraordinary items              692,959         686,783        450,357
     Income tax expense (benefit)                                                       144,204         234,263        (96,300)
     Minority interest: provision in lieu of income tax expense                              --          79,005             --
     Minority interest: other                                                            26,987          34,936        109,949
                                                                                     ----------      ----------     ----------
         Income before extraordinary items                                              521,768         338,579        436,708
     Extraordinary item - gain (loss) on early extinguishment of debt, net of applicable taxes of $2,083, $1,801 and $(68,168) in 2000,
             1999 and 1998, respectively                                                  3,014           2,472        (98,706)
                                                                                     ----------      ----------     ----------
         Net income                                                                     524,782         341,051        338,002
     Preferred stock dividends                                                               --              --            578
                                                                                     ----------      ----------     ----------
         Net income available to common stockholder                                  $  524,782      $  341,051     $  337,424
                                                                                     ==========      ==========     ==========

See accompanying notes to consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                            2000               1999               1998
                                                                          --------           --------           --------
 Net income                                                               $524,782           $341,051           $338,002

 Other comprehensive income (loss), net of tax:
    Unrealized holding gain (loss) on securities available for sale:
        Unrealized holding gain (loss) arising during the period           170,821           (282,241)           (28,167)
        Less: reclassification adjustment for loss (gain) included
             in net income                                                   9,976               (742)              (844)
                                                                          --------           --------           --------
                                                                           180,797           (282,983)           (29,011)
    Amortization of market adjustment for securities
        transferred from available for sale to held to maturity              4,630                 --                 --
                                                                          --------           --------           --------

 Other comprehensive income (loss)                                         185,427           (282,983)           (29,011)
                                                                          --------           --------           --------

 Comprehensive income                                                     $710,209           $ 58,068           $308,991
                                                                          ========           ========           ========

See accompanying notes to consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholder's Equity
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                     Accumulated     Retained
                                                                      Additional        Other        Earnings         Total
                                             Preferred     Common      Paid-in      Comprehensive  (Substantially  Stockholder's
                                               Stock        Stock      Capital      Income (Loss)   Restricted)       Equity
                                               -----        -----      -------      -------------   -----------       ------
Balance at December 31, 1997                $ 25,680        $ 1      $   31,890      $   35,162      $ 750,774      $  843,507

Net income                                        --         --              --              --        338,002         338,002
Redemption of FN Holdings
   Preferred Stock                           (25,787)        --             787              --             --         (25,000)
Golden State Acquisition                          --         --       1,482,760              --             --       1,482,760
GS Escrow Merger                                  --         --          (3,535)             --             --          (3,535)
Capital contribution of Trans
   Network Insurance Services                     --         --              56              --             --              56
Tax benefit on exercise of stock options          --         --             103              --             --             103
Dividends on common stock                         --         --              --              --       (874,155)       (874,155)
Cash dividends on FN Holdings
   Preferred Stock                                --         --              --              --           (471)           (471)
Preferred Stock dividends                        107         --              --              --           (107)             --
Change in net unrealized holding gain
   on securities available for sale               --         --              --         (29,011)            --         (29,011)
                                            --------        ---      ----------      ----------      ---------      ----------

Balance at December 31, 1998                      --          1       1,512,061           6,151        214,043       1,732,256

Net income                                        --         --              --              --        341,051         341,051
Golden State Acquisition - see note 3             --         --         (12,380)             --             --         (12,380)
Adjustment to initial dividend of tax
   benefits to parent due to
   deconsolidation                                --         --              --              --         66,383          66,383
Impact of Golden State restricted
   common stock                                   --         --             477              --             --             477
Tax benefit on exercise of stock options          --         --           2,013              --             --           2,013
Dividends to parent                               --         --              --              --       (225,500)       (225,500)
Contributions from parent                         --         --          40,000              --             --          40,000
Change in net unrealized holding gain (loss)
   on securities available for sale               --         --              --        (282,983)            --        (282,983)
                                            --------        ---      ----------      ----------      ---------      ----------

Balance at December 31, 1999                      --          1       1,542,171        (276,832)       395,977       1,661,317

Net income                                        --         --              --              --        524,782         524,782
Change in unrealized holding loss
    on securities available for sale              --         --              --         180,797             --         180,797
Amortization of unrealized holding
    loss on securities held to maturity           --         --              --           4,630             --           4,630
Dividends to parent                               --         --              --              --        (96,000)        (96,000)
Contributions from parent                         --         --          19,000              --             --          19,000
Impact of Golden State restricted
    common stock                                  --         --           3,175              --             --           3,175
Tax benefit on exercise of stock options          --         --             475              --             --             475
                                            --------        ---      ----------      ----------      ---------      ----------

Balance at December 31, 2000                $     --        $ 1      $1,564,821      $  (91,405)     $ 824,759      $2,298,176
                                            ========        ===      ==========      ==========      =========      ==========

See accompanying notes to consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                           2000                1999               1998
                                                                       -----------         -----------        -----------
Cash flows from operating activities:
Net income                                                             $   524,782         $   341,051        $   338,002
Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Amortization of intangible assets                                     62,717              69,724             53,415
      Provision (benefit) for deferred income taxes                         30,991             146,373           (212,993)
      Accretion of discount on borrowings                                    1,093               1,018                285
      Amortization (accretion) of purchase accounting
          premiums and discounts, net                                          269               7,541               (236)
      Amortization of mortgage servicing rights                            204,032             212,310            158,163
      Provision for loan losses                                                 --              10,000             40,000
      Loss (gain) on sale of assets, net                                    13,424             (21,699)             (193)
      Gain on sale of branches, net                                             --              (2,343)          (108,825)
      Gain on sale of foreclosed real estate, net                           (8,950)            (13,069)           (13,559)
      Loss on sale, settlement and transfer of loans, net                   76,918             160,970            115,755
      Capitalization of originated mortgage servicing rights              (126,648)           (193,855)          (169,972)
      Extraordinary items - (gain) loss on early
          extinguishment of debt, net                                       (3,014)             (2,472)            98,706
      Depreciation and amortization of premises and
          equipment                                                         51,067              37,465             26,458
      Amortization of deferred debt issuance costs                           7,354               7,295              6,958
      FHLB stock dividends                                                 (92,872)            (59,639)           (36,042)
      Purchases and originations of loans held for sale                 (5,344,219)         (8,345,470)        (8,843,499)
      Net proceeds from the sale of loans held for sale                  5,059,241           9,703,072          7,892,122
      (Increase) decrease in other assets                                 (459,836)             69,397            161,485
      Increase in accrued interest receivable                              (41,580)             (4,141)           (17,630)
      Increase (decrease) in other liabilities                             272,812            (263,027)           (95,754)
      Amortization of deferred compensation expense -
          Golden State restricted common stock                               1,897                 477                 --
      Minority interest: provision in lieu of income taxes                      --              79,005                 --
      Minority interest: other                                              26,987              34,936            109,949
      Other operating activity                                                  36                  --                 --
                                                                       -----------         -----------        -----------
          Net cash provided by (used in) operating activities              256,501           1,974,919           (497,405)
                                                                       -----------         -----------        -----------

Cash flows from investing activities:
      Acquisitions and divestitures:
          Downey Acquisition                                              (379,314)                 --                 --
          Nevada Purchase                                                       --             458,943                 --
          Golden State Acquisition                                                                  --            792,127
          GSAC Acquisition                                                                          --            (13,577)


                                                                                                               (Continued)

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, continued
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                     2000              1999              1998
                                                                                 ------------      ------------      ------------
Cash flows from investing activities (continued):
     Purchases of securities available for sale                                  $   (50,691)      $   (807,690)     $   (891,643)
     Proceeds from maturities of securities available for sale                        58,022            431,934           975,288
     Purchases of securities held to maturity                                         (4,199)           (28,869)             (384)
     Principal payments and proceeds from maturities of securities
         held to maturity                                                             51,289             94,820             2,827
     Purchases of mortgage-backed securities available for sale                     (115,256)        (4,832,344)       (8,955,882)
     Principal payments on mortgage-backed securities available for sale           1,878,401          3,623,918         3,261,363
     Proceeds from sales of mortgage-backed securities available for sale          1,367,666            193,732            25,292
     Principal payments on mortgage-backed securities held to maturity               428,067            621,179           468,544
     Proceeds from sales of loans                                                     68,713             18,528            10,875
     Net (increase) decrease in loans receivable                                  (3,774,409)        (1,694,325)        2,280,576
     Purchases of loans receivable                                                (1,648,599)        (2,197,573)         (593,378)
     Purchases of FHLB stock, net                                                   (107,570)          (110,477)         (278,955)
     Purchases of premises and equipment                                             (48,718)           (44,331)          (71,361)
     Proceeds from disposal of premises and equipment                                  4,146             14,549            30,634
     Proceeds from sales of foreclosed real estate                                    75,312            136,565           164,278
     Purchases of mortgage servicing rights                                         (364,754)          (357,557)         (157,224)
     Proceeds from sales of mortgage servicing rights                                    774             30,802                --
                                                                                 ------------      ------------      ------------
         Net cash used in investing activities                                    (2,561,120)        (4,448,196)       (2,950,600)
                                                                                 ------------      ------------      ------------

Cash flows from financing activities:
     Branch sales                                                                         --            (69,340)       (1,267,517)
     Net increase (decrease) in deposits                                              423,216        (2,074,736)       (1,426,963)
     Proceeds from additional borrowings                                           43,513,455        33,029,009        25,559,922
     Principal payments on borrowings                                             (40,367,906)      (29,717,967)      (20,496,018)
     Net (decrease) increase in securities sold under agreements
         to repurchase                                                               (970,438)        1,243,352         1,945,646
     Proceeds from the GS Escrow Merger                                                   --                 --         1,970,285
     Bank Preferred Stock Tender Offers                                                   --            (97,621)         (423,509)
     Debt Tender Offers                                                                   --               (253)       (1,089,885)
     Redemption of FN Holdings Preferred Stock                                            --                 --           (25,000)
     Dividends on common stock                                                        (96,000)         (225,500)         (662,914)
     Dividends on preferred stock                                                         --                 --              (471)
     Dividends paid to minority stockholders, net of taxes                            (26,987)          (30,752)          (80,035)
     Tax benefit on exercise of stock options                                             475             2,013               103
     Capital contribution from parent                                                  19,000            40,000                --
                                                                                 ------------      ------------      ------------
         Net cash provided by financing activities                                  2,494,815         2,098,205         4,003,644
                                                                                 ------------      ------------      ------------

Net change in cash and cash equivalents                                               190,196          (375,072)          555,639
Cash and cash equivalents at beginning of year                                        592,878           967,950           412,311
                                                                                 ------------      ------------      ------------
Cash and cash equivalents at end of year                                         $    783,074      $    592,878      $    967,950
                                                                                 ============      ============      ============

See accompanying notes to consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  ORGANIZATION

     Golden State Holdings Inc. (the "Company" or "GS Holdings"), a wholly owned subsidiary of Golden State Bancorp Inc. ("Golden State"), is a holding company whose only significant asset is all of the common and preferred stock of California Federal Bank. GS Holdings was formed to acquire all of the assets of First Nationwide Holdings Inc. ("FN Holdings") (including all of the common and preferred stock of California Federal Bank) as part of the Golden State Acquisition (as defined herein). FN Holdings was a holding company whose only significant asset was all of the common stock of California Federal Bank. As such, the principal business operations of FN Holdings were, and the principal business operations of GS Holdings are, primarily carried out by California Federal Bank and its operating subsidiaries ("California Federal" or "Bank").

     The Bank is a diversified financial services company that primarily serves consumers in California and, to a lesser extent, in Nevada. The Bank's principal business consists of operating retail branches that provide deposit products such as demand, transaction and savings accounts, and selling investment products such as mutual funds, annuities and insurance. In addition, it engages in mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market or for retention in its own portfolio, and servicing loans for itself and others. To a lesser extent, the Bank originates and/or purchases commercial real estate, commercial banking and consumer loans for investment. Revenues are derived primarily from interest earned on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, general and administrative expenses consisting of compensation and benefits, data processing, occupancy and equipment, communications, deposit insurance assessments, advertising and marketing, professional fees and other general and administrative expenses.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and prevailing practices within the banking and thrift industries. The following summarizes the more significant of these policies.

     (a)  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of GS Holdings, the Bank and the Bank's wholly owned subsidiaries. Unless the context otherwise indicates, "GS Holdings" or "Company" refers to Golden State Holdings Inc. as the surviving entity after the consummation of the Golden State Acquisition and as the surviving corporation in the GS Escrow Merger (as defined herein) for periods after the GS Escrow Merger. On September 11, 1998, Glendale Federal Bank, Federal Savings Bank ("Glendale Federal") merged with and into the Bank pursuant to the Glen Fed Merger (as defined herein). Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal as the surviving entity after the consummation of the Golden State Merger (as defined herein). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years have been reclassified to conform to the current year's presentation.

     As GS Holdings' common stock is wholly owned by Golden State, earnings per share data is not presented.

     (b)  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and other short-term investment securities with original maturities of three months or less. Savings and loan associations are required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement for California Federal at December 31, 2000 was $57.8 million, which was met with vault cash of $108.5 million and cash reserves of $21.6 million.

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

     Amortization   and  accretion  of  premiums  and   discounts   relating  to
mortgage-backed securities is recognized using the interest method over the estimated lives of the underlying mortgages.

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

     (e)  Loans Receivable, Net

     Loans receivable, net, is stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees or costs and purchase discounts or premiums.

     Discounts or premiums on 1-4 unit residential loans are accreted or amortized to income using the interest method, generally over the remaining contractual loan period. Discounts or premiums on consumer and other loans are recognized over the lives of the loans using the interest method.

     A significant portion of the Company's real estate loan portfolio is comprised of adjustable-rate mortgages. The interest rate and payment terms of these mortgages adjust on a periodic basis in accordance with various published indices. The majority of these adjustable-rate mortgages have terms which limit the amount of interest rate adjustment that can occur each year and over the life of the mortgage. When such limits are applied, negative amortization occurs on certain adjustable-rate mortgages. See note 34.

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

     (f)  Securitized Loan Sales

     When the Company has sold receivables in securitizations of residential mortgage loans, it has retained one or more subordinated tranches and servicing rights, both of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions (credit losses, prepayment speeds and discount rates commensurate with the risks involved) applied by an independent company in its valuation analysis.

     (g)  Auto One Loans

     The Company, through its 80% owned subsidiary, Auto One (as defined herein), originates loans and also purchases loans individually and in groups. Purchased loans are grouped and accounted for in homogeneous pools based upon certain risk characteristics, including interest coupon rate, credit quality, and period of origination. At acquisition, the Company estimates the amount and timing of undiscounted expected principal and interest cash flows ("Expected Cash Flows") for each pool. For certain purchased pools of loans, the amount paid reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans in the pool. Accordingly, at acquisition, the Company recognizes the excess of the pool's scheduled contractual principal and contractual interest payments over its Expected Cash Flows as an amount that should not be accreted ("Nonaccretable Contractual Cash Flows"). The remaining amount - representing the excess of the pool's Expected Cash Flows over the amount paid - is accreted into interest income over the remaining life of each pool ("Accretable Yield").

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

     (h)  Impaired Loans

     The Company considers a loan impaired when, based on current information and events, it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Any insignificant delay or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings and performing loans that exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. Loans collectively reviewed for impairment by the Company include all single-family loans, commercial banking loans under $100,000 and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the workout process.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

     (i)  Loan Origination and Commitment Fees and Related Costs

     Loan origination fees, net of loan origination costs, are deferred and amortized to interest income using the interest method, generally over the contractual term of the loan, adjusted for actual loan prepayment experience. Unamortized fees, net of loan origination costs on loans sold or paid in full, are recognized as income or expense, as appropriate. Adjustable-rate loans with lower initial interest rates during the introductory period result in the amortization of a substantial portion of the net deferred fees during the introductory period.

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

     (j)  Premises and Equipment, Net

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

     (k)  Foreclosed Real Estate, Net

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     (l)  Intangible Assets

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

     (m)  Mortgage Servicing Rights

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

     A portion of the cost of originating a mortgage loan is allocated to the mortgage servicing right based on its relative fair value. To determine the fair value of mortgage servicing rights the Company uses market prices for comparable mortgage servicing contracts, when available, or alternatively, uses a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

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

     The Company employs hedging techniques through the use of interest rate floors, interest rate swaptions, interest rate swaps and principal-only swaps to reduce the sensitivity of its earnings and value of its servicing rights to declining interest rates and borrower prepayments as further discussed in note
37. The Company uses hedge accounting because mortgage servicing rights expose the Company to interest rate risk. At the inception of the hedge and throughout the hedge period, high correlation of changes in the market value of the hedge instruments and the fair value of the mortgage servicing rights due to the designated hedge risk is probable. Therefore, changes in the market value of the hedge instruments due to interest rate changes will substantially offset changes in the market value of mortgage servicing rights due to interest rate changes. If high correlation does not exist, the hedge instruments would be considered speculative and would be marked to market with changes in market value reflected in current income.

     The premium paid by the Company on the interest rate floors and swaptions is amortized over the life of the contract. Amounts receivable or payable under the interest rate swaps and principal only swaps, as well as amounts receivable under the interest rate floors, interest rate swaptions or terminated hedges are included in the carrying value of mortgage servicing rights and are amortized as part of the basis in mortgage servicing rights.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     (n)  Gains/Losses on Sales, Settlement and Transfer of Loans, Net

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

     In the normal course of business, the Company purchases loans held for investment at a discount. Proceeds received in settlement of loans in excess of the carrying value are included in gain on sale and settlement of loans, net.

     (o)  Servicing Fee Income

     Servicing fee income is recorded for fees earned for servicing mortgage loans under servicing agreements with Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), the Government National Mortgage Association ("GNMA") and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance or a fixed amount per loan and are recorded as income when received. The amortization of mortgage servicing rights and pass-through interest expense are netted against servicing fee income.

     (p)  Derivatives

     The Company uses interest rate derivative financial instruments (interest rate swaps, interest rate floors, interest rate swaptions and principal only swaps) primarily to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates and to hedge against the interest rate risk inherent in fixed-rate FHLB advances. These instruments serve to reduce the Company's exposure to movements in interest rates, both at inception and throughout the hedge period. At the inception of the hedge, the Company identifies an individual asset or liability, or an identifiable group of essentially similar assets or liabilities, that expose the Company to interest rate risk at the consolidated level.

     Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific correlation tests (i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments.

     If periodic assessment indicates derivatives no longer provide an effective hedge, the derivatives contracts would be closed out and settled or classified as a trading activity. For hedges of borrowings, the net settlement (upon close out or termination) that offsets changes in the value of the hedged borrowing is deferred and amortized into net interest income over the life of the hedged asset or liability. For hedges of MSRs, the net settlement (upon close out or termination) that offsets changes in the value of the MSRs adjusts the basis of the MSRs and is deferred and amortized to loan servicing income over the life of the MSRs. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedge asset or liability is recognized immediately in noninterest income.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Interest rate swaps that hedge borrowings are accounted for under the "accrual method." Interest rate floors, swaptions, principal only swaps and interest rate swaps that hedge MSRs are accounted for under the "deferral method." Under the accrual method, the net interest payment due or owed under the instrument is recognized over the life of the contract in net interest income. Under the deferral method, realized gains or losses, or payments made or received on the derivative financial instrument, are reported as adjustments to the carrying value of the hedged asset or liability. There is no recognition under either method on the balance sheet for changes in the derivative's fair value.

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

     Interest rate swaptions and interest rate floor premiums are classified on the balance sheet with the hedged asset or liability at the time the premium is paid. These premiums are amortized to net loan servicing fee income over the life of the contract.

     Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

     (q)  Income Taxes

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     (r)  Stock Compensation Plan

     The Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under Golden State's stock option plan established for the benefit of the Bank's employees have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost was recognized for them. Compensation expense related to restricted stock issued under Golden State's stock plan is recognized on a straight line basis over the vesting period for each tranche of the award, with a corresponding increase to additional paid-in capital. Dividends on unvested restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. The Company has elected to continue with the accounting methodology prescribed in APB Opinion No. 25 and complies with the disclosure requirements of SFAS No. 123.

     (s)  Management's Use of Estimates

     The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (c) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     (t)  Recent Accounting Pronouncements

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 was amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 ("SFAS No. 137"). SFAS No. 137 mandates that SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 has also been amended by Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, which addresses certain implementation issues that arise in the application of SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction.

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

     For fair value hedge transactions in which the Company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset over time in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on derivative instruments that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The Company has identified various types of instruments which will qualify as derivatives pursuant to SFAS No. 133. The derivative instruments (interest rate floors, interest rate swaps, principal only swaps and interest rate swaptions) used to hedge the change in the fair value of the Company's mortgage servicing rights will be reported as fair value hedges. The Company also hedges its mortgage loans held for sale and its rate-locked pipeline of mortgage loans, primarily with mandatory forward loan commitments which will be reported as fair value hedges. The rate-locked pipeline is a derivative pursuant to SFAS No. 133 and will be reported in the financial statements at fair value. The derivative instruments (interest rate swaps) used to hedge the change in the cash flows of the Company's Federal Home Loan Bank advances and reverse repurchase agreements will be reported as cash flow hedges.

     SFAS No. 133 applies to all entities and amends SFAS No. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. SFAS No. 133 supersedes FASB Statements No. 80, ACCOUNTING FOR FUTURES CONTRACTS, NO. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, and No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force ("EITF").

     One of the qualifying criteria for hedge accounting under SFAS No. 133 is that the hedging relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in those fair values or cash flows that are attributable to the hedged risk, both at the inception of the hedge and on an ongoing basis. An assessment of this effectiveness is required at least every three months and whenever financial statements are issued or earnings are reported by the Company.

     Generally, the high-effectiveness requirement has been interpreted to mean that the cumulative changes in the value of the hedging instrument since hedge inception due to the hedged risk should be between 80% and 125% of the inverse cumulative change since hedge inception in the fair value or cash flows of the hedged items. Alternatively, a regression analysis that yields an r squared of
0.8 or greater is considered to meet the high effectiveness requirement.

     SFAS No. 133, as amended, will significantly change the accounting treatment of derivative instruments used by the Company. Depending on the underlying risk management strategy, these accounting changes will affect reported net income, assets, liabilities and stockholder's equity. As a result, the Company has reviewed its risk management strategies, since SFAS No. 133 will not reflect the results of many of those strategies in the same manner as current accounting practice. SFAS No. 133 will be adopted by the Company effective January 1, 2001 and will not be applied retroactively to financial statements of prior periods.

     The transition adjustment recorded on January 1, 2001 did not have a material impact on net income and resulted in a decrease in other comprehensive income of $45 million. As of January 1, 2001, derivatives of $16 million were recorded as assets and $90 million as liabilities as a result of the implementation of SFAS No. 133.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETURNED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS

     On September 21, 2000, the EITF issued EITF No. 99-20, RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS ("EITF No. 99-20"). This document, which is effective in the second quarter of 2001, establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on
(a) all credit-sensitive mortgage and asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing GAAP did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases interest rate adjustments.

     The implementation of EITF No. 99-20 is not expected to materially impact the Company's financial results.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     At September 11, 1998, Glendale Federal had total assets of approximately $18.9 billion and deposits of $11.3 billion and operated 181 branches and 26 loan offices in California. The following is a summary of assets acquired and liabilities assumed in connection with the Golden State Acquisition at September 11, 1998.

                                                                                                            Estimated
                                                          Carrying       Fair Value          Fair           Remaining
                                                           Value         Adjustments         Value            Lives
                                                           -----         -----------         -----            -----
                                                                   (dollars in thousands)                   (in years)
Cash and cash equivalents                               $    782,233       $             $    782,233            --
Securities and mortgage-backed securities                  2,354,263          16,015        2,370,278           1-5
Loans receivable, net                                     14,432,389         129,718       14,562,107           6-9
Office premises and equipment, net                           158,446          (9,692)         148,754          2-12
Investment in FHLB System                                    314,591              --          314,591            --
Foreclosed real estate, net                                   47,504              --           47,504            --
Accrued interest receivable                                  115,165              --          115,165            --
Mortgage servicing rights                                    230,764         (17,831)         212,933           2-7
Goodwill                                                     271,743        (271,743)              --            --
Other assets                                                 204,372          77,709          282,081           2-5
Deposits                                                 (11,293,173)        (10,547)     (11,303,720)          1-8
Borrowings                                                (5,877,574)        (45,310)      (5,922,884)          1-5
Other liabilities                                           (399,737)        (65,017)        (464,754)         1-10
                                                        ------------       ---------     ------------
                                                        $  1,340,986       $(196,698)       1,144,288
                                                        ============       =========
Purchase price                                                                              1,451,982
                                                                                         ------------
Excess cost over fair value of net assets acquired                                       $    307,694            15
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

     Merger and integration costs associated with the Golden State Acquisition were $7.7 million and $59.2 million for the years ended December 31, 1999 and 1998, respectively, including severance for terminated California Federal employees, expenses for California Federal branch closures, and conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period. No such expenses were incurred during 2000.

     During the year ended December 31, 2000, the Company recorded adjustments to reduce intangible assets by $2.3 million related to a tax refund for periods prior to the Golden State Acquisition and to increase intangible assets by $2.1 million to "true-up" the deferred tax asset.

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

     DOWNEY ACQUISITION

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

     GSAC ACQUISITION

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

     Excess  cost  over  fair  value  of net  assets  acquired  in the  Cal  Fed
Acquisition totalled $397.6 million. During 1998, the Company recorded fair value adjustments to reduce other liabilities and excess cost over fair value of net assets acquired by $71.2 million related to (a) to receipt of a tax refund related to periods prior to January 3, 1997 and (b) previously accrued severance and contract termination costs (which had not been utilized upon completion of the integration plan). During 1999, the Company recorded an adjustment to reduce other liabilities and excess cost over fair value of net assets acquired by $38.2 million, also related to a tax refund for periods prior to January 3, 1997. During 2000, the Company recorded adjustments to reduce other liabilities and excess cost over fair value of net assets acquired by $52.1 million as a result of a "true-up" the deferred tax asset, $21.0 million related to the reversal of state deferred taxes and $180 thousand related to receipt of a tax refund for periods prior to the Cal Fed Acquisition.

     SERVICING SALE

     During April 1999, the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC"), sold servicing rights on approximately 49,000 loans with an unpaid principal balance of $2.0 billion, recognizing a pre-tax gain of $16.3 million (the "Servicing Sale").

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information combines the historical results of the Company as if the Golden State Acquisition, the issuance of the GS Holdings Notes (as defined herein) and the Refinancing Transactions (as defined herein) had occurred as of the beginning of 1998 (in thousands):

                                                         Year Ended
                                                     December 31, 1998
                                                     -----------------
               Net interest income                       $1,054,324
               Net income                                   558,652

     The pro forma information does not include the effect of the GSAC Acquisition, the Servicing Sale, or the Florida Branch Sale because such effect is not significant. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the Golden State Acquisition, the issuance of the GS Holdings Notes or the Refinancing Transactions had been consummated in the past nor do they project the results of operations in any future period.

     PURCHASE ACCOUNTING ADJUSTMENTS

     Premiums and discounts related to interest-earning assets acquired and interest-bearing liabilities assumed are amortized (accreted) to operations using the interest method over the estimated remaining lives of the respective assets and liabilities.

(4)  ISSUANCE OF DEBT SECURITIES

     On August 6, 1998, GS Escrow Corp, ("GS Escrow"), an affiliate of GS Holdings, issued $2 billion in debt securities (the "GS Holdings Notes"). The GS Holdings Notes were issued to fund, in part, the cash tender offers discussed below, that occurred following the Golden State Acquisition. The GS Holdings Notes consist of (a) $250 million aggregate principal amount of its Floating Rate Notes Due 2003 (the "Floating Rate Notes"), (b) $350 million aggregate principal amount of its 6 3/4% Senior Notes due 2001 (the "2001 Notes"), (c) $600 million aggregate principal amount of its 7% Senior Notes Due 2003 (the "2003 Notes") and (d) $800 million aggregate principal amount of its 7 1/8% Senior Notes Due 2005 (the "2005 Notes" and, together with the 2001 Notes and the 2003 Notes, the "Fixed Rates Notes" and, together with the Floating Rates Notes, the "GS Holdings Notes"). Interest on the Fixed Rate Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1999. The Floating Rate Notes bear interest at a rate equal to the three-month LIBOR plus 100 basis point per annum, except that the initial rate was 6 3/4% per annum, based on six-month LIBOR (which initial interest rate resets on the first interest payment date, and, thereafter, on a quarterly basis). The first interest payment date for the Floating Rate Notes was February 1, 1999. Thereafter, interest is payable, and the interest rate resets, quarterly on each May 1, August 1, November 1 and February 1. The weighted average interest rate on the Floating Rate Notes during 2000 was 7.43%. The 2001 Notes, 2003 Notes and 2005 Notes will mature on August 1 of the respective year.

     The GS Holdings Notes were issued to fund, in part, the Refinancing Transactions that occurred following the Golden State Acquisition. Deferred issuance costs of $38.6 million related to the GS Holdings Notes are included in the Company's other assets and are being amortized over the life of such notes. See note 22.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(5)  REFINANCING TRANSACTIONS

     On August 17, 1998, FN Holdings commenced cash tender offers (the "Bank Preferred Stock Tender Offers") for each of the Bank's two outstanding series of Bank Preferred Stock (as defined herein), which had a total aggregate liquidation preference of $473.2 million. The Bank Preferred Stock Tender Offers expired on September 14, 1998, at which time 222,721 shares of the 10 5/8% Preferred Stock (as defined herein) and 995,437 shares of the 11 1/2% Preferred Stock (as defined herein) were purchased for an aggregate purchase price of $135.8 million. During the remainder of 1998 and 1999, GS Holdings continued to purchase Bank Preferred Stock through privately negotiated transactions. Through December 31, 1998, 894,980 additional shares of the 10 5/8% Preferred Stock and 1,693,522 shares of the 11 1/2% Preferred Stock had been purchased for an aggregate purchase price of $287.7 million. On April 1, 1999, GS Holdings redeemed all of the remaining 607,299 outstanding shares of the Bank's 10 5/8% Preferred Stock not already owned by it for $105.313 per share, for a total redemption price of $63.9 million. On September 1, 1999, GS Holdings redeemed all of the remaining 318,341 outstanding shares of the Bank's 11 1/2% Preferred Stock not already owned by it for $105.75 per share for a total redemption price of $33.7 million. The net tender premiums and expenses paid in connection with the Bank Preferred Stock Tender Offers totalled $5.1 million and $36.9 million for the years ended December 31, 1999 and 1998, respectively, and are reflected as minority interest on the Company's consolidated statements of income. See note 26.

     On September 14, 1998, GS Holdings commenced cash tender offers (the "Debt Tender Offers" and together with the Bank Preferred Stock Tender Offers and the Parent Holdings Defeasance (as defined herein), the "Refinancing Transactions") for the FN Holdings 12 1/4% Senior Notes, the FN Holdings 9 1/8% Senior Sub
Notes and the FN Holdings 10 5/8% Notes (each as defined herein and collectively, the "FN Holdings Notes"), which together had a total aggregate principal amount of $915 million. Through December 31, 1998, GS Holdings purchased $914.5 million aggregate principal amount of the FN Holdings Notes for an aggregate purchase price, including accrued interest payable, of $1.1 billion. On May 15, 1999, GS Holdings redeemed the remaining $0.2 million aggregate principal amount of the FN Holdings 12 1/4% Senior Notes for an aggregate redemption price, including accrued interest payable, of $252.6 thousand. At December 31, 2000, only $0.3 million of the FN Holdings 10 5/8% Notes remained outstanding. The after tax tender premiums and expenses paid in connection with the Debt Tender Offers totalled $98.7 million and are reflected as an extraordinary loss, net of taxes, on the Company's consolidated statement of income for the year ended December 31, 1998.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(7)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                   Year Ended December 31,
                                                                         --------- ---- ---------- ----- ----------
                                                                            2000           1999             1998
                                                                         ---------      ----------       ----------
                                                                                      (in thousands)
Cash paid (received) for:
     Interest                                                           $2,881,679      $2,255,685      $1,725,769
     Income taxes, net                                                      (9,012)         64,318        (142,012)

Non-cash activities:
     Reclassification of mortgage-backed securities from the
       available-for-sale portfolio to the held-to-maturity portfolio    1,055,611              --              --
     Reclassification of securities from the available-for-sale
       portfolio to the held-to-maturity portfolio                         445,000              --              --
     Principal reductions to loans due to foreclosure                       47,175         101,692         118,801
     Loans made to facilitate the sale of real estate                        5,433          10,039          10,898
     Loans exchanged for mortgage-backed securities                        116,517         227,099       1,905,274
     Reclassification of loans from loans held
       for sale to loans receivable                                         77,913         110,313              --
     Reclassification of mortgage-backed securities to loans
       held for sale                                                         1,052              --              --
     Reduction of previously accrued severance
       and contract termination costs                                           --          18,908              --
     Reduction of valuation allowance of deferred tax asset                211,738              --              --
     True-up of deferred tax asset                                              --          18,146              --
     Initial dividend of tax benefits to former parent
       due to deconsolidation                                                   --              --         211,242
     Adjustment to initial dividend of tax benefits to
       former parent due to deconsolidation                                     --          66,383              --
     Impact of Golden State restricted common stock                          3,175             477              --
     Adjustment to Golden State Acquisition
       purchase price                                                           --         (12,380)             --
     Preferred stock dividends reinvested                                       --              --             107

(8)  RECLASSIFICATION OF SECURITIES

     On April 30, 2000, the Company reclassified $1.1 billion and $445.0 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available for sale to their respective held-to-maturity portfolios. These assets primarily comprise securities which are required as part of the Bank's regulatory liquidity portfolio. The net unrealized loss related to these securities of $64.0 million, which is included as a component of equity (accumulated other comprehensive loss), is amortized to interest income over the remaining life of the securities using the interest method. The effect of this amortization on interest income is fully offset by the effect of amortization of the related discount recorded against the respective assets at the time of transfer.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(9)  SECURITIES AVAILABLE FOR SALE

     At December 31, 2000 and 1999, securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                            December 31, 2000
                                                   --------------------------------------------------------------------
                                                                    Gross         Gross           Net
                                                   Amortized     Unrealized    Unrealized     Unrealized     Carrying
                                                      Cost          Gains        Losses       Gain (Loss)      Value
                                                      ----          -----        ------       ----------       -----
  Marketable equity securities                      $    640         $325        $    --        $   325      $    965
  U.S. government and agency obligations             638,488           36         (2,419)        (2,383)      636,105
                                                    --------         ----        -------        -------      --------
           Total                                    $639,128         $361        $(2,419)        (2,058)     $637,070
                                                    ========         ====        =======        -------      ========
  Estimated tax effect                                                                              841
      Net unrealized holding loss in                                                            -------
           stockholder's equity                                                                 $(1,217)
                                                                                                =======

                                                                            December 31, 1999
                                                   --------------------------------------------------------------------
                                                                     Gross         Gross          Net
                                                    Amortized     Unrealized    Unrealized     Unrealized     Carrying
                                                       Cost          Gains        Losses          Gain          Value
                                                       ----          -----        ------       ----------       -----
  Marketable equity securities                     $      336        $811        $     --      $    811      $    1,147
  U.S. government and agency obligations            1,143,665          47         (69,125)      (69,078)      1,074,587
                                                   ----------        ----        --------      --------      ----------
           Total                                   $1,144,001        $858        $(69,125)      (68,267)     $1,075,734
                                                   ==========        ====        ========                    ==========
  Estimated tax effect                                                                           28,774
                                                                                               --------
      Net unrealized holding loss in
           stockholder's equity                                                                $(39,493)
                                                                                               ========

     The weighted average stated interest rates on securities available for sale were 6.21% and 6.24% at December 31, 2000 and 1999, respectively.

     The following represents a summary of the amortized cost, estimated fair value (carrying value) and weighted average yield of securities available for sale with related maturities (dollars in thousands):

                                                                             December 31, 2000
                                                                 ------------------------------------------
                                                                                 Estimated         Weighted
                                                                 Amortized         Fair             Average
                                                                   Cost            Value             Yield
                                                                   ----            -----             -----
      Marketable equity securities                                $    640       $    965            3.96%
      U.S. government and agency obligations:
         Maturing within 1 year                                     36,685         36,720            6.87
         Maturing after 1 year but within 5 years                  601,803        599,385            6.21
                                                                  --------       --------
            Total                                                 $639,128       $637,070            6.25%
                                                                  ========       ========

     At December 31, 2000, U.S. government and agency obligations available for sale of $40.4 million were pledged as collateral for various obligations. See notes 22 and 34.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(10) SECURITIES HELD TO MATURITY

     At December 31, 2000 and 1999, securities held to maturity consisted of the following (in thousands):

                                                                        December 31, 2000
                                              ----------------------------------------------------------------------
                                                                                               Net
                                              Amortized      Unrealized     Unrealized     Unrealized      Estimated
                                                 Cost           Gains         Losses       Gain (Loss)    Fair Value
                                                 ----           -----         ------       -----------    ----------
Municipal securities                           $511,532        $6,153        $ (3,085)      $  3,068       $514,600
Commercial paper                                 75,971            --              --             --         75,971
                                               --------         -----         -------       --------       --------
         Total                                 $587,503        $6,153        $ (3,085)      $  3,068       $590,571
                                               ========        ======        ========       ========       ========
Securities included above transferred
     from available for sale                   $497,894        $   --        $(52,894)      $(52,894)      $445,000
                                               ========        ======        ========                      ========
Estimated tax effect                                                                          21,607
Amortization of unrealized holding loss                                                        2,289
     Net unrealized holding loss in                                                         --------
         stockholder's equity                                                               $(28,998)
                                                                                            ========

                                                                       December 31, 1999
                                              --------------------------------------------------------------------
                                              Amortized          Unrealized          Unrealized          Estimated
                                                 Cost               Gains              Losses           Fair Value
                                                 ----               -----              ------           ----------
Municipal securities                           $ 84,727              $415             $(5,323)           $ 79,819
Commercial paper                                100,630                --                  --             100,630
                                               --------              ----             -------            --------
         Total                                 $185,357              $415             $(5,323)           $180,449
                                               ========              ====             =======            ========

     The weighted average stated interest rates on securities held to maturity were 5.95% and 4.89% at December 2000 and 1999, respectively.

     The following represents a summary of the amortized cost (carrying value), estimated fair value, and weighted average yield of securities held to maturity with related maturities (dollars in thousands):

                                                           December 31, 2000
                                              -------------------------------------------
                                                                Estimated        Weighted
                                              Amortized           Fair            Average
                                                Cost             Value             Yield
                                                ----             -----             -----
      Municipal securities
          Maturing after 5 years
             through 10 years                  $  4,640          $  4,627           4.66%
          Maturing after 10 years               506,892           509,973           7.48
      Commercial paper
          Maturing within 1 year                 75,971            75,971           6.21
                                               --------          --------
             Total                             $587,503          $590,571           7.29%
                                               ========          ========

     At December 31, 2000, commercial paper investments of $75.7 million were held in reserve with third-party trustees to guarantee credit enhancements on loans transferred as part of securitization transactions by the Bank. See note 34.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(11) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     At December 31, 2000 and 1999, mortgage-backed securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                       December 31, 2000
                                           -------------------------------------------------------------------------
                                                             Gross          Gross           Net
                                            Amortized      Unrealized     Unrealized     Unrealized        Carrying
                                              Cost           Gains          Losses          Loss             Value
                                              ----           -----          ------          ----             -----
GNMA                                       $  385,906       $   152        $ (4,050)      $ (3,898)       $  382,008
FNMA                                        1,327,352         3,429          (7,648)        (4,219)        1,323,133
FHLMC                                         534,498         2,395            (467)         1,928           536,426
Other mortgage-backed securities              338,405         1,156          (2,053)          (897)          337,508
Collateralized mortgage obligations         7,330,167        11,679         (54,098)       (42,419)        7,287,748
                                           ----------       -------        --------       --------        ----------
         Total                             $9,916,328       $18,811        $(68,316)       (49,505)       $9,866,823
                                           ==========       =======        ========                       ==========
Estimated tax effect                                                                        20,223
                                                                                          --------
    Net unrealized holding loss in
       stockholder's equity                                                               $(29,282)
                                                                                          ========


                                                                       December 31, 1999
                                          --------------------------------------------------------------------------
                                                             Gross          Gross           Net
                                            Amortized      Unrealized     Unrealized     Unrealized       Carrying
                                              Cost           Gains          Losses          Loss            Value
                                              ----           -----          ------          ----            -----
GNMA                                       $   645,299      $   402       $ (12,897)     $ (12,495)      $   632,804
FNMA                                         2,554,242        5,087         (56,767)       (51,680)        2,502,562
FHLMC                                          910,543        4,958          (8,553)        (3,595)          906,948
Other mortgage-backed securities               499,117        6,845         (10,018)        (3,173)          495,944
Collateralized mortgage obligations          9,562,817        1,778        (338,288)      (336,510)        9,226,307
                                           -----------      -------       ---------      ---------       -----------
         Total                             $14,172,018      $19,070       $(426,523)      (407,453)      $13,764,565
                                           ===========      =======       =========                      ===========
Estimated tax effect                                                                       171,741
                                                                                         ---------
    Net unrealized holding loss in
       stockholder's equity                                                              $(235,712)
                                                                                         =========

     The following represents a summary of the amortized cost, estimated fair value (carrying value) and weighted average yield of mortgage-backed securities available for sale (dollars in thousands):

                                                                       December 31, 2000
                                                       --------------------------------------------------
                                                                           Estimated           Weighted
                                                        Amortized            Fair               Average
                                                          Cost               Value               Yield
                                                          ----               -----               -----
      GNMA                                              $  385,906         $  382,008             7.24%
      FNMA                                               1,327,352          1,323,133             7.38
      FHLMC                                                534,498            536,426             7.70
      Other mortgage-backed securities                     338,405            337,508             7.50
      Collateralized mortgage obligations                7,330,167          7,287,748             6.64
                                                        ----------         ----------
             Total                                      $9,916,328         $9,866,823             6.84%
                                                        ==========         ==========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The weighted average stated interest rates on mortgage-backed securities available for sale were 6.89% and 6.62% at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, mortgage-backed securities available for sale included securities totalling $0.7 billion and $0.9 billion, respectively, which resulted from the securitization of certain qualifying mortgage loans from the Bank's, Old California Federal's, Glendale Federal's and San Francisco Federal's loan portfolios.

     At December 31, 2000 and 1999, mortgage-backed securities available for sale included $3.0 billion and $4.3 billion, respectively, of variable-rate securities.

     At December 31, 2000, mortgage-backed securities available for sale of $6.5 billion were pledged as collateral for FHLB advances and securities sold under agreements to repurchase, $2.6 billion of which were pledged to creditors who have the right to sell or repledge the collateral. See notes 21, 22 and 34. Further, at December 31, 2000, mortgage-backed securities available for sale with a carrying value of $525 million were pledged for various other obligations and include $135 million in securities pledged to FNMA associated with the sales of certain securitized multi-family loans as further discussed in note 34.

(12) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     At December 31, 2000 and 1999, mortgage-backed securities held to maturity consisted of the following (in thousands):

                                                                        December 31, 2000
                                             ------------------------------------------------------------------------
                                                                                               Net
                                               Amortized      Unrealized     Unrealized     Unrealized      Estimated
                                                  Cost           Gains         Losses       Gain(Loss)     Fair Value
                                                  ----           -----         ------       ----------     ----------
GNMA                                          $  237,437       $ 6,309       $ (1,204)       $  5,105      $  242,542
FHLMC                                            234,969         7,785             (2)          7,783         242,752
FNMA                                           2,413,331        60,771           (589)         60,182       2,473,513
Other mortgage-backed securities                     875            --             (5)             (5)            870
                                              ----------       -------       --------        --------      ----------
         Total                                $2,886,612       $74,865       $ (1,800)       $ 73,065      $2,959,677
                                              ==========       =======       ========        ========      ==========
Securities included above transferred
    from available for sale                   $1,110,920       $  628        $(55,937)       $(55,309)     $1,055,611
                                              ==========       =======       ========                      ==========
Estimated tax effect                                                                           22,594
Amortization of unrealized holding loss                                                         2,341
                                                                                             --------
    Net unrealized holding loss in
         stockholder's equity                                                                $(30,374)
                                                                                             ========

                                                                       December 31, 1999
                                            -----------------------------------------------------------------------
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
                                             ==========           =======            ========           ==========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The following represents a summary of the amortized cost (carrying value), estimated fair value and weighted average yield of mortgage-backed securities held to maturity (dollars in thousands):

                                                                   December 31, 2000
                                                      --------------------------------------------
                                                                        Estimated         Weighted
                                                      Amortized            Fair           Average
                                                         Cost             Value            Yield
                                                         ----             -----            -----
         GNMA                                          $  237,437       $  242,542          7.11%
         FHLMC                                            234,969          242,752          8.12
         FNMA                                           2,413,331        2,473,513          7.73
         Other mortgage-backed securities                     875              870         14.15
                                                       ----------       ----------
                Total                                  $2,886,612       $2,959,677          7.71%
                                                       ==========       ==========

     The weighted average stated interest rates on mortgage-backed securities held to maturity were 7.45% and 6.92% at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, mortgage-backed securities held to maturity included securities with carrying values totalling $1.8 billion and $2.1 billion, respectively, which resulted from the securitization with FNMA and FHLMC of certain qualifying mortgage loans from the Bank's, Old California Federal's, Glendale Federal's and San Francisco Federal's loan portfolio with full recourse to the Bank.

     At December 31, 2000 and 1999,  mortgage-backed securities held to maturity
included  $1.8  billion  and  $2.1  billion,   respectively,   of  variable-rate
securities.

     At December 31, 2000, mortgage-backed securities held to maturity of $2.1 billion were pledged as collateral for various obligations, substantially all of which were pledged to creditors who have the right to sell or repledge the collateral. See notes 21, 22 and 34. Further, at December 31, 2000, mortgage-backed securities held to maturity with a carrying value of $298 million were pledged for various other obligations. See note 34.

(13) LOANS RECEIVABLE, NET

     At December 31, 2000 and 1999, loans receivable, net, included the following (in thousands):

                                                                                   2000                  1999
                                                                                -----------           -----------
       Real estate loans:
          1-4 unit residential                                                  $30,828,368           $26,965,684
          Multi-family residential                                                3,569,228             2,881,462
          Commercial real estate                                                  2,487,093             2,564,644
          Land                                                                       22,384                32,421
          Construction                                                                7,416                 7,804
                                                                                -----------           -----------
             Total real estate loans                                             36,914,489            32,452,015
                                                                                ===========           ===========
       Equity-line                                                                  538,524               433,366
       Other consumer loans                                                         302,559               237,090
       Auto loans, net                                                            1,567,257               697,667
       Commercial loans                                                             557,796               507,082
                                                                                -----------           -----------
             Total consumer and other loans                                       2,966,136             1,875,205
                                                                                -----------           -----------
             Total loans receivable                                              39,880,625            34,327,220
       Deferred loan fees, costs, discounts and premiums, net                       229,962               173,719
       Allowance for loan losses                                                   (526,308)             (554,893)
       Purchase accounting adjustments, net                                           8,535                 7,415
                                                                                -----------           -----------
             Total loans receivable, net                                        $39,592,814           $33,953,461
                                                                                ===========           ===========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     At December 31, 2000, $27.2 billion in residential loans, $3.0 billion in multi-family loans and $1.7 billion in commercial real estate loans were pledged as collateral for FHLB advances as discussed in notes 22 and 34.

     As a result of the Golden State and Cal Fed Acquisitions, the Bank assumed obligations for certain loans sold with recourse. The outstanding balances of loans sold with recourse at December 31, 2000 totalled $2.5 billion. No loans were sold with recourse during the years ended December 31, 2000, 1999 and 1998. The Bank evaluates the credit risk of loans sold with recourse and, if necessary, records a liability (included in other liabilities) for estimated losses related to these potential obligations. At December 31, 2000, such liability totalled $48.9 million.

     Auto loans purchased at a discount related to credit quality are included in the balance sheet amount of loans receivable as follows (in thousands):

                                                                                        December 31,
                                                                               ------------------------------
                                                                                  2000                1999
                                                                               ----------           ---------
       Auto loans:  contractual payments receivable                            $2,124,182          $1,024,612
       Accretable Yield                                                          (232,635)           (123,944)
       Nonaccretable Contractual Cash Flows                                      (334,878)           (203,001)
                                                                               ----------          ----------
       Loans purchased at a discount relating to credit quality, net           $1,556,669          $  697,667
                                                                               ==========          ==========

     Nonaccretable Contractual Cash Flows represents contractual principal and interest cash flows that the Company determined, at acquisition, it was probable the Company would be unable to collect. The increase in Nonaccretable Contractual Cash Flows in 1999 includes $7.3 million, representing an allocation from the allowance for loan losses. The actual cash flows for one of the purchased pools plus the expected cash payments were determined to be less than the expected cash flows estimated at the time of purchase. Accordingly, an allocation from the allowance for loan losses was made in the amount by which the carrying value of this purchased pool exceeded the present value of the expected cash flows from such pool. The increase in Accretable Yield in 2000 includes $6.4 million representing charge-offs as a result of pool impairment.

                                                                                   Nonaccretable
                                                             Accretable             Contractual
                                                               Yield                Cash Flows
                                                               -----                ----------
                                                                        (in thousands)
      Balance at December 31, 1998                            $ (88,145)            $(121,334)
          Addition - purchases                                 (114,640)             (163,816)
          Accretion                                              80,432                    --
          Allocation from allowance for loan losses                  --                (7,339)
          Eliminations                                           (1,591)               89,488
                                                              ---------             ---------
      Balance at December 31, 1999                             (123,944)             (203,001)
          Addition - purchases                                 (266,800)             (267,155)
          Accretion                                             145,942                    --
          Reclassification                                       18,565               (18,565)
          Charge-offs                                            (6,398)                   --
          Eliminations                                               --               153,843
                                                              ---------             ---------
      Balance at December 31, 2000                            $(232,635)            $(334,878)
                                                              =========             =========

     During the fourth quarter of 1999, the Company incurred losses of $7.3 million on loans purchased at a discount by increasing the allocated allowance for loan losses relative to such loans. Throughout the year 2000, the Company incurred losses totalling $6.4 million on loans purchased at a discount as a result of pool impairment. These losses are reflected as charge-offs. No loss allowance was acquired from predecessor institutions in connection with the Downey Acquisition. No loss accruals were reversed in 2000 or 1999.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The following table presents loans which have been placed on nonaccrual status as of the dates indicated (in thousands):

                                                                          At December 31,
                                                                   -----------------------------
                                                                     2000                 1999
                                                                     ----                 ----
                Nonaccrual loans:
                    Real estate loans:
                       1-4 unit residential                        $ 88,650             $125,238
                       Multi-family residential                       3,253                5,820
                       Commercial and other                           1,509                8,279
                       Land                                              84                   --
                       Construction                                      68                  150
                                                                   --------             --------
                          Total real estate                          93,564              139,487
                    Non-real estate                                  21,475               11,267
                                                                   --------             --------
                          Total nonaccrual loans                   $115,039             $150,754
                                                                   ========             ========

     At December 31, 2000, $31.5 billion, or 85.3%, of the Company's real estate loan portfolio was collateralized by properties located in California. The financial condition of the Company is subject to general economic conditions such as the volatility of interest rates and real estate market conditions and, in particular, to conditions in the California residential real estate market. Any downturn in the economy generally, and in California in particular, could reduce real estate values. An increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, in the event interest rates rise or real estate market values decline, particularly in California, the Company and the Bank may find it difficult to maintain its asset quality and may require additional allowances for loss above the amounts currently estimated by management.

     For nonaccrual loans, the following table summarizes the interest income recognized ("Recognized") and total interest income that would have been recognized had the borrowers performed under the original terms of the loans ("Contractual") for the years ended December 31, 2000 and 1999 (in thousands):

                                                       2000                                    1999
                                           ------------------------------            --------------------------
                                           Recognized         Contractual            Recognized     Contractual
                                           ----------         -----------            ----------     -----------
      Nonaccrual loans                        $6,752             $7,478                $7,111          $10,937

     Activity in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                                                  2000               1999              1998
                                                               ----------         ---------         ----------
      Balance - beginning of year                               $554,893          $588,533           $418,674
      Purchases, net                                                  --                --            170,014
      Provision for loan losses                                       --            10,000             40,000
      Charge-offs                                                (33,477)          (40,312)           (46,126)
      Recoveries                                                   4,892             4,681              5,971
      Reclassifications                                               --              (670)                --
      Allocation to Nonaccretable Contractual
          Cash Flows of purchased auto loan portfolio                 --            (7,339)                --
                                                                --------          --------           --------
      Balance - end of year                                     $526,308          $554,893           $588,533
                                                                ========          =======-           ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(14) SECURITIZED LOAN SALES

     At December 31, 2000, key economic assumptions and sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

                                                                       Residential Adjustable-Rate
                                                                              Mortgage Loans
                                                                              --------------
       Carrying amount/fair value of retained interests (a)                      $222,206
       Weighted average life (in years)                                              3.73

       Prepayment speed assumption (annual rate)                                    16.55%
          Impact on fair value of 10% adverse change                             $   (128)
          Impact on fair value of 20% adverse change                             $   (267)

       Expected credit losses (annual rate)                                          0.63%
          Impact on fair value of 10% adverse change                             $   (235)
          Impact on fair value of 20% adverse change                             $   (375)

       Bond equivalent effective yield discount rate (semi-annual)                   7.06%
          Impact on fair value of 10% adverse change                             $ (1,349)
          Impact on fair value of 20% adverse change                             $ (2,653)

      ____________
     (a)  Excludes cash reserve accounts of $75,689.

     The following table presents quantitative information about delinquencies, net credit losses and components of securitized financial assets and other assets managed together with them (dollars in thousands):

                                                            Principal Amount of
                                       Total Principal        Loans 60 Days or                 Net Credit
                                       Amount of Loans       More Past Due (a)                 Losses (b)
                                       ---------------      -------------------    ----------------------------------
                                                  At December 31,                  During the Year Ended December 31,
                                       ----------------------------------------    ----------------------------------
                                       2000        1999       2000        1999           2000              1999
                                       ----        ----       ----        ----           ----              ----
Residential adjustable-rate
     mortgage loans managed
     or securitized (c):
     Total                           $304,366    $381,068    $10,402     $13,023          --                12
     Loans held in portfolio         $223,632    $279,988     $7,643      $9,569          --                12

____________
(a)  Loans 60 days or more past due are based on end-of-period total loans.

(b)  Net credit losses are charge-offs and are based on total loans outstanding.

(c) Owned and securitized loans are mortgage loans in which the transferor retains a subordinate interest or retains any risk of loss.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(15) IMPAIRED LOANS

     At December 31, 2000 and 1999, the balance of loans that are considered to be impaired totalled $97.2 million and $123.6 million, respectively (of which $19.5 million and $18.9 million, respectively, were on nonaccrual status). The average recorded investment in impaired loans during the years ended December 31, 2000, 1999 and 1998 was approximately $91.3 million, $139.3 million and $137.1 million, respectively. For the years ended December 31, 2000, 1999 and 1998, the Company recognized interest income on those impaired loans of $8.3 million, $9.5 million and $9.0 million, respectively, which included $1.6 million, $2.7 million and $1.2 million of interest income recognized using the cash basis method of income recognition.

     Generally, allowances for loan losses relative to impaired loans have not been allocated from the general allowance because the carrying value of such loans, net of purchase accounting adjustments, exceeds the loans' related collateral values less estimated selling costs.

(16) INVESTMENT IN FHLB

     The Company's investment in FHLB stock is carried at cost. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount equal to the greater of (a) 1% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (b) .3% of total assets, or (c) 5% of its advances (borrowings) from the FHLB of San Francisco. The Bank was in compliance with this requirement at December 31, 2000, 1999 and 1998. At December 31, 2000, the Bank's investment in FHLB stock was pledged as collateral for FHLB advances as further discussed in note 22.

(17) PREMISES AND EQUIPMENT, NET

     Premises and equipment, net, at December 31, 2000 and 1999 is summarized as follows (dollars in thousands):

                                                                                                     Estimated
                                                                                               Depreciable Lives at
                                                               2000              1999            December 31, 2000
                                                            ----------        ----------      -----------------------
       Land                                                  $ 46,155          $ 47,266                  --
       Buildings and leasehold improvements                   157,482           144,739                1 - 39
       Furniture and equipment                                205,986           182,987                1 - 7
       Construction in progress                                12,169             4,496                  --
                                                             --------          --------
                                                              421,792           379,488
       Accumulated depreciation and amortization             (130,893)          (82,688)
                                                             --------          --------
           Total premises and equipment, net                 $290,899          $296,800
                                                             ========          ========

     Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2000, 1999 and 1998 totaled $51.1 million, $37.5 million and $26.5 million, respectively.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The Company rents certain premises and equipment under long-term, noncancellable operating leases expiring at various dates through the year 2034. Rental expenses under such operating leases, included in occupancy and equipment expense, for the years ended December 31, 2000, 1999 and 1998 totalled $38.6 million, $41.1 million and $36.0 million, respectively. Rental income from sublease agreements for the years ended December 31, 2000, 1999 and 1998 totalled $5.1 million, $5.6 million and $3.0 million, respectively. At December 31, 2000, the projected minimum rental commitments, net of sublease agreements, under terms of the leases were as follows (in thousands):

                                                     Cash                  Effect on
                                                  Commitment              Net Income
                                                  ----------              ----------
       Year Ending
       2001                                        $ 43,608                $ 25,794
       2002                                          39,772                  23,525
       2003                                          36,770                  21,749
       2004                                          32,508                  19,228
       2005                                          28,246                  16,708
       Thereafter                                    73,165                  43,277
                                                   --------                --------
          Total                                    $254,069                $150,281
                                                   ========                ========

     The effect of lease commitments on net income is different from the cash commitment primarily as a result of lease commitments assumed in acquisitions with related purchase accounting adjustments and accrued facilities costs recorded in connection with branch consolidations. See note 23.

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

     At December 31, 2000, the projected minimum rental commitments under the terms of the leases were as follows (in thousands):

                                                      Branch and         Administrative
                                                     Parking Lot             Offices                Total
       Year Ending                                   -------------       --------------           ----------
       -----------
       2001                                            $  116                 $205                  $  321
       2002                                               116                  205                     321
       2003                                               116                  205                     321
       2004                                               116                  188                     304
       2005                                               116                   --                     116
       Thereafter                                         453                   --                     453
                                                       ------                 ----                  ------
             Total                                     $1,033                 $803                  $1,836
                                                       ======                 ====                  ======

     The sale discussed above resulted in a gain of $5.3 million. Approximately $1.8 million of this gain was deferred and will be recognized using the interest method over the life of the respective leases.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(18) ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at December 31, 2000 and 1999 is summarized as follows (in thousands):

                                                                          2000             1999
                                                                       ---------         ---------
       Cash and cash equivalents and securities                         $ 54,637          $ 65,443
       Mortgage-backed securities                                         38,858            43,492
       Loans receivable and loans held for sale                          270,919           212,661
                                                                        --------          --------
          Total accrued interest receivable                             $364,414          $321,596
                                                                        ========          ========

(19) MORTGAGE SERVICING RIGHTS

     The following is a summary of activity for mortgage servicing rights ("MSRs") and the hedge against the change in value of the mortgage servicing rights ("MSR Hedge") for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                                        MSR
                                                                     MSR               Hedge            Total
                                                                  ----------         ---------       ----------
      Balance at December 31, 1997                               $  529,691          $  7,012       $  536,703
           Additions from Glen Fed Merger                           212,933                --          212,933
           Originated servicing                                     169,972                --          169,972
           Additions - other purchases                              160,619                --          160,619
           Sales                                                     (1,057)               --           (1,057)
           Gain on termination                                      (16,089)               --          (16,089)
           Interest rate floor sales                                (43,924)          (16,141)         (60,065)
           Premiums paid                                                 --           107,412          107,412
           Payments received from counterparties, net                (8,684)               --           (8,684)
           Amortization                                            (147,734)          (10,429)        (158,163)
                                                                 ----------          --------       ----------
      Balance at December 31, 1998                                  855,727            87,854          943,581
           Additions - purchases                                    334,842                --          334,842
           Originated servicing                                     193,855                --          193,855
           Sales                                                    (18,604)               --          (18,604)
           Swaption sales                                            28,727           (58,553)         (29,826)
           Interest rate floor sales                                 21,208           (38,242)         (17,034)
           Premiums paid                                                 --            67,698           67,698
           Payments made to counterparties, net                      10,191                --           10,191
           Amortization                                            (193,710)          (18,600)        (212,310)
                                                                 ----------          --------       ----------
      Balance at December 31, 1999                                1,232,236            40,157        1,272,393
           Additions - purchases                                    344,262                --          344,262
           Originated servicing                                     126,648                --          126,648
           Sales                                                       (440)               --             (440)
           Swaption sales                                           (20,088)          (30,417)         (50,505)
           Interest rate floor sales                                (25,675)          (24,934)         (50,609)
           Interest rate floor receipts                                (224)               --             (224)
           Premiums paid                                                 --           127,199          127,199
           Payments received from counterparties, net                (5,369)               --           (5,369)
           Amortization                                            (187,040)          (16,992)        (204,032)
                                                                 ----------          --------       ----------
      Balance at December 31, 2000                               $1,464,310          $ 95,013       $1,559,323
                                                                 ==========          ========       ==========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     At December 31, 2000, 1999 and 1998, the outstanding balance of 1-4 unit residential loan participations, whole loans and mortgage pass-through securities serviced for other investors (not including the Bank) by FNMC totalled $84.1 billion, $72.9 billion and $65.4 billion, respectively. In addition, FNMC had $11.1 billion, $10.4 billion and $10.4 billion of master servicing at December 31, 2000, 1999 and 1998, respectively.

     The percentage of principal outstanding in the Company's portfolio of loans serviced for others, secured by properties located in California, Texas, and Florida was 46%, 7% and 6%, respectively, at December 31, 2000 and 53%, 7% and 7%, respectively, at December 31, 1999.

     The estimated fair value of the MSRs was $1.5 billion for the years ended December 31, 2000 and 1999. See discussion of valuation assumptions at note 38. The estimated market value of interest rate floors, interest rate swaps, principal only swaps and interest rate swaptions designated as hedges against MSRs at December 31, 2000 were $52.8 million, $5.1 million, $1.2 million and $105.6 million, respectively. The estimated market value of interest rate floor contracts, principal only swaps and swaptions designated as hedges against MSRs at December 31, 1999 were $10.4 million, $(15.8) million, and $24.3 million, respectively. At December 31, 1999, there were no interest rate swaps outstanding to hedge MSRs. At December 31, 2000 and 1999, no allowance for impairment of the MSRs was necessary.

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

     At December 31, 2000, the Company, through FNMC, was a party to several interest rate floors maturing in 2005. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Swap rate fell below the strike prices. At December 31, 2000, the notional amount of the interest rate floors was $2.3 billion and the strike prices were between 5.9% and 6.6%. In addition, the Company, through FNMC, held interest rate swap agreements and principal only swap agreements with notional amounts of $1.3 billion and $193.1 million, respectively. Further, at December 31, 2000, the Company, through FNMC, was a party to swaption contracts in which the Company paid to the counterparties premiums in exchange for the right, but not the obligation, to purchase an interest rate swap. At December 31, 2000, the notional amount of the underlying interest rate swaps was $2.2 billion. At December 31, 2000, the Company through FNMC, was a party to several interest rate swap contracts maturing in 2010 and 2011. These contracts require the Company to make a series of floating rate payments in exchange for receiving a series of fixed-rate payments. The notional amount of these contracts was $1.3 billion at December 31, 2000. See note 37 for further discussion.

     Servicing advances and other receivables (included in other assets) related to 1-4 unit residential loan servicing, net of valuation allowances of $16.1 million and $20.1 million in 2000 and 1999, respectively, consisted of the following (in thousands):

                                                              December 31,
                                                    ------------------------------
                                                      2000                  1999
                                                      ----                  ----
      Servicing advances                            $106,120              $138,071
      Checks in process of collection                    745                 1,123
      Other                                            6,287                 8,393
                                                    --------              --------
                                                    $113,152              $147,587
                                                    ========              ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(20) DEPOSITS

     A summary of the carrying value of deposits at December 31, 2000 and 1999 follows (in thousands):

                                                     2000                1999
                                                 -----------         -----------
      Passbook accounts                          $ 3,086,852         $ 3,666,206
      Demand deposits:
           Interest-bearing                        2,063,185           1,974,119
           Noninterest-bearing                     2,574,797           2,202,505
      Money market deposit accounts                3,033,008           3,144,084
      Term accounts                               12,611,389          11,989,664
                                                 -----------         -----------
                                                  23,369,231          22,976,578
      Accrued interest payable                        91,878              61,313
      Purchase accounting adjustments                  1,263               2,680
                                                 -----------         -----------
           Total deposits                        $23,462,372         $23,040,571
                                                 ===========         ===========

     The aggregate amount of jumbo certificates of deposit (term deposits) with a minimum denomination of $100,000 was approximately $3.3 billion and $2.7 billion at December 31, 2000 and 1999, respectively. Brokered certificates of deposit totalling $454 million and $390 million were included in deposits at December 31, 2000 and 1999, respectively. Total deposits at December 31, 2000 and 1999 include escrow balances for loans serviced for others of $825 million and $814 million, respectively.

     Total deposits include deposits of Golden State of $32.6 million and $4.8 million at December 31, 2000 and 1999, respectively.

     A summary of interest expense by deposit category follows (in thousands):

                                                           2000               1999            1998
                                                         --------           --------        --------
      Passbook accounts                                  $116,321           $124,618        $ 96,942
      Interest-bearing demand deposits                     13,914             17,772          13,770
      Money market deposit accounts                       120,683            124,368          65,234
      Term accounts                                       677,489            621,528         615,166
                                                         --------           --------        --------
          Total                                          $928,407           $888,286        $791,112
                                                         ========           ========        ========

     At December 31, 2000, term accounts had scheduled maturities as follows (in thousands):

      Year Ending
      -----------
      2001                                            $11,082,911
      2002                                              1,197,543
      2003                                                 87,151
      2004                                                 49,354
      2005                                                192,311
      Thereafter                                            2,119
                                                      -----------
          Total                                       $12,611,389
                                                      ===========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(21) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     A summary of information regarding securities sold under agreements to repurchase follows (dollars in thousands):

                                                                   December 31, 2000
                                            -----------------------------------------------------------------
                                                   Underlying Collateral            Repurchase Liability
                                                ---------------------------        ----------------------
                                                 Recorded            Market                      Interest
                                                 Value (a)           Value           Amount        Rate
                                                 ---------           -----           ------        ----
Maturing within 30 days                         $  980,736        $  981,379       $  888,748      6.61%
Maturing in 30 to 90 days                          477,528           481,113          423,597      6.63
Maturing after 90 days to 1 year                 1,315,377         1,317,242        1,284,115      6.74
Maturing over 1 year                             1,931,155         1,943,241        1,850,000      7.28
                                                ----------        ----------       ----------
       Total (b)                                 4,704,796         4,722,975        4,446,460      6.93%
Accrued interest payable                                --                --           64,849
                                                ----------        ----------       ----------
                                                $4,704,796        $4,722,975       $4,511,309
                                                ==========        ==========       ==========

                                                                   December 31, 1999
                                            -----------------------------------------------------------------
                                                   Underlying Collateral            Repurchase Liability
                                                ---------------------------        ----------------------
                                                 Recorded            Market                      Interest
                                                 Value (a)           Value           Amount        Rate
                                                 ---------           -----           ------        ----
Maturing within 30 days                         $   33,564        $   34,044        $      --        --%
Maturing in 30 to 90 days                        2,731,295         2,709,851         2,573,574     5.35
Maturing after 90 days to 1 year                 2,796,083         2,781,442         2,633,514     5.61
Maturing over 1 year                               167,214           165,972           150,000     6.13
                                                ----------        ----------        ----------
       Total (b)                                 5,728,156         5,691,309         5,357,088     5.50%
Accrued interest payable                                --                --           124,659
                                                ----------        ----------        ----------
                                                $5,728,156        $5,691,309        $5,481,747
                                                ==========        ==========        ==========

______________
(a) Recorded value includes accrued interest at December 31, 2000 and 1999. In addition, the recorded values at December 31, 2000 and 1999 include adjustments for the unrealized gain or loss on mortgage-backed securities available for sale.

(b) Total mortgage-backed securities collateral at December 31, 2000 and 1999 includes $1.7 billion and $2.1 billion, respectively, in outstanding balances of loans securitized with full recourse to the Bank. The market value of such collateral was $1.7 billion and $2.1 billion at December 31, 2000 and 1999, respectively.

     At December 31, 2000 and 1999, these agreements had weighted average stated interest rates of 6.93% and 5.50%, respectively. The underlying securities were delivered to, and are being held under the control of, third party securities dealers. These dealers may have loaned the securities to other parties in the normal course of their operations, but all agreements require the dealers to resell to California Federal the identical securities at the maturities of the agreements. The average daily balance of securities sold under agreements to repurchase was $5.4 billion and $5.1 billion during 2000 and 1999, respectively, the weighted average rate was 6.45% and 5.18% during 2000 and 1999, respectively, and the maximum amount outstanding at any month-end during these periods was $8.5 billion and $6.2 billion, respectively.

     At December 31, 2000, securities sold under agreements to repurchase were collateralized with $2.6 billion of mortgage-backed securities available for sale and $2.1 billion of mortgage-backed securities held to maturity.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(22) BORROWINGS

     Borrowings are summarized as follows (dollars in thousands):

                                                                             December 31,
                                                       ---------------------------------------------------------
                                                                  2000                             1999
                                                       ---------------------------    -------------------------
                                                         Carrying        Average        Carrying       Average
                                                           Value           Rate           Value          Rate
                                                           -----           ----           -----          ----
      Fixed-rate borrowings from FHLB                  $21,337,878         6.08%       $19,977,878        5.61%
      Variable-rate borrowings from FHLB                 5,090,000         6.71          3,365,000        6.04
      10% Subordinated Debentures due 2006                  92,100        10.00             92,100       10.00
      FN Holdings 10 5/8% Senior Subordinated
         Notes due 2003                                        250        10.63                250       10.63
      6 1/2% Convertible  Subordinated
         Debentures due 2001                                   160         6.50              2,635        6.50
      10% Subordinated Debentures due 2003                   4,299        10.00              4,299       10.00
      Floating Rate Notes due 2003                         250,000         7.76            250,000        7.21
      6 3/4% Senior Notes due 2001                         350,000         6.75            350,000        6.75
      7% Senior Notes due 2003                             600,000         7.00            600,000        7.00
      7 1/8% Senior Notes due 2005                         800,000         7.13            800,000        7.13
      Federal funds purchased                                   --          --              55,000        5.50
      Other borrowings                                         406         7.57                209        6.69
                                                       -----------                     -----------
              Total borrowings                          28,525,093         6.28         25,497,371        5.79
      Discount on borrowings                                (8,564)                        (11,481)
      Purchase accounting adjustments, net                   7,420                          21,742
                                                       -----------                     -----------
              Subtotal                                  28,523,949         6.28%        25,507,632        5.79%
      Accrued interest payable                             276,608                         160,994
                                                       -----------                     -----------
                                                       $28,800,557                     $25,668,626
                                                       ===========                     ===========

     Maturities and weighted average stated interest rates of borrowings at December 31, 2000, not including discounts, accrued interest payable or purchase accounting adjustments, are as follows (dollars in thousands):

                                                                                                    Weighted
                                                           Balances Maturing                     Average Rates
       Maturities during the Years                  ---------------------------           --------------------------
         Ending December 31,                            FHLB             Other             FHLB               Other
         -------------------                            ----             -----             ----               -----
         2001                                       $ 8,790,833       $ 350,465             6.56%              6.75%
         2002                                         5,985,000              37             5.87               8.58
         2003                                         8,650,000         854,299             6.11               7.24
         2004                                         2,350,000              --             5.84                 --
         2005                                           651,625         800,250             6.99               7.13
         Thereafter                                         420          92,164             7.74              10.00
                                                    -----------      ----------
             Total                                  $26,427,878      $2,097,215             6.20%              7.24%
                                                    ===========      ==========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Interest expense on borrowings for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                                                             Year Ended December 31,
                                                                   ---------------------------------------------
                                                                      2000              1999              1998
                                                                      ----              ----              ----
      FHLB advances                                                $1,521,806        $1,165,010         $706,299
      Interest rate swap agreements                                     7,188             5,940           (2,536)
      10% Subordinated Debentures due 2006                              9,210             9,210            9,209
      11.20% Senior Notes due 2004                                         --               651              672
      FN Holdings 12 1/4% Senior Notes due 2001                            --                --           18,093
      FN Holdings 9 1/8% Senior Subordinated Notes
           due 2003                                                        --                --            9,337
      FN Holdings 10 5/8% Senior Subordinated Notes
           due 2003                                                        27                26           44,353
      10.668% Subordinated Notes due 1998                                  --                --            5,203
      6 1/2% Convertible Subordinated Debentures due 2001                  32               172              171
      10% Subordinated Debentures due 2003                                430               430              430
      Floating Rate Notes due 2003                                     18,942            15,931            5,006
      6 3/4% Senior Notes due 2001                                     23,625            23,625            7,031
      7% Senior Notes due 2003                                         42,000            42,000           12,441
      7 1/8% Senior Notes due 2005                                     57,000            57,000           16,882
      Federal funds purchased                                           4,747             2,750            3,987
      Other borrowings                                                     28                25              271
      Discount accretion                                                1,092             1,031               --
      Purchase accounting adjustments                                  (8,629)          (11,172)          (7,533)
                                                                   ----------        ----------         --------
           Total                                                   $1,677,498        $1,312,629         $829,316
                                                                   ==========        ==========         ========


     The following is a summary of the carrying value of assets pledged as collateral for FHLB advances (in thousands):

                                                                     December 31, 2000
                                                                     -----------------
      Loans receivable                                                   $31,950,508
      Mortgage-backed securities available for sale                        3,898,334
      Mortgage-backed securities held to maturity                             13,411
      Securities available for sale                                           19,993
      FHLB stock                                                           1,361,066
                                                                         -----------
           Total                                                         $37,243,312
                                                                         ===========

     FHLB ADVANCES

     During 2000, the FHLB called and the Bank prepaid $400 million in FHLB advances, resulting in extraordinary gains of $3.0 million, net of income taxes of $2.1 million, on the early extinguishment of such borrowings.

     10% SUBORDINATED DEBENTURES DUE 2006

     As part of its 1994 acquisition of First Nationwide ("FN Acquisition"), California Federal assumed $92.1 million principal amount of subordinated debentures, which bear interest at 10% per annum and mature on October 1, 2006 (the "10% Subordinated Debentures Due 2006").

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

      FN HOLDINGS 10 5/8% SENIOR SUBORDINATED NOTES DUE 2003

     In connection with the Cal Fed Acquisition, GS Holdings acquired the net proceeds from the issuance of $575 million principal amount of FN Escrow"s 10 5/8% Senior Sub Notes due 2003 (the "FN Holdings 10 5/8% Notes") and assumed FN Escrow's obligations under the FN Holdings 10 5/8% Notes and indenture. During 1998, a total of $574.8 million aggregate principal amount of the FN Holdings 10 5/8% Notes were redeemed in connection with the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $692.7 million. At December 31, 2000, $0.3 million of the FN Holdings 10 5/8% Notes remain outstanding.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The FN Holdings 10 5/8% Notes are subordinate in right of payment to all existing and future subordinated debt, if any is issued, of GS Holdings. The FN Holdings 10 5/8% Notes are subordinated to all existing and future liabilities, including deposits, indebtedness and trade payables, of the subsidiaries of GS Holdings, including California Federal and all preferred stock issued by the Bank, including the Bank Preferred Stock.

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

     6 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2001

     In 1986, Cal Fed Inc., Old California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001 (the "6 1/2% Convertible Subordinated Debentures"). As a result of a corporate restructuring in December 1992, Cal Fed Inc. was merged with and into XCF Acceptance Corporation ("XCF"), a subsidiary of Old California Federal. The 6 1/2% Convertible Subordinated Debentures were redeemable at the option of the holders on February 20, 2000, at 123% of their principal amount. Due to the purchase of all of the Cal Fed Stock by FN Holdings in the Cal Fed Acquisition on January 3, 1997, the common stock conversion feature has been eliminated. During the first quarter of 2000, the Bank repurchased $2.5 million outstanding principal amount of the 6 1/2% Convertible Subordinated Debentures, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand on the early extinguishment debt.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     FLOATING RATE NOTES DUE 2003

     On August 6, 1998, GS Escrow, an affiliate of GS Holdings, issued $250 million principal amount of the Floating Rate Notes Due 2003. The notes will mature on August 1, 2003 with interest payable quarterly on February 1, May 1, August 1 and November 1. Interest on the Floating Rate Notes is equal to three-month LIBOR plus 100 basis points per annum, except that the initial rate was 6 3/4%, based on six-month LIBOR until the first interest payment date on February 1, 1999. At December 31, 2000, the interest rate on the Floating Rate Notes Due 2003 was 6.33%. Deferred costs associated with the issuance of the Floating Rate Notes totalling $3.1 million were recorded in other assets and are being amortized over the term of the Floating Rate Notes.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(23) ACCRUED TERMINATION AND FACILITIES COSTS

     In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (a) branch consolidations due to duplicate facilities; (b) employee severance and termination benefits due to a planned reduction in force; and (c) expenses incurred under contractual obligations to terminate services provided by outside service providers (principally relating to DP systems expenses). The merger and integration plan relative to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income. The table below reflects a summary of the activity in the liability for the costs related to such plan (in thousands):

                                                                   Severance and
                                                 Branch             Termination            Contract
                                            Consolidations            Benefits           Terminations        Total
                                            --------------         -------------         ------------      --------
Balance at December 31, 1997                     $     --              $     --              $    --       $     --
       Initial liabilities recorded                29,870                48,303               14,455         92,628
       Charges to liability account                    --               (14,823)              (2,640)       (17,463)
                                                 --------              --------              -------       --------
Balance at December 31, 1998                       29,870                33,480               11,815         75,165
       Additional liabilities recorded              9,401                    71                   --          9,472
       Charges to liability account               (15,220)               (4,140)              (9,523)       (28,883)
       Reversal of accrual                             --               (16,641)              (2,267)       (18,908)
                                                 --------              --------              -------       --------
Balance at December 31, 1999                       24,051                12,770                   25         36,846
       Additional liabilities recorded              2,504                    --                   --          2,504
       Charges to liability account               (10,511)                 (241)                 (25)       (10,777)
                                                 --------              --------              -------       --------
Balance at December 31, 2000                     $ 16,044              $ 12,529              $    --       $ 28,573
                                                 ========              ========              =======       ========

     The Bank had identified certain of its retail banking facilities to be closed and marketed for sale, with the related operations consolidated into other retail banking facilities acquired in the Golden State Acquisition. Accordingly, the liabilities established represent the estimated present value of occupancy expenses, offset by estimates of sub-lease income over the applicable remaining lease terms. The first group of branches was closed in November 1998. The final closure was in June 2000. The balance relating to accrued costs for branch consolidations remaining at December 31, 2000 represents remaining lease obligations, net of sub-lease income.

     In connection with the Golden State Acquisition, management identified approximately 1,100 full-time equivalent positions to be eliminated. During 1999, this estimate was increased to 1,141. These positions spanned all areas and business units of the Bank. As of December 31, 2000, all positions have been eliminated. The balance relating to accrued severance and termination benefits remaining at December 31, 2000 primarily represents a liability for annuity benefits contractually payable to former senior officers of Golden State.

     The  Bank  had  also  established   additional   liabilities  for  contract
termination costs with outside service providers. As of December 31, 2000, all such contracts have been terminated.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The table below provides detail of the initial liability recorded in 1998, additional liabilities recorded and subsequent reversals of the excess liability (see note 3) (in thousands):

                                                          Merger Costs           Expenses
                                                          Included in          Recognized in
                                                          Allocation of         Net Income
                                                         Purchase Price          (Pre-tax)             Total
                                                         --------------        -------------         --------
      Branch Consolidation                                  $ 22,304              $ 7,566            $ 29,870
      Severance and termination benefits                      42,211                6,092              48,303
      Contract termination                                    14,455                   --              14,455
                                                            --------              -------            --------
          Total liability initially established in 1998       78,970               13,658              92,628
      Additional liability recorded in 1999                      500                8,972               9,472
      Excess liability reversed in 1999                      (16,641)              (2,267)            (18,908)
                                                            --------              -------            --------
      Balance at December 31, 1999                            62,829               20,363              83,192
      Additional liability recorded in 2000                       --                2,504               2,504
                                                            --------              -------            --------
          Net liability recorded from
              Golden State Acquisition                      $ 62,829              $22,867            $ 85,696
                                                            ========              =======            ========

(24) SEGMENT REPORTING

     The Company has two reportable segments, the community bank and the mortgage bank. The community bank operates retail deposit branches in California and Nevada. The community bank segment provides retail consumer and small businesses with: (a) deposit products such as demand, transaction and savings accounts, (b) investment products such as mutual funds, annuities and insurance and (c) lending products, such as consumer and commercial loans. Further, the community bank segment invests in residential real estate loans purchased from FNMC and from others, and also invests in mortgage-backed and other securities. The mortgage banking segment, conducted by FNMC, operates loan production facilities throughout the United States and originates or purchases fixed-rate 1-4 unit residential loans for sale to various investors in the secondary market and services loans for itself and others. The mortgage banking segment also originates adjustable-rate loans for the community bank segment.

     The accounting  policies of the segments are the same as those described in note 2. The Company evaluates performance based on net income, noninterest income, and noninterest expense. The total of these three items is the reportable segment's net (pre-tax) contribution.

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

                                                       Community            Mortgage
                                                        Banking              Banking               Total
                                                        -------              -------               -----
                                                                          (in thousands)
      Net interest income: (1)
      2000                                            $ 1,361,055           $ (102,839)         $ 1,258,216
      1999                                              1,357,223              (61,785)           1,295,438
      1998                                                964,926              (52,830)             912,096

      Noninterest income: (2)
      2000                                                247,957              242,034              489,991
      1999                                                247,849              201,661              449,510
      1998                                                284,142              168,366              452,508

      Noninterest expense: (3)
      2000                                                752,696              150,372              903,068
      1999                                                737,516              159,059              896,575
      1998                                                591,761              150,863              742,624

      Segment assets:  (4)
      2000                                             60,149,476            3,498,106           63,647,582
      1999                                             56,806,653            3,459,880           60,266,533
      1998                                             54,503,592            4,847,633           59,351,225

-----------
(1) Includes $110.4 million, $109.6 million and $101.4 million for 2000, 1999 and 1998, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $253.2 million, $235.6 million and $198.9 million for 2000, 1999 and 1998, respectively, in interest income and expense on intercompany loans.

(2) Includes $46.4 million, $46.6 million and $34.9 million for 2000, 1999 and 1998, respectively, in intercompany servicing fees.

(3)  Includes   $4.6  million  for  2000,   1999  and   1998,  respectively,  in
     intercompany noninterest expense.

(4) Includes $3.1 billion, $3.2 billion and $4.5 billion for 2000, 1999 and 1998, respectively, in intercompany borrowings and $43.6 million, $30.2 million and $29.2 million for 2000, 1999 and 1998, respectively, in intercompany deposits maintained with the Bank.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The following reconciles the above table to the amounts shown on the consolidated financial statements as of and for the years ended December 31, (in thousands):

                                                                 2000               1999              1998
                                                               -----------       -----------       -----------
      Net interest income:
      Total net interest income for reportable segments        $ 1,258,216       $ 1,295,438       $   912,096
      Elimination of intersegment net interest income             (110,424)         (109,599)         (101,372)
                                                               -----------       -----------       -----------
         Total                                                 $ 1,147,792       $ 1,185,839       $   810,724
                                                               ===========       ===========       ===========

      Noninterest income:
      Total noninterest income for reportable segments         $   489,991       $   449,510       $   452,508
      Elimination of intersegment servicing fees                   (46,396)          (46,631)          (34,891)
                                                               -----------       -----------       -----------
         Total                                                 $   443,595       $   402,879       $   417,617
                                                               ===========       ===========       ===========

      Noninterest expense:
      Total noninterest expense for reportable segments        $   903,068       $   896,575       $   742,624
      Elimination of intersegment expense                           (4,640)           (4,640)           (4,640)
                                                               -----------       -----------       -----------
         Total                                                 $   898,428       $   891,935       $   737,984
                                                               ===========       ===========       ===========

      Total assets:
      Total assets for reportable segments                     $63,647,582       $60,266,533       $59,351,225
      Elimination of intersegment borrowings                    (3,089,139)       (3,195,180)       (4,524,072)
      Elimination of intersegment deposits                         (43,632)          (30,222)          (29,217)
                                                               -----------       -----------       -----------
         Total                                                 $60,514,811       $57,041,131       $54,797,936
                                                               ===========       ===========       ===========

     The Company typically reviews the results of operations for the mortgage banking segment based on that segment's contribution as opposed to its income before income taxes, extraordinary item and minority interest. The main difference between the two measures of profitability is that contribution for the mortgage banking segment includes custodial earnings that are reported in the community banking segment when computing net income and that intercompany interest expense is computed using an internal cost of funds rate instead of a market rate. The mortgage banking segment's contribution for the years ended December 31, 2000, 1999 and 1998 was $99.2 million, $90.4 million and $66.0 million, respectively.

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

     The tax effect associated with unrealized gain (loss) on securities for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                                                           Before-tax      Tax benefit      Net-of-tax
                                                                             amount         (expense)         amount
                                                                             ------         ---------         ------
  2000
  ----
  Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) arising during the period              $ 299,311        $(128,490)       $ 170,821
     Less: reclassification adjustments for (losses) gains in net income      16,866           (6,890)           9,976
     Amortization of market adjustment for securities transferred
          from available for sale to held to maturity                          7,826           (3,196)           4,630
                                                                           ---------        ---------        ---------
          Other comprehensive income (loss)                                $ 324,003        $(138,576)       $ 185,427
                                                                           =========        =========        =========

  1999
  ----
  Unrealized (loss) gain on securities:
     Unrealized holding (loss) gain arising during the period              $(487,673)       $ 205,432        $(282,241)
     Less: reclassification adjustments for gains in net income               (1,283)             541             (742)
                                                                           ---------        ---------        ---------
          Other comprehensive (loss) income                                $(488,956)       $ 205,973        $(282,983)
                                                                           =========        =========        =========

  1998
  ----
  Unrealized (loss) gain on securities:
     Unrealized holding (loss) gain arising during the period              $ (28,761)       $     594        $ (28,167)
     Less: reclassification adjustments for gains in net income               (1,131)             287             (844)
                                                                           ---------        ---------        ---------
          Other comprehensive (loss) income                                $ (29,892)       $     881        $ (29,011)
                                                                           =========        =========        =========

(26) MINORITY INTEREST

     REIT PREFERRED STOCK

     In November 1996, the Bank formed California Federal Preferred Capital Corporation ("Preferred Capital Corp.") for the purpose of acquiring, holding and managing real estate mortgage assets. Preferred Capital Corp. is a Maryland corporation and qualifies as a real estate investment trust ("REIT") for federal income tax purposes. All of Preferred Capital Corp.'s common stock is owned by the Bank. FNMC services Preferred Capital Corp.'s mortgage assets pursuant to a subservicing agreement.

     On January 31, 1997, Preferred Capital Corp. issued to the public $500 million of its 9 1/8% Noncumulative Exchangeable Preferred Stock ("REIT Preferred Stock"), which is reflected in the Company's consolidated balance sheet as minority interest. Preferred Capital Corp. used the proceeds from such offering to acquire mortgage assets from the Bank. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. The annual cash dividends on the 20,000,000 shares of REIT Preferred Stock, assuming such dividends are declared by the Board of Directors of Preferred Capital Corp., are expected to approximate $45.6 million per year. As long as Preferred Capital Corp. qualifies as a REIT, a distribution on the REIT Preferred Stock will be a dividends-paid deduction by Preferred Capital Corp. for tax purposes. Dividends paid on the REIT Preferred Stock during 2000, 1999 and 1998 were $27.0 million, $26.4 million and $33.1 million, respectively, net of the income tax benefit.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

     AUTO ONE COMMON STOCK

     In connection with the GSAC Acquisition, Auto One issued 250 shares of its common stock, par value $1.00 per share, representing a 20% interest in Auto One. The carrying value of Auto One's common stockholder's equity attributable to the minority stockholders at December 31, 2000 and 1999 has been reduced to zero as a result of realized operating losses of Auto One.

     11 1/2% PREFERRED STOCK

     During the year ended December 31, 1998, in connection with the Bank Preferred Stock Tender Offers, 2,688,959 shares of California Federal's 11 1/2% noncumulative perpetual preferred stock ("11 1/2% Preferred Stock") were purchased by GS Holdings for a total redemption price of $301.3 million. These transactions reduced minority interest by $268.9 million on the Company's consolidated balance sheet and resulted in a charge of $32.4 million to minority interest expense.

     During the year ended December 31, 1999, all of the remaining 318,341 outstanding shares of 11 1/2% Preferred Stock were redeemed at $105.75 per share, for a total redemption price of $33.7 million. This transaction reduced minority interest by $31.8 million on the Company's consolidated balance sheet and resulted in a charge of $1.8 million to minority interest expense. See note 5.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Dividends are payable quarterly at an annual rate of 11.50% per share when declared by the Bank's Board of Directors. Dividends paid on the 11 1/2% Preferred Stock for each year ended December 31, 2000, 1999 and 1998 totalled $34.6 million, of which $1.8 million and $26.8 million was included in minority interest expense in 1999 and 1998, respectively.

     10 5/8% PREFERRED STOCK

     During the year ended December 31, 1998, in connection with the Bank Preferred Stock Tender Offers, 1,117,701 shares of California Federal's 10 5/8% noncumulative perpetual preferred stock ("10 5/8% Preferred Stock" and, together with the 11 1/2% Preferred Stock, the "Bank Preferred Stock") were purchased by GS Holdings for a total redemption price of $121.7 million. These transactions reduced minority interest by $111.8 million on the Company's consolidated balance sheet and resulted in a charge of $9.9 million to minority interest expense.

     During the year ended December 31, 1999, all of the remaining 607,299 outstanding shares of 10 5/8% Preferred Stock were redeemed at $105.313 per share, for a total redemption price of $63.9 million. This transaction reduced minority interest by $60.7 million on the Company's consolidated balance sheet and resulted in a charge of $3.2 million to minority interest expense. See note 5.

     Cash dividends on the 10 5/8% Preferred Stock are noncumulative and are payable at an annual rate of 10 5/8% per share if, when, and as declared by the Board of Directors of the Bank. Dividends paid on the 10 5/8% Preferred Stock for each year ended December 31, 2000, 1999 and 1998 totalled $18.3 million, of which $15.3 million was included in minority interest expense in 1998.

     PRE-MERGER TAX BENEFITS

     During 1999, minority interest expense of $79.0 million was recorded based upon changes to estimated pre-merger tax benefits retained by GSB Investments and Hunter's Glen. This amount was fully offset by income tax benefits to GS Holdings in the same periods. See note 30.

(27) STOCKHOLDER'S EQUITY

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

     Dividends on the FN Holdings Preferred Stock totalled $0.6 million during 1998, including the issuance of Additional FN Holdings Preferred Stock of $0.1 million.

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

     Dividends and distributions on the Company's common stock in 2000 and 1999 totalled $96 million and $225.5 million, respectively. During 1999, the Company also recorded a $66.4 million adjustment to the initial dividend of tax benefits to parent related to the Company's deconsolidation from its tax reporting group. See "Retained Earnings." Dividends and distributions on the Company's common stock in 1998 totalled $874.2 million, consisting of the following: (a) $28.5 million on the class A stock; (b) $7.1 million on the class B stock; (c) $211.2 million related to the Company's deconsolidation from its tax reporting group as a result of the Golden State Merger; (d) $553.7 million related to the Parent Holdings Defeasance and (e) $73.7 million on common stock.

     ADDITIONAL PAID-IN CAPITAL

     During 2000 and 1999, the Company received capital contributions from its parent of $19 million and $40 million, respectively. In addition, the Company recorded an adjustment during 1999 to the purchase price in the Golden State Acquisition of $12.4 million. See note 3.

     RETAINED EARNINGS

     During 2000, and 1999, the Company paid dividends to its parent of $96 million and $225.5 million, respectively.

     During 1999, the Company recorded a $66.4 million increase in retained earnings representing an adjustment to reduce the initial dividend of tax benefits to its parent upon the Company's deconsolidation from its tax reporting group on September 11, 1998. See note 30.

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

     As of December 31, 2000, the Bank could pay dividends of $523.4 million without the consent of the OTS and it could pay dividends of $777.6 million and still be "well-capitalized." As of December 31, 2000, the Company could pay dividends, in addition to those already paid, of $519.9 million without violating the most restrictive terms of the GS Escrow Notes indenture.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Quantitative measures established by regulation to insure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and leverage capital to adjusted total assets, and of Tier 1 and total risk-based capital to risk-weighted assets. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2000 and 1999, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are presented in the following table (dollars in thousands):

                                                                 To be Adequately
                                           Actual                   Capitalized           To be Well Capitalized
                                    ----------------------      ---------------------     ----------------------
                                                 As a % of                  As a % of                  As a % of
          2000                      Amount        Assets        Amount        Assets        Amount       Assets
--------------------------------    ------        ------        ------        ------        ------       ------
Stockholder's equity of the Bank
        per financial statements    $4,165,973
Minority interest                      500,000
Net unrealized holding loss             89,874
                                    ----------
                                     4,755,847
Adjustments for tangible and
        leverage capital:
        Goodwill litigation assets    (158,809)
        Non-qualifying MSRs            (83,941)
        Intangible assets             (691,288)
        Non-includable subsidiaries    (62,592)
                                    ----------
Total tangible capital              $3,759,217     6.30%        $  894,475    1.50%            N/A          N/A
                                    ==========                  ==========
Total leverage capital              $3,759,217     6.30%        $2,385,268    4.00%         $2,981,585     5.00%
                                    ==========                  ==========                  ==========
Tier 1 risk-based capital           $3,759,217    11.58%               N/A     N/A          $1,942,330     6.00%
                                    ==========                                              ==========

Adjustments for risk-based
        capital:
        Qualifying subordinated
              debt                      91,985
        General loan loss allowance    405,857
        Qualifying portion of
              unrealized holding gains     145
        Low level recourse              (9,994)
        Assets required to be
              deducted                 (11,770)
                                    ----------
        Total risk-based capital    $4,235,440    13.08%        $2,589,773    8.00%         $3,237,216    10.00%
                                    ==========                  ==========                  ==========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                                 To be Adequately
                                           Actual                   Capitalized           To be Well Capitalized
                                    ----------------------      ---------------------     ----------------------
                                                 As a % of                  As a % of                  As a % of
          1999                      Amount        Assets        Amount        Assets        Amount       Assets
--------------------------------    ------        ------        ------        ------        ------       ------
Stockholder's equity of the Bank
        per financial statements    $3,555,851
Minority interest                      500,000
Net unrealized holding loss            275,625
                                    ----------
                                     4,331,476
Adjustments for tangible and
        leverage capital:
        Goodwill litigation assets    (158,713)
        Intangible assets             (819,561)
        Non-includable subsidiaries    (59,579)
                                    ----------
Total tangible capital              $3,293,623     5.81%        $  849,649    1.50%             N/A         N/A
                                    ==========                  ==========
Total leverage capital              $3,293,623     5.81%        $2,265,731    4.00%         $2,832,163     5.00%
                                    ==========                  ==========                  ==========
Tier 1 risk-based capital           $3,293,623    11.36%            N/A        N/A          $1,734,619     6.00%
                                    ==========                                              ==========

Adjustments for risk-based
        capital:
        Qualifying subordinated
              debt                      92,602
        General loan loss allowance    363,328
        Qualifying portion of
              unrealized holding gains      37
        Low level recourse             (10,619)
        Assets required to be
              deducted                 (13,559)
                                    ----------
        Total risk-based capital    $3,725,412    12.89%        $2,312,825    8.00%         $2,891,031    10.00%
                                    ==========                  ==========                  ==========

(29) OTHER NONINTEREST EXPENSE

     Other noninterest expense amounts are summarized as follows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                                    2000        1999          1998
                                                                                  --------    --------      --------
      Other noninterest expense:
          Telephone                                                               $ 24,530    $ 26,088      $ 19,640
          Marketing                                                                 35,314      31,814        19,597
          DP systems expense                                                        24,836      23,440        15,707
          Savings Association Insurance Fund deposit insurance premium               4,792      14,230        11,055
          Insurance and surety bonds                                                 6,400       7,412         6,027
          Postage                                                                   13,001      13,021        10,023
          Printing, copying and office supplies                                     13,418      12,968        11,179
          Employee travel                                                           14,170      13,855        10,386
          Other losses                                                               8,672      18,703        10,534
          Other expense                                                             58,848      58,051        45,212
                                                                                  --------    --------      --------
                                                                                  $203,981    $219,582      $159,360
                                                                                  ========    ========      ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(30) INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 was allocated as follows (in thousands):

                                                                     2000        1999          1998
                                                                   --------    ---------     ---------
  Income before income taxes, extraordinary items
       and minority interest                                       $144,204    $ 234,263     $ (96,300)
  Extraordinary items                                                 2,083        1,801       (68,168)
  Net unrealized holding gain (loss) on securities
       available for sale                                           138,576     (205,973)         (881)
  Provision in lieu of income taxes - minority interest                  --       79,005            --
                                                                   --------    ---------     ---------
                                                                   $284,863    $ 109,096     $(165,349)
                                                                   ========    =========     =========

     Income tax expense (benefit) attributable to income before income taxes, extraordinary items and minority interest consisted of (in thousands):

                                                                     2000         1999         1998
                                                                   --------     --------     ---------
  Federal
      Current                                                      $ 72,889     $ 33,843     $  66,918
      Deferred                                                        3,880      117,796      (223,094)
                                                                   --------    ---------     ---------
                                                                     76,769      151,639      (156,176)

  State and local
      Current                                                        47,948       54,047        49,775
      Deferred                                                       19,487       28,577        10,101
                                                                   --------    ---------     ---------
                                                                     67,435       82,624        59,876
                                                                   --------    ---------     ---------
  Income tax expense (benefit) before
      provision in lieu of income taxes                             144,204      234,263       (96,300)
  Provision in lieu of income taxes - minority interest                  --       79,005            --
                                                                   --------    ---------     ---------
  Total income tax expense (benefit)                               $144,204     $313,268     $ (96,300)
                                                                   ========    =========     =========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The consolidated income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 differs from the amounts computed by applying the statutory federal corporate tax rate of 35% for 2000, 1999 and 1998 to income before income taxes, extraordinary items and minority interest as follows (in thousands):

                                                                       2000              1999          1998
                                                                    ---------          --------      ---------
      Computed "expected" income tax expense                        $ 242,535          $240,374      $ 157,625
      Increase (decrease) in taxes resulting from:
          State income taxes, net of federal income
                tax benefit                                            43,833            53,705         38,919
          Tax exempt income                                              (966)           (1,010)            --
          Amortization of excess cost over fair
                value of net assets acquired                           19,460            22,355         17,613
          Adjustment to prior year's tax expense                           --            (2,693)            --
          Other                                                         1,030               537            181
          Adjustments to deferred tax asset fully offset by
                valuation allowance:
                Adjustment to deferred tax asset                           --           (12,169)        17,561
                REIT Preferred Stock dividends                             --                --         (6,700)
          Change in the beginning-of-the-year balance of
              the valuation allowance for deferred tax assets
              allocated to income tax expense                        (161,688)           12,169       (321,499)
                                                                    ---------          --------      ---------
                                                                    $ 144,204          $313,268      $ (96,300)
                                                                    =========          ========      =========

     The significant components of federal deferred income tax expense (benefit) attributable to income before income taxes, extraordinary items and minority interest are as follows (in thousands):

                                                                       2000              1999          1998
                                                                    ---------          --------      ---------
      Deferred tax expense (exclusive of the effects
          of other components listed below)                         $ 165,568          $117,796      $  87,544
      Adjustment to deferred tax asset fully offset by
          valuation allowance                                              --           (12,169)        10,861
      Increase (decrease) in beginning-of-the-year balance
          of the valuation allowance for deferred tax assets         (161,688)           12,169       (321,499)
                                                                    ---------          --------      ---------
                                                                    $   3,880          $117,796      $(223,094)
                                                                    =========          ========      =========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                            2000                 1999
                                                                          --------             ---------
      Deferred tax assets:
          Net operating loss carryforwards                                $116,201             $ 258,447
          Foreclosed real estate                                               445                   906
          Deferred interest                                                     --                 2,287
          Loans receivable                                                 151,555               140,999
          Miscellaneous accruals                                            48,466                68,333
          Accrued liabilities                                               44,676                43,058
          State taxes                                                       77,325                67,056
          Purchased mortgage servicing rights                               93,723               105,241
          Alternative minimum tax credit and other tax
              credit carryforwards                                         126,708                72,980
          Unrealized losses on securities available for sale                63,125               201,701
          Other                                                             10,537                11,560
                                                                          --------             ---------
               Total gross deferred tax assets                             732,761               972,568
               Less valuation allowance                                    (39,496)             (251,234)
                                                                          --------             ---------
               Net deferred tax assets                                     693,265               721,334
                                                                          --------             ---------

      Deferred tax liabilities:
          Mortgage servicing rights                                        177,600               182,466
          Purchase accounting adjustments                                    6,242                 5,191
          FHLB stock                                                       173,338               126,904
          Deferred interest                                                    322                    --
          Goodwill litigation                                              116,651               111,746
          Contractual obligations                                           19,250                19,250
          Deferred loan fees                                               198,934               161,044
          Other                                                              8,957                13,855
                                                                          --------             ---------
               Net deferred tax liabilities                                701,294               620,456
                                                                          --------             ---------
               Net deferred tax assets and liabilities                    $ (8,029)            $ 100,878
                                                                          ========             =========

     The net change in the total valuation allowance for the year ended December 31, 2000 was a decrease of $211.7 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million.

     In 1998, based on resolutions of federal income tax audits and favorable future earnings expectations, management changed its judgment about the realizability of the Company's net deferred tax assets and reduced the valuation allowance by $250 million.

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

     Based upon the actual filing of the Mafco Group and Golden State 1998 consolidated federal income tax returns during 1999, tax benefits of $79.0 million were recognized. The tax benefit is fully offset by an increase in minority interest expense, since under the Golden State Merger agreement, the tax benefits from any NOLs and other tax attributes of Parent Holdings and its subsidiaries are retained by GSB Investments and Hunter's Glen.

     In addition, the Company recorded an adjustment of $66.4 million to reduce the initial dividend of tax benefits to GSB Investments and Hunter's Glen due to its deconsolidation from the Mafco Group, which was recorded as an increase to retained earnings during 1999.

     At December 31, 2000, the Company had regular NOL carryforwards for federal income tax purposes of approximately $332.0 million which are available to offset future federal taxable income, if any, through 2018. In addition, the Company had alternative minimum tax credit carryforwards of approximately $113.5 million which are available to offset future federal regular income taxes, if any, over an indefinite period. The IRS is examining the 1991 through 1995 federal income tax returns of the Company and any NOL carryforwards are subject to review and disallowance, in whole or in part, by the IRS.

     In accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES, a deferred tax liability has not been recognized for the base year reserves of the Bank. The base year reserves are generally the balance of the tax bad debt reserve as of December 31, 1987 reduced proportionately for reductions in the Bank's loan portfolio since that date. At December 31, 2000, the amount of those reserves was $305 million. The amount of the unrecognized deferred tax liability at December 31, 2000 was $107 million. Pursuant to the Act, circumstances that may require an accrual of this unrecorded tax liability are a failure to meet the definition of a "bank" for federal income tax purposes, dividend payments in excess of the greater of current or accumulated earnings and profits, and other distributions, dissolution, liquidation or redemption of stock, excluding preferred stock meeting certain conditions.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The  following   table  sets  forth  the  changes  in  the  plan's  benefit obligations and fair value of plan assets, as well as the funded status at December 31, 2000 and 1999 (in thousands):

                                                                        Non-Qualified Plans          Qualified Plan
                                             Postretirement Benefits     Pension Benefits           Pension Benefits
                                             -----------------------    -------------------         ----------------
                                                2000         1999        2000        1999          2000        1999
                                                ----         ----        ----        ----          ----        ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year       $  8,248      $ 8,166     $ 15,355   $ 15,481      $111,923     $136,818
Service cost                                       601          612                      --            --           --
Interest cost                                      624          539        1,041      1,000         7,933        8,059
Amendments                                          --           --           --         --            --           --
Actuarial loss (gain)                            1,279         (717)       1,229        868        (7,769)     (23,792)
Acquisitions                                        --           --           --         --            --           --
Settlements                                         --           --           --         --            --           --
Benefits paid                                     (382)        (352)      (1,893)    (1,994)       (8,496)      (9,162)
                                              --------      -------     --------   --------      --------     --------
Benefit obligation at end of year             $ 10,370      $ 8,248     $ 15,732   $ 15,355      $103,591     $111,923
                                              ========      =======     ========   ========      ========     ========

CHANGE IN PLAN ASSETS
Fair value at beginning of year               $     --      $    --     $     --   $     --      $145,777     $139,390
Actual return on plan assets                        --           --           --         --       (3,969)       15,548
Employer contribution                               --           --        1,893      1,994           --           --
Benefits paid                                       --           --       (1,893)    (1,994)      (8,496)      (9,161)
                                              --------      -------     --------   --------      --------     --------
Fair value at end of year                     $     --      $    --     $     --   $     --      $133,312     $145,777
                                              ========      =======     ========   ========      ========     ========

Funded status                                 $(10,370)     $(8,248)    $(15,732)  $(15,355)     $ 29,721     $ 33,854
Unrecognized actuarial loss                         --           --           --         --        (1,565)     (10,660)
                                              --------      -------     --------   --------      --------     --------
Prepaid (accrued) benefit cost
        recognized in the consolidated
        balance sheet                         $(10,370)     $(8,248)    $(15,732)  $(15,355)     $ 28,156     $ 23,194
                                              ========      =======     ========   ========      ========     ========

       Assumptions used in computing the funded status were:

                                                                          Non-Qualified Plans        Qualified Plan
Weighted Average Assumptions as of            Postretirement Benefits       Pension Benefits        Pension Benefits
                                              -----------------------       ----------------        ----------------
          December 31,                           2000        1999          2000        1999        2000         1999
----------------------------------               ----        ----          ----        ----        ----         ----
Discount rate                                    7.75%       6.75%         7.75%       7.25%       7.50%        7.25%
Expected return on plan assets                    N/A         N/A          9.00        9.00        9.00         9.00
Rate of compensation increase                    0.00        0.00          0.00        0.00        0.00         0.00

     The initial health care cost trend rate for medical benefits in 2001 is assumed to be 8.5%, the average trend rate is assumed to be 6.8% and the ultimate trend rate is assumed to be 5.5%, which will be reached in 5 years.

     At December 31, 2000, an increase of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to increase by $0.7 million, and the service and interest cost to increase by less than $0.1 million. At December 31, 2000, a decrease of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to decrease by $0.6 million, and the service and interest costs to decrease by $0.1 million.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The net periodic benefit cost for the years ended December 31, 2000, 1999 and 1998 included the following components (in thousands):

                                                                                            Qualified and
                                                                                            Non-Qualified
                                                   Postretirement Benefits                 Pension Benefits
                                                 ---------------------------      --------------------------------
                                                  2000       1999      1998          2000        1999       1998
                                                  ----       ----      ----          ----        ----       ----
      Service cost                               $  601      $ 612     $309        $     --    $     --   $    --
      Interest cost                                 624        539      317           8,974       9,059     4,880
      Expected return on plan assets                 --         --       --         (12,895)    (12,320)   (5,648)
      Recognized net actuarial loss (gain)        1,279       (717)     182           1,228       1,164     2,293
      Settlement/curtailment gain                               --       --              --          --        --
                                                 ------      -----     ----        --------    --------   -------
         Net periodic cost (income)              $2,504      $ 434     $808        $ (2,693)   $ (2,097)  $ 1,525
                                                 ======      =====     ====        ========    ========   =======

     DEFINED CONTRIBUTION PLAN

     The Bank offers a defined contribution plan, which is available to substantially all employees with at least six months of employment. Employee contributions are voluntary. The plan provides for the deferral of up to 12% of eligible compensation of plan participants not to exceed the maximum allowed by the Internal Revenue Service. The Bank's matching contribution provides for 100% of the first 3% of employee deferrals and beginning in January 2000, 50% of the next 2% of employee deferrals. The annual discretionary employer profit sharing contribution is a maximum of 2.5% of eligible compensation. It can be declared at any level in the range from 0% to 2.5%. Prior to January 2000, the maximum was 3% of employee deferrals. Employees vest immediately in their own deferrals, employer matching contributions and employer profit sharing contributions. Prior to January 2000, employer matching contributions vested based on completed years of service. The Bank's contributions to such plan totalled $16.7 million, $14.6 million and $9.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Effective January 1, 1999, the California Federal Employees' Investment Plan was amended to provide for automatic enrollment into the plan at a contribution rate of 3% unless the employee opts, in writing, to participate at a different deferral rate, or to opt out of the plan. Effective January 15, 1999, the plan was amended to allow the use of certain employer and employee contributions to purchase Golden State Common Stock at market prices. Contributions to the plan were used to purchase 343,026 shares for $6.3 million in 2000 and 341,024 shares for $6.9 million in 1999. Sales by the plan of Golden State common shares during 2000 were 217,166 shares for $4.5 million; 52,126 shares for $1.1 million were sold by the plan in 1999. Effective March 1, 1999, the plan was also amended to reduce the length of required service to six months before an employee can contribute to the plan and to amend the enrollment date to the first of the applicable month.

     In connection with the Glen Fed Merger, the Bank assumed sponsorship of the Glendale Federal's defined contribution plan. This plan was frozen at the merger date, therefore no contributions were made to the plan subsequent to the merger date. In the second quarter of 2000, Glendale Federal's plan was merged with the Bank's plan. The fair value of the assets transferred was $40 million.

     STOCK PLANS

     At December 31, 2000 and 1999, the Bank administered the following stock-based compensation plans: pre-merger stock option plans and the Golden State Bancorp Inc. Omnibus Stock Plan (the "Omnibus Stock Plan").

     In connection with the Glen Fed Merger, the Bank administered stock option plans that provided for the granting of options of Golden State Common Stock to employees and directors. All pre-merger stock option plans expired on August 18, 1998 as to the making of additional grants. Upon the consummation of the merger on September 11, 1998, substantially all options outstanding became exercisable.

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

     The following is a summary of the transactions under all stock option plans:

                                                                                               Weighted
                                                     Number of         Range of Option     Average Exercise
                                                       Shares               Prices               Price
                                                      ---------          --------------     ----------------
     Outstanding at December 31, 1998                 1,993,787         $9.00 - $35.00         $19.30
     Granted                                          1,352,000        $23.50 - $23.50         $23.50
     Cancelled or expired                               276,000        $23.50 - $28.50         $28.10
     Exercised                                          508,705         $9.00 - $17.75         $13.44
                                                      ---------
     Outstanding at December 31, 1999                 2,561,082         $9.00 - $35.00         $21.74
     Granted                                          1,350,850        $12.94 - $21.31         $14.04
     Cancelled or expired                               101,200        $14.00 - $28.50         $21.49
     Exercised                                          139,334         $9.00 - $28.50         $17.84
                                                      ---------
     Outstanding at December 31, 2000                 3,671,398         $9.00 - $35.00         $19.06
                                                      =========

     Information about stock options outstanding at December 31, 2000 was as follows:

                                               Options Outstanding                           Options Exercisable
                             -------------------------------------------------------   ------------------------------
                                 Options         Weighted Average        Weighted          Shares         Weighted
                               Outstanding    Remaining Contractual       Average        Exercisable       Average
Exercise Price Range         at End of Year      Life (in years)      Exercise Price   at End of Year  Exercise Price
--------------------         --------------      ---------------      --------------   --------------  --------------
   $ 9.00 - $12.63               281,750                3.8               $11.24          281,750          $11.24
   $12.94 - $17.75             1,681,316                8.2               $14.59          373,666          $16.64
   $18.75 - $23.50             1,325,332                8.4               $23.48          465,682          $23.50
   $28.50 - $35.00               383,000                6.7               $29.18          383,000          $29.18

     No compensation cost was recognized by the Company for stock options granted during 2000 and 1999, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of Golden State's common stock at the measurement date over the exercise price of the award.

     If compensation cost during 2000 and 1999 for the Omnibus Stock Plan had been determined based on the fair value of the awards at the grant dates, net income would have been $508.5 million and $331.3 million, respectively. The fair values of the options were estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions used for the stock options awarded during 2000 and 1999: risk-free interest rate of 6.61% and 5.60%, respectively; expected option life of seven years in both 2000 and 1999; expected volatility of 48.55% and 41.30%, respectively; expected dividend yield of 2.86% in 2000 and no expected dividends in 1999; and a forfeiture rate of 5% in both 2000 and 1999. Since pro forma compensation cost relates to all periods over which the awards vest, the impact on pro forma net income may not be representative of compensation cost in subsequent years when the effect of the amortization of multiple awards would be reflected.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The weighted average grant date fair value of the options granted during 2000 and 1999 were $20.34 and $12.45 per share, respectively. The exercise price of each option equals the market price of Golden State's Common Stock on the date of the grant.

     On January 24, 2000 and July 19, 1999, Golden State awarded to certain of the Company's employees shares of restricted common stock totalling 220,327 and 56,908, respectively. The market value on the date of each award was $14.00 and $22.38 per share, respectively. These shares vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. The compensation expense based on the stock price on the date of the award is recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. In addition, dividends on restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. During 2000 and 1999, $1.9 million and $0.5 million, respectively, in compensation expense was recognized related to such awards. At December 31, 2000 and 1999, 246,756 restricted shares and 56,908 restricted shares, respectively, were outstanding. These restricted shares have full voting and dividend rights.

(32) INCENTIVE PLANS

     On May 17, 1999, the Golden State Bancorp Inc. Executive Compensation Plan ("ECP") was approved, providing for performance-based incentive awards to senior executives of the Company. Awards may be paid in cash; however up to 50% may be payable in restricted common stock granted under the Omnibus Stock Plan discussed in note 31. Compensation expense totalling $8.7 million and $9.1 million relating to the ECP was recorded during the years ended December 31, 2000 and 1999, respectively.

     Pursuant to the ECP, the Golden State Bancorp Inc. Long Term Incentive Plan ("LTIP") was approved, providing incentive awards to senior executives of the Company based solely on the performance of Golden State's Common Stock over a three-year period. Awards may be paid in cash; however up to 50% may be payable in restricted common stock granted under the Omnibus Stock Plan discussed in note 31. Compensation expense totalling $4.1 million and $2.0 million relating to the LTIP was recorded during the years ended December 31, 2000 and 1999, respectively.

     The Deferred Executive Compensation Plan ("DECP") of the Bank provided for certain payments to participants in the DECP for annual incentives and in the event of a change of control of California Federal. The annual incentive feature of the DECP was terminated in 1998 upon the consummation of the merger of California Federal and Glendale Federal, and all amounts were paid out. No payment was made under the change of control provision because the Compensation Committee of California Federal determined that the merger of California Federal and Glendale Federal was not a change of control within the meaning of the DECP. California Federal subsequently entered into a replacement change of control agreement in 1999 with certain former participants in the DECP, so that amounts that would have been payable under the change of control provisions of the DECP would be paid to the former participants in the DECP who remain employed by California Federal upon the earlier to occur of (1) a change of control of California Federal subsequent to September 11, 1998 or (2) December 31, 2002. Compensation expense totaling $2.3 million relating to the DECP was recognized in each of the years ended December 31, 2000 and 1999.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(33) EXTRAORDINARY ITEMS

     During 2000, the FHLB called and the Bank prepaid $400 million in FHLB advances, resulting in extraordinary gains of $3.0 million, net of income taxes of $2.1 million, on the early extinguishment of such borrowings. Also in 2000, the Bank repurchased $2.5 million outstanding principal amount of the 6 1/2% Convertible Subordinated Debentures, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand, on the early extinguishment of debt.

     During the fourth quarter of 1999, the FHLB called and the Bank prepaid $500 million in FHLB advances, resulting in an extraordinary gain of $2.7 million, net of income taxes of $1.9 million, on the early extinguishment of such borrowings.

     On December 20, 1999, the Bank repurchased all of the remaining $6.0 million outstanding principal amount of the 11.20% Senior Notes assumed in the SFFed Acquisition, resulting in an extraordinary loss of $0.2 million, net of income taxes of $0.1 million, on the early extinguishment of debt.

     In connection with the Debt Tender Offers during 1998, GS Holdings purchased $914.5 million aggregate principal amount of the FN Holdings Notes for an aggregate purchase price, including accrued interest payable of $1.1 billion, resulting in an extraordinary loss of $98.7 million, net of income taxes of $68.2 million, on the early extinguishment of such debt.

(34) COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company has commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The Company enters into financial instruments with off-balance sheet risk through the origination and sale of loans and the management of the related loss exposure caused by fluctuations in interest rates. These financial instruments include commitments to extend credit and purchase loans (including the mortgage loan pipeline) and mandatory and optional forward commitments to sell loans.

     The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 2000 and 1999 (in thousands):

                                                                           December 31,
                                                                   ----------------------------
                                                                      2000              1999
                                                                   ----------         ---------
       Commitments to originate loans:
           Fixed rate                                              $  914,225        $  394,923
           Variable rate                                              542,610         1,078,909
       Commitments to purchase loans                                  867,867         1,434,893
       Mandatory commitments to sell loans                          1,121,604           903,526

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

     Loans in process for which rates were committed to the borrower totalled approximately $671.4 million at December 31, 2000. On a daily basis, the Company determines what percentage of the portfolio of loans in process for which rate commitments have been extended to a borrower to hedge. Both the anticipated percentage of the pipeline that is expected to fund and the inherent risk position of the portfolio are considered in making this determination.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

     Realized gains and losses on mandatory and optional-delivery forward commitments are recognized in the period settlement occurs. At December 31, 2000, unrealized losses resulting from the use of forward commitments to sell loans were $5.3 million. Unrealized gains and losses on mandatory and optional-delivery forward commitments are included in the lower of cost or market valuation adjustment to mortgage loans held for sale.

     The Company is party to an agreement with FNMA pursuant to which FNMA provided credit enhancements for certain bond-financed real estate projects originated by Old FNB. The agreement requires that the Company pledge to FNMA collateral in the form of certain eligible securities which are held by a third party trustee. The collateral requirement varies based on the balance of the bonds outstanding, losses incurred (if any), as well as other factors. At December 31, 2000, the Company had pledged as collateral certain securities available for sale, mortgage-backed securities available for sale and mortgage-backed securities held to maturity with carrying values of $16.7 million, $14.5 million and $11.1 million, respectively.

     At December 31, 2000, the Bank had pledged as collateral certain securities available for sale, mortgage-backed securities available for sale and held to maturity with carrying values of $1.0 million, $130.7 million and $49.2 million, respectively, to guarantee credit enhancements on multi-family bond issues and loans securitized by FNMA and FHLMC.

     At December 31, 2000, commercial paper investments in the amount of $75.7 million were held in reserve with third-party trustees to guarantee credit enhancements on loans transferred as part of securitization transactions by the Bank.

     At December 31, 2000, the Bank had pledged as collateral certain securities available for sale, mortgage-backed securities available for sale and held to maturity with carrying values of $2.7 million, $127.0 million and $121.4 million, respectively, to guarantee state and local agency deposits, and certain deposits with the Federal Reserve Bank.

     At December 31, 2000, the Bank had pledged as collateral certain mortgage-backed securities available for sale and held to maturity with a carrying value of $34.9 million and $46.1 million to cover the margin on interest rate swap agreements.

     In addition, the Bank retains principal and interest funds on securitized loans with appropriate collateral held and monitored by the trustee. The pledge agreement requires the collateral to be 150% of the average remittances for the prior twelve months, to be adjusted quarterly. At December 31, 2000, the Bank had pledged as collateral certain mortgage-backed securities available for sale and held to maturity with carrying values of $218.0 million and $70.0 million, respectively.

     In addition, at December 31, 2000, securities available for sale, mortgage-backed securities available for sale and mortgage-backed securities held to maturity of $20.0 million, $6.5 billion and $2.1 billion, respectively, were pledged as collateral for various obligations as discussed in notes 9, 11, 12, 21 and 22. At December 31, 1999, mortgage-backed securities available for sale and mortgage-backed securities held to maturity of $9.9 billion and $1.9 billion, respectively, were pledged as collateral for various obligations.

     At December 31, 2000, $27.2 billion in residential loans, $3.0 billion in multifamily loans and $1.7 billion in commercial real estate loans were pledged as collateral for FHLB advances.

     At December 31, 2000 and 1999, loans receivable included approximately $7.9 billion and $6.4 billion, respectively, of loans that had the potential to experience negative amortization.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(35) LEGAL PROCEEDINGS

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

     On April 16, 1999, the Claims Court issued its decision on the damages claim against the Government in the California Federal Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $23.0 million. The summary judgment liability decision by the first Court of Claims Judge has been appealed by the Government and the damage award by the second Court of Claims Judge has been appealed by the Bank. After all appellate briefs were filed, oral argument in the Federal Circuit Court of Appeals took place in conjunction with the appellate argument in the Glendale Goodwill Litigation (as defined herein) on July 7, 2000, but the Court of Appeals has not yet rendered a decision.

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

     The trial began in February 1997 and concluded in September 1998. On April 9, 1999, the Claims Court issued its decision in the Glendale Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision was appealed by the Government and the Bank, and on February 16, 2001 the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. No further proceedings have been taken in the case since the Court of Appeals' February 16 decision, and the Bank continues to pursue vigorously its case for damages against the Government under the reliance damages theories as outlined by the Court of Appeals' decision.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     BARTOLD V. GLENDALE FEDERAL BANK ET Al

     On September 18, 1995, four plaintiffs commenced an action in Superior Court of California, County of Orange, alleging that the defendants Glendale Federal, to which the Bank is a successor by merger, and Verdugo Trustee Service Corporation ("Verdugo"), a wholly owned subsidiary of the Bank, failed timely to record their release of the mortgage interest following payoffs of residential mortgage loans and, in at least some instances, improperly required borrowers to pay fees for these releases. The plaintiffs' complaint seeks relief for the named plaintiffs, as well as purportedly for all others similarly situated in California and throughout the United States and the general public, on causes of action for violation of California Civil Code Section 2941 and California Business and Professions Code Section 17200, breach of contract, fraud and unjust enrichment. The plaintiffs seek statutory damages of $300 for each supposed, separate violation of Section 2941 by Glendale Federal and Verdugo, restitution, punitive damages, injunctive relief and attorney's fees, among other things.

     In October 1997, the trial court granted summary judgment for defendants. In June 2000, the California Court of Appeals reversed this decision and remanded for further proceedings, including further development of class certification issues. On March 2, 2001, the trial court held that a California class had been certified. The Bank believes that it has meritorious defenses to the claim and intends to continue to contest it vigorously.

     OTHER LITIGATION

     In addition to the matters described above, the Company and its subsidiaries are involved in other legal proceedings and claims incidental to the normal conduct of business. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on the Company or the Bank.

(36) GOODWILL LITIGATION ASSETS

     In connection with the Cal Fed Acquisition, the Bank recorded as an asset part of the estimated after-tax cash recovery from the California Federal Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the Contingent Litigation Recovery Participation Interests ("Litigation Interests") and the Secondary Contingent Litigation Recovery Participation Interests ("Secondary Litigation Interests") in any such recovery (the "Goodwill Litigation Asset"). In connection with the Glen Fed Merger, the Bank recorded a second Goodwill Litigation Asset related to the estimated after-tax cash recovery from the Glendale Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the LTWTMs. The Goodwill Litigation Asset related to the California Federal Goodwill Litigation was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997. The Goodwill Litigation Asset related to the Glendale Goodwill Litigation was recorded at its estimated fair value of $56.9 million, net of estimated tax liabilities, as of September 11, 1998.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Listed below are unfunded financial instruments whose contract amounts represent credit risk at December 31, 2000 and 1999 (in thousands):

                                                                    Contract Amount
                                                              -----------------------------
      Commitments to extend credit                               2000               1999
      ----------------------------                            ----------         ----------
      Unutilized consumer lines of credit                     $1,225,572         $1,034,913
      Unutilized commercial lines of credit                      219,219            159,744
      Commercial and standby letters of credit                     2,112              3,892

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Derivative instruments are generally either negotiated over-the-counter ("OTC") contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

     MSR HEDGES

     At December 31, 2000, the Bank held cash collateral in the amount of $20 million related to interest rate derivatives to hedge MSRs.

     INTEREST RATE SWAPS

     The Company utilizes interest rate swaps as an asset/liability management strategy to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments. Payments related to swap contracts are made either monthly, quarterly or semi-annually by one of the parties depending on the specific terms of the related contract. The notional amount of the contracts, on which the payments are based, are not exchanged. The primary risks associated with interest rate swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract.

     At December 31, 2000, interest rate swap agreements with a notional amount of $1.3 billion and a weighted average maturity of 10 years were outstanding. These agreements provided for the Company to make payments at a variable rate determined by a specified index (three month LIBOR) in exchange for receiving payments at a fixed rate. At December 31, 2000, the weighted average pay rate was 6.40% and the weighted average receive rate was 6.21%. No interest rate swap agreements were terminated prior to maturity in 2000. At December 31, 2000, there was a $5.1 million unrealized gain relating to the use of interest rate swaps.

     PRINCIPAL ONLY SWAPS

     The Company utilizes principal only ("PO") swap agreements to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. PO swap agreements simulate the ownership of a PO strip, the value of which is affected directly by prepayment rates themselves in an inverse manner to the servicing rights, which act in a manner similar to interest only ("IO") strips. Under the terms of the PO swap agreements, the counterparty to the transaction purchases a PO strip and places the PO strip in a trust. The contracts executed prior to December 31, 1998 call for the Company to pay floating interest to the counterparty based on: (a) an index tied to one month LIBOR and (b) the amortized notional balance of the swap. The contracts call for the Company to receive cash from the counterparty based on the cash flows received from the PO strip. For PO swap agreements executed after December 31, 1998, the agreement also requires the PO swap to be marked to market value. A decrease in the market value of the PO swap requires the Company to increase the amount paid to the counterparty and an increase in the market value requires the counterparty to increase their payment to the Company. The amounts to be paid and to be received are then netted together each month. The structure of this instrument results in increased cash flows and positive changes in the value of the swap during a declining interest rate environment. This positive change in the value of the swap is highly correlated to prepayment activity. PO swap agreements present yield curve risk to the extent that short term interest rates (which impact the cash amount that the Company pays on the swap to the counterparty) rise while long term rates (which drive prepayment rates) stay the same. A third type of risk associated with PO swaps is the ability of the counterparties to meet the terms of the contract.

     At December 31, 2000, PO swap agreements with a notional balance of $193.1 million were outstanding. During 2000, the calculated amount to be paid to and to be received from the PO swap counterparties was $8.4 million and $13.7 million, respectively. At December 31, 1999, PO swap agreements with a notional balance of $202.3 million were outstanding. During 1999, the calculated amount to be paid to and to be received from the PO swap counterparties was $29.6 million and $19.2 million, respectively. No PO swap agreements were terminated prior to maturity in 2000 or 1999.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     INTEREST RATE FLOORS

     The Company currently uses interest rate floors to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. Interest rate floors are interest rate protection instruments that involve payment from the seller to the buyer of an interest differential. This differential represents the difference between a long-term rate (e.g., 10-year Constant Maturity Swaps in 2000 and 1999, 10-year Constant Maturity Treasury in
1999) and an agreed-upon rate, the strike rate, applied to a notional principal amount. By purchasing a floor, the Company will be paid the differential by a counterparty, should the current long-term rate fall below the strike level of the agreement. The Company generally receives cash monthly on purchased floors (when the current interest rate falls below the strike rate). The unamortized premium, if any, paid for interest rate purchased floor agreements is included with the assets hedged. Interest rate floors are subject to basis risk because changes in the relationship between prepayment rates and the interest rate may occur, as well as market volatility and swap spread movement. In addition, a credit risk associated with purchased interest rate floor agreements is the ability of the counterparties to meet the terms of the contract.

     At December 31, 2000 and 1999, the Company was a party to interest rate floor contracts with a weighted average maturity of 4.9 years at each year end. At December 31, 2000, the notional amount of the remaining interest rate floor contracts was $2.3 billion, the weighted average strike rate was 6.25% and the monthly floating rate was 6.15%. During 2000, the Company received cash from the interest rate floor counterparties in the amount of $0.2 million. During 2000, the Company received proceeds of $50.6 million from sales of interest rate floor contracts with unamortized premiums of $24.9 million. At December 31, 1999, the notional amount of the remaining interest rate floor contracts was $950 million, the weighted average strike rate was 5.84% and the monthly floating rate was 6.44%. During 1999, the Company received cash from the interest rate floor counterparties in the amount of $0.1 million. During 1999, the Company received proceeds of $17.0 million from sales of interest rate floor contracts with unamortized premiums of $38.2 million. The amount of the unamortized premium on the interest rate floors at December 31, 2000 and 1999 was $36.9 million and $13.7 million, respectively. At December 31, 2000, the strike rate exceeded the floating rate by 0.10%. At December 31, 1999, the floating rate exceeded the strike rate by 0.60%.

     INTEREST RATE SWAPTIONS

     The Company also uses swaptions to hedge against the prepayment risk in its mortgage servicing portfolio caused by declining interest rates. A swaption is an over-the-counter option that provides the right, but not the obligation, to enter into an interest rate swap agreement at predetermined terms at a specified time in the future. The unamortized premiums, if any, paid for swaptions are included with the assets hedged. Swaptions are subject to basis risk because changes in the relationship between prepayment rates and the interest rate may occur, as well as market volatility and swap spread movement. In addition, credit risk associated with swaptions is the ability of the counterparties to meet the terms of the contract.

     At December 31, 2000 and 1999, the Company was a party to swaption contracts with a weighted average maturity of 2.8 years and 2.7 years, respectively, in which the Company paid the counterparties premiums in exchange for the right but not the obligation to purchase an interest rate swap agreement. Under the terms of the underlying interest rate swap agreement, the Company would pay the variable rate tied to three month LIBOR and would receive the fixed rate. At December 31, 2000, the notional amount of the underlying interest rate swap contract was $2.2 billion, the weighted average strike rate was 6.44% and the three month LIBOR rate was 6.40%. At December 31, 2000, the strike rate exceeded the floating rate by 0.04%. The unamortized premium on the swaptions at December 31, 2000 was $58.1 million. During 2000, the Company received proceeds of $50.5 million from the sales of swaption contracts with unamortized premiums of $30.4 million. At December 31, 1999, the notional amount of the underlying interest rate swap contract was $834 million, the weighted average strike rate was 6.98% and the three month LIBOR rate was 6.00%. At December 31, 1999, the strike rate exceeded the floating rate by 0.98%. The unamortized premium on the swaptions at December 31, 1999 was $26.5 million. During 1999, the Company received proceeds of $29.8 million from the sales of swaption contracts with unamortized premiums of $58.6 million.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     BALANCE SHEET HEDGES

     INTEREST RATE SWAPS

     The Company utilizes interest rate swaps primarily as an asset/liability management strategy to hedge against the interest rate risk inherent in variable-rate FHLB advances and securities sold under agreements to repurchase. At December 31, 2000 and 1999, interest rate swap agreements with notional amounts of $3.2 billion and $2.6 billion, respectively, and weighted average maturities of 4.1 years and 5.2 years, respectively, were outstanding to hedge these borrowings. These agreements provided for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate. At December 31, 2000 and 1999, the weighted average pay rates were 6.76% and 6.60%, respectively, and the weighted average receive rates were 6.73% and 6.11%, respectively. No interest rate swap agreements were terminated prior to maturity in 2000 or 1999. At December 31, 2000 and 1999, unrealized (losses) and gains relating to the use of interest rate swaps were $(75.5) million and $51.9 million, respectively. These gains (losses) will be recognized over the life of the FHLB advances or securities sold under agreements to repurchase, as appropriate.

     Information pertaining to the notional amounts of the Company's derivative financial instruments utilized in both MSR and balance sheet hedging is as follows (in thousands):

                                               December 31, 2000                        December 31, 1999
                                       ----------------------------------        ---------------------------------
                                        Notional                                  Notional
                                         Amount           Credit Risk (1)          Amount          Credit Risk (1)
                                       ----------         ---------------          ------          ---------------
  Interest rate swaps                  $4,564,670            $  5,099            $2,550,000            $51,882
  Principal only swaps                    193,099               1,202               202,316                 --
  Interest rate floors                  2,338,000              52,839               950,000             10,431
  Interest rate swaptions               2,178,000             105,626               834,000             24,294
                                       ----------            --------            ----------            -------
              Total                    $9,273,769            $164,766            $4,536,316            $86,607
                                       ==========            ========            ==========            =======

________________
(1) Credit risk represents current replacement cost (effectively fair market value) after the effects of master netting agreements.

     The   maturity   of    derivative    financial    instruments    used   for
other-than-trading purposes at December 31, 2000 is as follows (in thousands):

                                                                   Notional Amounts
                                ---------------------------------------------------------------------------------------
                                  2001         2002         2003         2004         2005      Thereafter      Total
                                  ----         ----         ----         ----         ----      ----------      -----
  Interest rate swaps           $     --     $     --    $  300,000   $1,650,000   $  519,670   $2,095,000   $4,564,670
  Principal only swaps           102,663       68,905            --           --           --       21,531      193,099
  Interest rate floors                --           --            --           --    2,338,000           --    2,338,000
  Interest rate swaptions                     353,000     1,825,000           --           --           --    2,178,000
                                --------     --------    ----------   ----------   ----------   ----------   ----------
              Total             $102,663     $421,905    $2,125,000   $1,650,000   $2,857,670   $2,116,531   $9,273,769
                                ========     ========    ==========   ==========   ==========   ==========   ==========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The year-end fair values of derivative financial instruments used for other-than-trading purposes at December 31, 2000 and 1999 are listed below.

                                                        2000             1999
                                                        ----             ----
                                                            (in thousands)
      Interest rate swaps hedging borrowings           $(75,482)        $ 51,882
      Interest rate swaps hedging MSRs                    5,099               --
      Principal only swaps                                1,202          (15,792)
      Interest rate floors                               52,839           10,431
      Interest rate swaptions                           105,626           24,294
                                                       --------         --------
                  Total                                $ 89,284         $ 70,815
                                                       ========         ========

(38) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999 (in thousands):

                                                                     2000                              1999
                                                         ----------------------------      ----------------------------
                                                            Carrying           Fair           Carrying          Fair
                                                             Value            Value            Value           Value
                                                             -----            -----            -----           -----
Financial Assets:
      Cash and cash equivalents                          $   783,074      $   783,074      $   592,878      $   592,878
      Securities available for sale                          637,070          637,070        1,075,734        1,075,734
      Securities held to maturity                            587,503          590,571          185,357          180,449
      Mortgage-backed securities
          available for sale                               9,866,823        9,866,823       13,764,565       13,764,565
      Mortgage-backed securities
          held to maturity                                 2,886,612        2,959,677        2,149,696        2,150,014
      Loans held for sale                                    845,763          851,856          729,062          727,569
      Loans receivable, net                               39,592,814       39,262,610       33,953,461       33,125,997
      Investment in FHLB                                   1,361,066        1,361,066        1,167,144        1,167,144
      Accrued interest receivable                            364,414          364,414          321,596          321,596
      Mortgage servicing rights (a)                        1,559,323        1,474,096        1,272,393        1,451,451

Financial Liabilities:
      Deposits                                            23,462,372       23,454,791       23,040,571       22,934,191
      Securities sold under agreements to
          repurchase                                       4,511,309        4,555,425        5,481,747        5,476,485
      Borrowings                                          28,800,557       28,802,601       25,668,626       25,135,037

Off-balance sheet net unrealized gains (losses):
Forward Commitments:
      Commitments to originate loans                              --            3,635               --              834
      Commitments to sell loans                                   --           (5,340)              --            3,338
Derivatives:
      Interest rate swaps hedging borrowings                      --          (75,482)              --           51,882
      Interest rate swaps hedging MSRs                            --            5,099               --               --
      Principal only swaps                                        --            1,202               --          (15,792)
      Interest rate floors                                        --           52,839               --           10,431
      Interest rate swaptions                                     --          105,626               --           24,294

                                                                     (Continued)

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

__________________
(a) Fair value amounts presented for MSRs do not include the fair values of interest rate floor contracts, interest rate swaps, principal only swaps and interest rate swaptions. The MSR carrying value includes unamortized premiums associated with interest rate floors and interest rate swaptions. The fair value of MSRs including these related derivatives is $1.7 billion and $1.5 billion at December 31, 2000 and 1999, respectively.

     The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, considerable judgment is required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, and interest rates, all of which are subject to change.

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

     For performing residential mortgage loans, fair value is estimated by forecasting principal and interest payments, both scheduled and prepayments, and discounting these amounts using factors provided by secondary market sources. The fair value of performing commercial and multi-family loans is calculated by discounting scheduled principal and interest cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the respective loan type.

     Fair value for non-performing loans is estimated by discounting the forecasted cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values, where appropriate.

     INVESTMENT IN FHLB: Since no secondary market exists for FHLB stock and the stock is bought and sold at par by FHLB, fair value of these financial instruments approximates the carrying value.

     ACCRUED INTEREST: The carrying amounts of accrued interest approximate their fair values.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Mortgage servicing rights: The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively a valuation model that calculates the present value of future net servicing income. In using the valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The following assumptions were used in estimating the fair value of residential MSRs; the fair value of commercial real estate and commercial banking MSRs is considered to be immaterial (whole dollars presented):

                                                                          December 31,
                                                                   ------------------------
                                                                     2000             1999
                                                                   -------          -------
       Weighted average default rate                                 0.99%            1.11%
       Weighted average prepayment rate (CPR)                       12.78%           10.38%
       Weighted average discount rate                               10.20%           10.60%

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

     BORROWINGS: The fair value of borrowings, other than FHLB advances, is estimated using discounted cash flow analyses based on current incremental rates for similar borrowing arrangements. The fair values of FHLB advances are estimated using a discounted cash flow analysis based on interest rates currently offered on advances with similar maturities. The fair value of FHLB advances includes the fair value of embedded options.

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

     DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments are recorded at fair value based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date (i.e., mark-to-market value). Dealer quotes are available for those derivative financial instruments hedging the Company's liabilities. The Company uses an independent consultant to model the value of the derivative financial instruments hedging MSRs.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(39) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following  table  presents  selected  quarterly  financial data for the
years  ended  December  31,  2000  and  1999  (in   thousands):   Quarter  Ended

                                                                         Quarter Ended
                                          ---------------------------------------------------------------------------
                                          December 31,   September 30,     June 30,         March 31,
                                              2000           2000            2000             2000        Total 2000
                                              ----           ----            ----             ----        ----------
Total interest income                     $1,060,382      $1,055,890      $1,022,871       $  966,654     $ 4,105,797
Total interest expense                      (775,963)       (769,937)       (732,554)        (679,551)     (2,958,005)
                                          ----------      ----------      ----------       ----------     -----------
    Net interest income                      284,419         285,953         290,317          287,103       1,147,792
Provision for loan losses                         --              --              --               --              --
                                          ----------      ----------      ----------       ----------     -----------
    Net interest income after
       provision for loan losses             284,419         285,953         290,317          287,103       1,147,792
Total noninterest income                     117,599         112,619         105,279          108,098         443,595
Total noninterest expense                   (225,985)       (225,606)       (223,588)        (223,249)       (898,428)
                                          ----------      ----------      ----------       ----------     -----------
Income before income taxes,
    minority interest and
    extraordinary items                      176,033         172,966         172,008          171,952         692,959
Income tax (expense) benefit                 (76,673)        (75,421)        (75,057)          82,947        (144,204)
Minority interest                             (6,796)         (6,797)         (6,795)         (6,599)         (26,987)
                                          ----------      ----------      ----------       ----------     -----------
Income before extraordinary items             92,564          90,748          90,156          248,300         521,768
Extraordinary items - gains on
    early extinguishment of debt,
    net of tax                                    --              --           1,808            1,206           3,014
                                          ----------      ----------      ----------       ----------     -----------
    Net income                            $   92,564      $   90,748      $   91,964       $  249,506     $   524,782
                                          ==========      ==========      ==========       ==========     ===========

                                                                         Quarter Ended
                                          ---------------------------------------------------------------------------
                                          December 31,   September 30,     June 30,         March 31,
                                              1999           1999            1999             1999        Total 1999
                                              ----           ----            ----             ----        ----------
Total interest income                     $  937,543      $  917,838      $  904,003       $  892,837     $ 3,652,221
Total interest expense                      (643,808)       (630,746)       (606,961)        (584,867)     (2,466,382)
                                          ----------      ----------      ----------       ----------     -----------
    Net interest income                      293,735         287,092         297,042          307,970       1,185,839
Provision for loan losses                         --              --          (5,000)          (5,000)        (10,000)
                                          ----------      ----------      ----------       ----------     -----------
    Net interest income after
       provision for loan losses             293,735         287,092         292,042          302,970       1,175,839
Total noninterest income                     101,480          99,380         103,036           98,983         402,879
Total noninterest expense                   (214,296)       (214,910)       (216,258)        (246,471)       (891,935)
                                          ----------      ----------      ----------       ----------     -----------
Income before income taxes,
    minority interest and
    extraordinary items                      180,919         171,562         178,820          155,482         686,783
Income tax (expense) benefit                 (82,582)          3,033         (82,296)         (72,418)       (234,263)
Minority interest:  provision in lieu
    of income tax expense                         --         (79,005)             --               --         (79,005)
Minority interest:  other                     (6,598)         (8,431)        (10,740)          (9,167)        (34,936)
                                          ----------      ----------      ----------       ----------     -----------
    Income before extraordinary item          91,739          87,159          85,784           73,897         338,579
Extraordinary item - gain on early
    extinguishment of debt,
    net of tax                                 2,472              --              --               --           2,472
                                          ----------      ----------      ----------       ----------     -----------
    Net income                            $   94,211      $   87,159      $   85,784       $   73,897     $   341,051
                                          ==========      ==========      ==========       ==========     ===========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(40) CONDENSED PARENT COMPANY FINANCIAL INFORMATION

     The following represents condensed balance sheets of the Company (parent company only) at December 31, 2000 and 1999 (in thousands):

                                                                              2000                1999
                                                                           ----------          ----------
      Assets
          Cash and cash equivalents                                        $   80,125         $   66,581
          Investment in the Bank                                            4,165,973          3,555,851
          Other assets                                                        103,159             89,461
                                                                           ----------         ----------
             Total assets                                                  $4,349,257         $3,711,893
                                                                           ==========         ==========

      Liabilities, Minority Interest and Stockholder's Equity
           GS Holdings Notes                                               $2,000,000         $2,000,000
           FN Holdings 10 5/8% Notes                                              250                250
           Discount on borrowings                                              (3,566)            (4,659)
           Accrued interest payable                                            54,387             54,102
           Other liabilities                                                       10                883
                                                                           ----------         ----------
             Total liabilities                                              2,051,081          2,050,576
          Total stockholder's equity                                        2,298,176          1,661,317
                                                                           ----------         ----------
          Total liabilities, minority interest and stockholder's equity    $4,349,257         $3,711,893
                                                                           ==========         ==========

     The following represents parent company only condensed statements of income for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                             2000            1999             1998
                                                                           --------        ---------        --------
       Interest income                                                     $     --        $   1,444        $    739
       Dividends received from the Bank                                     192,912          324,582         381,258
                                                                           --------        ---------        --------
          Total income                                                      192,912          326,026         381,997

       Interest expense                                                     142,686          139,613         113,143
       Noninterest expense                                                    7,367            7,625          17,107
                                                                           --------        ---------        --------
          Total expense                                                     150,053          147,238         130,250

       Income before equity in undistributed
          Net income of subsidiaries                                         42,859          178,788         251,747
       Equity in undistributed net income of subsidiaries                   420,626          104,613         230,178
                                                                           --------        ---------        --------
       Income before income taxes, minority interest and
          extraordinary items                                               463,485          283,401         481,925
       Income tax benefit                                                   (61,297)        (143,545)        (33,868)
                                                                           --------        ---------        --------
       Income before minority interest and extraordinary items              524,782          426,946         515,793
       Minority interest                                                         --           85,895          79,085
                                                                           --------        ---------        --------
       Income before extraordinary items                                    524,782          341,051         436,708
       Extraordinary items                                                       --               --          98,706
                                                                           --------        ---------        --------
          Net income                                                        524,782          341,051         338,002
       Preferred stock dividends                                                 --               --             578
                                                                           --------        ---------        --------
          Net income available to common stockholder                       $524,782        $ 341,051        $337,424
                                                                           ========        =========        ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The following represents parent company only statements of cash flows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                             2000            1999             1998
                                                                           --------        ---------        --------
Cash flows from operating activities:
       Net income                                                         $ 524,782        $ 341,051      $   338,002
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Amortization of deferred issuance costs                             7,354            7,295            6,958
          Accretion of discount on borrowings                                 1,093            1,018              285
          Extraordinary loss on early extinguishment of debt                     --               --           98,706
          (Increase) decrease in other assets                               (21,471)          (5,331)          35,700
          Decrease in payable to affiliates                                      --               --           (1,204)
          Increase (decrease) in accrued interest payable                       285           (2,245)          52,708
          Decrease in other liabilities                                        (873)          (3,376)         (57,989)
          Equity in undistributed net income of subsidiaries               (420,626)        (104,613)        (230,178)
          Minority interest                                                      --            6,887           79,085
                                                                          ---------        ---------      -----------
          Net cash provided by operating activities                          90,544          240,686          322,073
                                                                          ---------        ---------      -----------
       Proceeds from GS Escrow Merger                                                             --        1,970,285
       Bank Preferred Stock Tender Offers                                        --          (97,621)        (423,509)
       Debt Tender Offers                                                        --             (253)      (1,089,885)
       Redemption of FN Holdings Preferred Stock                                 --               --          (25,000)
       Capital contribution                                                  19,000           40,000               --
       Dividends on common stock                                            (96,000)        (225,500)        (662,914)
       Dividends on preferred stock                                              --                --            (471)
                                                                          ---------        ---------      -----------
          Net cash used in financing activities                             (77,000)        (283,374)        (231,494)
                                                                          ---------        ---------      -----------

       Net change in cash and cash equivalents                               13,544          (42,688)          90,579
       Cash and cash equivalents at beginning of year                        66,581          109,269           18,690
                                                                          ---------        ---------      -----------
       Cash and cash equivalents at end of year                           $  80,125        $  66,581      $   109,269
                                                                          =========        =========      ===========

Supplemental Disclosure of Cash Flow Information:

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999            1998
                                                                            ----            ----            ----
                                                                                        (in thousands)
       Cash paid (received) for:
          Interest                                                        $142,401        $141,930        $ 80,913
          Income taxes, net                                                (39,833)        (60,209)        (48,895)

       Non-cash financing activities:
          Preferred stock dividends reinvested                                  --              --             107
          Initial dividend of tax benefits to parent due to
             deconsolidation                                                    --              --         211,242
          Adjustments to initial dividend of tax benefits
             to parent due to deconsolidation                                   --          66,383              --
          Impact of Golden State restricted common stock                     3,175             477              --