Form 10-Q
period 2001-03-31
GOLDEN STATE HOLDINGS INC
filed 2001-05-11
CIK 1071000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2001
                                    --------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              N/A          to          N/A
                                   --------------------      -------------------

Commission File Number:                            333-64597
                               -------------------------------------------------

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

       The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on April 30, 2001: 1,000 shares.

       Registrant  meets the conditions  set forth in General  Instruction H (1)
(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures, as permitted by General Instruction H (2).

                           GOLDEN STATE HOLDINGS INC.
                     FIRST QUARTER 2001 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



PART I.          FINANCIAL INFORMATION                                      Page
                 ---------------------                                      ----

     Item 1.     Consolidated Financial Statements

                 Unaudited Consolidated Balance Sheets
                 March 31, 2001 and December 31, 2000........................3

                 Unaudited Consolidated Statements of Income
                 Three Months Ended March 31, 2001 and 2000..................4

                 Unaudited Consolidated Statements of Comprehensive Income
                 Three Months Ended March 31, 2001 and 2000..................5

                 Unaudited Consolidated Statement of Stockholder's Equity
                 Three Months Ended March 31, 2001...........................6

                 Unaudited Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2001 and 2000..................7

                 Notes to Unaudited Consolidated Financial Statements........9

     Item 2.     Management's Narrative Analysis of
                 Results of Operations......................................18

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk..*


PART II.         OTHER INFORMATION
                 -----------------

     Item 1.     Legal Proceedings..........................................27

     Item 2.     Changes in Securities.......................................*

     Item 3.     Defaults Upon Senior Securities.............................*

     Item 4.     Submission of Matters to a Vote of Security Holders.........*

     Item 5.     Other Information..........................................29

     Item 6.     Exhibits and Reports on Form 8-K...........................29

     Glossary of Defined Terms..............................................30

     Signatures.............................................................32

     *        Item 3 of Part I and Items 2, 3 and 4 of Part II are not  included
              as  per   conditions  met  by  Registrant  set  forth  in  General
              Instruction H (1) (a) and (b) of Form 10-Q.

              Golden State Holdings Inc. is a wholly owned subsidiary of Golden State Bancorp Inc. For more information, refer to Golden State Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                               March 31,         December 31,
                                          Assets                                 2001                2000
                                          ------                            --------------     ---------------

    Cash and due from banks                                                    $   832,457        $   697,441
    Interest-bearing deposits in other banks                                            98                123
    Short-term investment securities                                                83,006             85,510
                                                                               -----------        -----------
           Cash and cash equivalents                                               915,561            783,074

    Securities available for sale, at fair value                                   482,409            637,070
    Securities held to maturity                                                    480,050            587,503
    Mortgage-backed securities available for sale, at fair value                10,691,405          9,866,823
    Mortgage-backed securities held to maturity                                  1,713,837          2,886,612
    Loans held for sale, net                                                     1,682,213            845,763
    Loans receivable, net                                                       40,893,892         39,592,814
    Investment in FHLB System                                                    1,383,740          1,361,066
    Premises and equipment, net                                                    290,270            290,899
    Foreclosed real estate, net                                                     18,451             19,080
    Accrued interest receivable                                                    355,797            364,414
    Intangible assets (net of accumulated amortization of $261,090
         at March 31, 2001 and $246,150 at December 31, 2000)                      676,348            691,288
    Mortgage servicing rights, net of valuation allowance                        1,328,346          1,559,323
    Derivative assets                                                              204,663                 --
    Other assets                                                                   648,297          1,029,082
                                                                               -----------        -----------
             Total assets                                                      $61,765,279        $60,514,811
                                                                               ===========        ===========


             Liabilities, Minority Interest and Stockholder's Equity
             -------------------------------------------------------

    Deposits                                                                   $24,475,275        $23,462,372
    Securities sold under agreements to repurchase                               4,060,445          4,511,309
    Borrowings                                                                  29,119,920         28,800,557
    Derivative liabilities                                                         151,733                 --
    Other liabilities                                                            1,092,826            942,397
                                                                               -----------        -----------
             Total liabilities                                                  58,900,199         57,716,635
                                                                               -----------        -----------

    Commitments and contingencies                                                       --                 --

    Minority interest                                                              500,000            500,000

    Stockholder's equity:
         Common stock, $1.00 par value, 1,000 shares authorized,
             issued and outstanding                                                      1                  1
         Additional paid-in capital                                              1,567,324          1,564,821
         Accumulated other comprehensive loss                                      (72,639)           (91,405)
         Retained earnings (substantially restricted)                              870,394            824,759
                                                                               -----------        -----------
             Total stockholder's equity                                          2,365,080          2,298,176
                                                                               -----------        -----------
             Total liabilities, minority interest and stockholder's equity     $61,765,279        $60,514,811
                                                                               ===========        ===========

    See accompanying notes to unaudited consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                                               Three Months Ended March 31,
                                                                                              -----------------------------
                                                                                                 2001                2000
                                                                                              -----------          --------
Interest income:
     Loans receivable                                                                         $   777,790          $646,193
     Mortgage-backed securities available for sale                                                180,983           229,062
     Mortgage-backed securities held to maturity                                                   37,411            39,379
     Loans held for sale                                                                           20,127            13,318
     Securities available for sale                                                                 10,780            19,093
     Securities held to maturity                                                                    8,501             2,061
     Interest-bearing deposits in other banks                                                         419               401
     Dividends on FHLB stock                                                                       23,046            17,147
                                                                                              -----------          --------
         Total interest income                                                                  1,059,057           966,654
                                                                                              -----------          --------

Interest expense:
     Deposits                                                                                     240,837           218,792
     Securities sold under agreements to repurchase                                                67,945            82,906
     Borrowings                                                                                   439,803           377,853
                                                                                              -----------          --------
         Total interest expense                                                                   748,585           679,551
                                                                                              -----------          --------
         Net interest income                                                                      310,472           287,103
Provision for loan losses                                                                              --                --
                                                                                              -----------          --------
         Net interest income after provision for loan losses                                      310,472           287,103
                                                                                              -----------          --------

Noninterest income:
     Loan servicing fees, net                                                                     (26,652)           42,792
     Customer banking fees and service charges                                                     51,261            48,659
     Gain on sale, settlement and transfer of loans, net                                            4,924             6,662
     Gain on sale of assets, net                                                                      439               419
     Gain on non-monetary exchange of Star Systems common stock                                    20,671                --
     Other income                                                                                   8,588             9,566
                                                                                              -----------          --------
         Total noninterest income                                                                  59,231           108,098
                                                                                              -----------          --------

Noninterest expense:
     Compensation and employee benefits                                                           117,735           107,754
     Occupancy and equipment                                                                       37,850            37,371
     Professional fees                                                                              4,848             8,756
     Loan expense                                                                                   4,202             3,960
     Foreclosed real estate operations, net                                                          (398)           (2,233)
     Amortization of intangible assets                                                             14,940            16,443
     Other expense                                                                                 51,961            51,198
                                                                                              -----------          --------
         Total noninterest expense                                                                231,138           223,249
                                                                                              -----------          --------

Income before income taxes,  minority interest and extraordinary items                            138,565           171,952
Income tax expense (benefit)                                                                       36,183           (82,947)
Minority interest: other                                                                            6,747             6,599
                                                                                              -----------          --------
         Income before extraordinary items                                                         95,635           248,300
Extraordinary items - gains on early extinguishment of debt,
     net of applicable taxes of $879 in 2000                                                           --             1,206
                                                                                              -----------          --------
         Net income                                                                           $    95,635          $249,506
                                                                                              ===========          ========

See accompanying notes to unaudited consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                               Three Months Ended March 31,
                                                                              -----------------------------
                                                                                 2001               2000
                                                                               --------           --------
    Net income                                                                 $ 95,635           $249,506

    Other comprehensive income (loss), net of tax:
        Unrealized holding gain (loss) on securities available for sale:
           Unrealized holding gain (loss) arising during the period              99,215            (20,545)
           Less: reclassification adjustment for (gain) loss included
               in net income                                                        (82)                --
                                                                               --------           --------
                                                                                 99,133            (20,545)
        Amortization of market adjustment for securities
           transferred from available for sale to held to maturity                1,477                 --

        Transition adjustment upon adoption of SFAS No. 133                     (44,647)                --

        Change in fair value of derivatives used for cash flow hedges,
           net of applicable taxes of $25,689                                   (37,197)                --
                                                                               --------           --------

     Other comprehensive income (loss)                                           18,766            (20,545)
                                                                               --------           --------

     Comprehensive income                                                      $114,401           $228,961
                                                                               ========           ========


    See accompanying notes to unaudited consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)
                                 (in thousands)


                                                               Additional        Accumulated Other Comprehensive Loss
                                                  Common        Paid-in          ------------------------------------
                                                   Stock        Capital       Securities       Derivatives         Total
                                                   -----        -------       ----------       -----------         -----
Balance at December 31, 2000                        $1        $1,564,821      $(91,405)        $     --          $(91,405)

Net income                                          --                --            --               --                --
Change in net unrealized holding gain (loss)
    on securities available for sale                --                --        68,759               --            68,759
Change in net unrealized holding loss
    on derivatives                                  --                --            --          (37,197)          (37,197)
Amortization of unrealized holding
    loss on securities held to maturity             --                --         1,477               --             1,477
Unrealized loss on securities reclassified
    to available-for-sale, net of tax               --                --        30,374               --            30,374
Transition adjustment upon adoption
    of SFAS No. 133                                 --                --            --          (44,647)          (44,647)
Dividends to parent                                 --                --            --               --                --
Impact of Golden State restricted
    common stock                                    --             2,117            --               --                --
Tax benefits on exercise of stock
    options                                         --               386            --               --                --
                                                    --        ----------      --------         ---------         --------

Balance at March 31, 2001                           $1        $1,567,324      $  9,205         $(81,844)         $(72,639)
                                                    ==        ==========      ========         =========         =========

                                                   Retained
                                                   Earnings             Total
                                                (Substantially      Stockholder's
                                                  Restricted)          Equity
                                                 -----------           ------
Balance at December 31, 2000                      $824,759           $2,298,176

Net income                                          95,635               95,635
Change in net unrealized holding gain (loss)
    on securities available for sale                    --               68,759
Change in net unrealized holding loss
    on derivatives                                      --              (37,197)
Amortization of unrealized holding
    loss on securities held to maturity                 --                1,477
Unrealized loss on securities reclassified
    to available-for-sale, net of tax                   --               30,374
Transition adjustment upon adoption
    of SFAS No. 133                                     --              (44,647)
Dividends to parent                                (50,000)             (50,000)
Impact of Golden State restricted
    common stock                                        --                2,117
Tax benefits on exercise of stock
    options                                             --                  386
                                                  --------           ----------

Balance at March 31, 2001                         $870,394           $2,365,080
                                                  ========           ==========

See accompanying notes to unaudited consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)
                                 (in thousands)



                                                                                     Three Months Ended March 31,
                                                                                   ---------------------------------
                                                                                      2001                  2000
                                                                                   -----------           -----------
  Cash flows from operating activities:
  Net income                                                                       $    95,635           $   249,506
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangible assets                                                  14,940                16,443
     Amortization (accretion) of purchase accounting premiums and
         discounts, net                                                                  1,546                  (667)
     Accretion of discount on borrowings                                                   285                   265
     Amortization of mortgage servicing rights                                          58,415                46,667
     Gain on sale of assets, net                                                          (439)                 (419)
     Gain on sale of foreclosed real estate, net                                          (855)               (4,057)
     Loss on sale, settlement and transfer of loans, net                                32,766                18,926
     Capitalization of originated mortgage servicing rights                            (37,690)              (25,588)
     Extraordinary items - gains on early extinguishment of debt, net                       --                (1,206)
     Depreciation and amortization of premises and equipment                            12,562                11,947
     Amortization of deferred debt issuance costs                                        1,836                 1,837
     FHLB stock dividends                                                              (23,046)              (17,147)
     Purchases and originations of loans held for sale                              (2,289,629)           (1,037,884)
     Net proceeds from the sale of loans held for sale                               1,420,877             1,047,089
     Change in fair value of MSRs/MSR derivatives                                       (2,405)                   --
     MSR valuation provision                                                            77,000                    --
     Decrease (increase) in other assets                                               294,716              (208,943)
     Decrease (increase) in accrued interest receivable                                  8,617                (9,183)
     Increase in other liabilities                                                     216,444               137,490
     Amortization of deferred compensation expense-Golden State
         restricted common stock                                                           479                   560
     Gain on non-monetary exchange of Star Systems common stock                        (20,671)                   --
     Reduction in accrued liability for state income taxes                             (25,805)                   --
     Minority interest                                                                   6,747                 6,599
                                                                                   -----------           -----------
         Net cash (used) provided by operating activities                          $  (157,675)          $   232,235
                                                                                   -----------           -----------

                                                                     (Continued)



  See accompanying notes to unaudited consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                                        Three Months Ended March 31,
                                                                                      --------------------------------
                                                                                          2001                2000
                                                                                      -------------       ------------
  Cash flows from investing activities:
       Downey Acquisition                                                             $          --       $   (379,314)
       Purchases of securities available for sale                                              (155)            (5,779)
       Proceeds from maturities of securities available for sale                            269,891              8,500
       Purchases of securities held to maturity                                              (1,386)              (652)
       Principal payments and proceeds from maturities
          of securities held to maturity                                                     26,353             21,323
       Purchases of mortgage-backed securities available for sale                           (41,198)           (38,850)
       Principal payments on mortgage-backed securities available for sale                  441,524            455,672
       Principal payments on mortgage-backed securities held to maturity                    104,849             98,975
       Proceeds from sales of loans                                                           5,487              2,746
       Net decrease (increase) in loans receivable                                          177,330         (1,370,035)
       Purchases of loans receivable                                                     (1,486,453)          (457,486)
       Purchases of FHLB stock, net                                                              --            (74,820)
       Purchases of premises and equipment                                                  (12,364)            (6,840)
       Proceeds from disposal of premises and equipment                                       2,546                532
       Proceeds from sales of foreclosed real estate                                          7,211             29,146
       Purchases of mortgage servicing rights                                               (62,709)           (96,664)
       Hedge receipts                                                                       (10,005)            (3,465)
       Purchases of derivatives                                                            (121,967)           (11,140)
       Sales of derivatives                                                                 133,712             11,875
                                                                                      -------------       ------------
          Net cash used in investing activities                                            (567,334)        (1,816,276)
                                                                                      -------------       ------------

  Cash flows from financing activities:
       Net increase in deposits                                                           1,013,110              7,997
       Proceeds from additional borrowings                                               24,400,121          8,656,278
       Principal payments on borrowings                                                 (24,048,510)        (6,892,128)
       Net decrease in securities sold under agreements to repurchase                      (450,864)          (128,145)
       Dividends on common stock                                                            (50,000)            (5,000)
       Dividends paid to minority stockholders of subsidiary, net of taxes                   (6,747)            (6,599)
       Tax benefit on exercise of stock options                                                 386                 --
                                                                                      -------------       ------------
          Net cash provided by financing activities                                         857,496          1,632,403
                                                                                      -------------       ------------

  Net change in cash and cash equivalents                                                   132,487             48,362
  Cash and cash equivalents at beginning of period                                          783,074            592,878
                                                                                      -------------       ------------
  Cash and cash equivalents at end of period                                          $     915,561       $    641,240
                                                                                      =============       ============




  See accompanying notes to unaudited consolidated financial statements.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)    Basis of Presentation
       ---------------------

       The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three-month period in the prior year have been reclassified to conform to the current period's presentation.

       GS Holdings, a wholly owned subsidiary of Golden State, is a holding company whose only significant asset is all of the common and preferred stock of the Bank and therefore, activities for the consolidated entity are primarily carried out by the Bank and its operating subsidiaries.

       The accompanying unaudited consolidated financial statements include the accounts of GS Holdings, the Bank and the Bank's wholly owned subsidiaries. Unless the context otherwise indicates, "GS Holdings" or "Company" refers to Golden State Holdings Inc. as the surviving entity after the consummation of the Golden State Acquisition, and as the surviving entity in the GS Escrow Merger for periods after the GS Escrow Merger. On September 11, 1998, Glendale Federal merged with and into the Bank pursuant to the Glen Fed Merger. Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal Bank as the surviving entity after the consummation of the Glen Fed Merger.

       Minority interest represents amounts attributable to (a) the REIT Preferred Stock of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank, and (b) that portion of stockholder's equity of Auto One, a subsidiary of the Bank, attributable to 20% of its common stock.

       All  significant   intercompany   balances  and  transactions  have  been
eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements of GS Holdings included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. A glossary of defined terms begins on page 30 of this document. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

       As GS Holdings' common stock is wholly owned by Golden State, earnings per share data is not presented.

(2)    Acquisitions and Divestitures
       -----------------------------

       On February 29, 2000, Auto One acquired Downey Auto Finance Corporation, a subsidiary of Downey Savings and Loan Association, F.A., with prime auto loans of approximately $370 million. Intangible assets of $7.7 million were recorded in connection with this acquisition.

(3)    Reclassification of Securities
       ------------------------------

       On January 1, 2001, the Bank reclassified $1.1 billion and $85.0 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities held-to-maturity to their respective available-for-sale portfolios, as permitted upon the adoption of SFAS No. 133. The net unrealized loss related to these securities of $30.4 million, which was recorded in OCI upon their initial transfer to the held-to-maturity portfolio in April 2000, was reclassified from accumulated other comprehensive loss, and the securities were subsequently marked to market, in accordance with SFAS No. 115.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(4)    Cash, Cash Equivalents, and Statements of Cash Flows
       ----------------------------------------------------

       Cash paid (including interest credited) for interest on deposits and other interest-bearing liabilities during the three months ended March 31, 2001 and 2000 was $814.5 million and $754.6 million, respectively. Net cash paid (received) for income taxes during the three months ended March 31, 2001 and 2000 was $0.8 million and $(0.1) million, respectively.

       During the three months ended March 31, 2001, noncash activity consisted of the reclassification of $1.1 billion and $85.0 million of mortgage-backed securities and U. S. government and agency securities, respectively, from securities held-to-maturity to their respective available-for-sale portfolios, as permitted upon the adoption of SFAS No. 133, a reclassification of $164.8 million from mortgage servicing rights to derivative assets ($173.6 million) and derivative liabilities ($8.8 million) relating to the adoption of SFAS No. 133, transfers of $4.9 million from loans held for sale (at lower of cost or market) to loans receivable, transfers of $5.8 million from loans receivable to foreclosed real estate and $0.2 million of loans made to facilitate sales of real estate owned.

       Noncash activity during the three months ended March 31, 2001 also included an increase of $2.1 million in additional paid-in capital reflecting the impact of Golden State restricted common stock under an employee incentive plan.

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


                                                             Three Months Ended March 31,
                                                     -----------------------------------------------
                                                      Community           Mortgage
                                                       Banking            Banking             Total
                                                       -------            -------             -----
      Net interest income: (1)
      2001                                            $361,614           $(21,557)          $340,057
      2000                                             331,419            (21,968)           309,451

      Noninterest income: (2)
      2001                                            $ 83,259           $(15,540)          $ 67,719
      2000                                              60,276             59,978            120,254

      Noninterest expense: (3)
      2001                                            $194,394           $ 37,904           $232,298
      2000                                             185,682             38,727            224,409



                                                                     (Continued)

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


----------------

(1) Includes $29.6 million and $22.3 million for the three months ended March 31, 2001 and 2000, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $58.2 million and $53.3 million for the three months ended March 31, 2001 and 2000, respectively, in interest income and expense on intercompany loans.

(2) Includes $8.5 million and $12.2 million for the three months ended March 31, 2001 and 2000, respectively, in intercompany servicing fees.

(3) Includes $1.2 million for each of the three months ended March 31, 2001 and 2000, in intercompany noninterest expense.

       The following reconciles the above table to the amounts shown on the consolidated financial statements for the three months ended March 31, 2001 and 2000 (in thousands):


                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                               2001             2000
                                                                               ----             ----
       Net interest income:
       Total net interest income for reportable segments                      $340,057         $309,451
       Elimination of intersegment net interest income                         (29,585)         (22,348)
                                                                              --------         --------
       Total                                                                  $310,472         $287,103
                                                                              ========         ========

       Noninterest income:
       Total noninterest income for reportable segments                       $ 67,719         $120,254
       Elimination of intersegment servicing fees                               (8,488)         (12,156)
                                                                              --------         --------
       Total                                                                  $ 59,231         $108,098
                                                                              ========         ========

       Noninterest expense:
       Total noninterest expense for reportable segments                      $232,298         $224,409
       Elimination of intersegment expense                                      (1,160)          (1,160)
                                                                              --------         --------
       Total                                                                  $231,138         $223,249
                                                                              ========         ========


(6)    Accrued Termination and Facilities Costs
       ----------------------------------------

       In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (a) branch consolidations due to duplicate facilities; (b) employee severance and termination benefits due to a planned reduction in force; and (c) expenses incurred under a contractual obligation to terminate services provided by outside service providers (principally relating to DP systems expenses). The merger and integration plan relative to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income. The table below reflects a summary of the activity in the liability for the costs related to such plan since December 31, 2000 (in thousands):


                                                                   Severance and
                                                 Branch             Termination       Contract
                                             Consolidations           Benefits      Terminations        Total
                                             --------------           --------      ------------        -----
Balance at December 31, 2000                    $16,044                $12,529           $--           $28,573
    Additional liabilities recorded                  --                     --            --                --
    Charges to liability account                 (1,524)                    --            --            (1,524)
                                                -------                -------           ---           -------
Balance at March 31, 2001                       $14,520                $12,529           $--           $27,049
                                                =======                =======           ===           =======

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(7)    Income Taxes
       ------------

       During the three months ended March 31, 2001, GS Holdings recorded net income tax expense of $36.2 million, which included a net tax benefit of $25.8 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

       During the three months ended March 31, 2000, GS Holdings recorded a net income tax benefit of $82.9 million, which included a tax benefit of $161.7 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and based on the status of Mafco Holdings', including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the three-month period ended March 31, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million.

(8)    Stockholder's Equity
       --------------------

       At March 31, 2001, there were 1,000 shares of GS Holdings common stock issued and outstanding.

       Dividends on common stock during the three months ended March 31, 2001 and 2000 totalled $50.0 million and $5.0 million, respectively.

(9)    Executive and Stock Compensation
       --------------------------------

       In the first quarter of 2001, Golden State granted to its employees non-qualified stock options equivalent to 851,000 shares of common stock at a weighted average price of $25.67 per share under the Stock Plan. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the three months ended March 31, 2001, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of Golden State's common stock at the measurement date over the exercise price of the award.

       During the three months ended March 31, 2001, 63,516 options were exercised and 17,245 options were cancelled or expired under all plans. During the three months ended March 31, 2000, no Golden State stock options were exercised and 19,250 options were cancelled or expired under all plans.

       At March 31, 2001 and 2000, options to acquire an equivalent of 4,441,638 and 3,875,682 shares and 1,011,416 and 1,216,082 LTWTMs, respectively, remained outstanding under all plans.

       On January 22, 2001, Golden State awarded to certain of its employees 99,108 shares of restricted stock under the Golden State Bancorp Inc. Executive Compensation Plan. The market value on the date of the award was $26.38 per share. At March 31, 2001, a total of 236,730 restricted shares were outstanding. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. The compensation expense based on the stock price on the date of these awards was recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During the three months ended March 31, 2001, $0.5 million in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(10)   Extraordinary Items
       -------------------

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

(11)   Derivative Instruments and Hedging Activities
       ---------------------------------------------

       INTEREST RATE RISK MANAGEMENT - RISK MANAGEMENT POLICIES - CASH FLOW HEDGING INSTRUMENTS AND FAIR VALUE HEDGING INSTRUMENTS

       The primary focus of the Company's asset/liability management program is to measure and monitor the sensitivity of the Company's net portfolio value and net income under varying interest rate scenarios. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities and on mortgage prepayment speeds (which affect the mortgage servicing rights asset) during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

       INTEREST RATE RISK MANAGEMENT - CASH FLOW HEDGING INSTRUMENTS - BALANCE SHEET HEDGES

       Objectives and Context
       ----------------------

       The Company uses variable rate debt as a source of funds for use in the Company's lending and investment activities and other general business purposes. It has received short-term variable-rate FHLB advances and sold Repos. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

       Management believes it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge between 5 to 20 percent of its variable-rate short-term interest payments.

       Strategies
       ----------

       To meet this objective, management enters into derivative instrument agreements to manage fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps.

       The interest rate swaps change the variable-rate cash flow exposure on the short-term FHLB advances and Repos to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed rate FHLB advances and Repos.

       Results
       -------

       Risk management results for the quarter ended March 31, 2001 related to the balance sheet hedging of FHLB advances and Repos indicate that the hedges were 100% effective and that there was no component of the derivative instruments' gain or loss which was excluded from the assessment of hedge effectiveness.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances and Repos are reported in OCI. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings.

       The net amount of OCI reclassified into earnings during the first quarter was $5.5 million.

       As of the date of the initial application of SFAS No. 133, January 1, 2001, approximately $18.1 million of losses reported in OCI and associated with the transition adjustment related to the interest rate swaps, were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending December 31, 2001.

       As of March 31, 2001, approximately $36.7 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve-month period ending March 31, 2002.

       INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - MORTGAGE SERVICING RIGHTS HEDGES

       Objectives and Context
       ----------------------

       The Company either purchases or originates mortgage servicing rights as a source of fee income. These mortgage-servicing rights expose the Company to variability in their fair value due to prepayment risk. Mortgage servicing rights are generally recorded in the financial statements at the lesser of their amortized cost or their fair value.

       Management believes that it is prudent to limit the variability in the fair value of a portion of its MSR asset. It is the Company's objective to hedge the servicing rights asset associated with fixed rate, non-prepayment penalty loans for which it has recorded mortgage servicing rights, at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company.

       Strategies
       ----------

       To meet this objective, the Company utilizes interest rate swaps, principal only swaps, interest rate floors, and swaptions as an asset/liability management strategy to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equate to 100%.

       Interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments. Payments related to swap contracts are made either quarterly or semi-annually by one of the parties depending on the specific terms of the related contract. The notional amount of the contracts, on which the payments are based, are not exchanged.

       PO swap agreements simulate the ownership of a PO strip, the value of which is affected directly by prepayment rates themselves in an inverse manner to the servicing rights, which act in a manner similar to IO strips. Under the terms of the PO swap agreements, the counterparty to the transaction purchases a PO strip and places the PO strip in a trust. The contracts executed prior to December 31, 1998 call for the Company to pay floating interest to the counterparty based on: (a) an index tied to one month LIBOR and (b) the amortized notional balance of the swap. The contracts call for the Company to receive cash from the counterparty based on the cash flows received from the PO strip. For PO swap agreements executed after December 31, 1998, the agreement also requires the PO swap to be marked to market value. A decrease in the market value of the PO swap requires the Company to increase the amount paid to the counterparty and an increase in the market value requires the counterparty to increase their payment to the Company. The amounts to be paid and to be received are then netted together each month. The structure of this instrument results in increased cash flows and positive changes in the value of the swap

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

during a declining interest rate environment. This positive change in the value of the swap is highly correlated to prepayment activity.

       Interest rate floors are interest rate protection instruments that involve payment from the seller to the buyer of an interest differential. This differential represents the difference between a long-term rate (e.g., 10-year Constant Maturity Swaps), and an agreed-upon rate, the strike rate, applied to a notional principal amount. By purchasing a floor, the Company will be paid the differential by counterparty, should the current long-term rate fall below the strike level of the agreement. The Company generally receives cash monthly on purchased floors (when the current interest rate falls below the strike rate).

       A swaption is an over-the-counter option that provides the right, but not the obligation, to enter into an interest rate swap agreement at predetermined terms at a specified time in the future. The nature and strategies associated with swaptions are similar to the other derivative instruments described above.

       Results
       -------

       Risk management results related to the hedging of mortgage servicing rights for the quarter ended March 31, 2001 are summarized below and are included in the caption entitled "Loan servicing fees, net" in the accompanying consolidated statements of income (in thousands):


       Gain on designated derivative contracts                                          $   33,597
       Decrease in value of designated mortgage servicing rights                        $  (31,192)

       Net hedge ineffectiveness                                                        $    2,405


       INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - WAREHOUSE LOANS

       Objectives and Context
       ----------------------

       The Company, as part of its traditional real estate lending activities, originates fixed-rate 1-4 unit residential loans for sale in the secondary market. At the time of origination, management identifies 1-4 unit residential loans that are expected to be sold in the foreseeable future. These warehoused loans have been classified as loans held for sale, net, in the consolidated balance sheet and are recorded at the lower of aggregate amortized cost or market value. These loans expose the Company to variability in their fair value due to changes in interest rates. If interest rates increase, the value of the loans decreases. Conversely, if interest rates decrease, the value of the loans increases.

       Management believes it is prudent to limit the variability of a major portion of its loans held for sale. It is the Company's objective to hedge primarily all of its warehoused loans held for sale to third parties.

       Strategies
       ----------

       To meet this objective, management employs forward loan sale hedging techniques to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans.

       The forward loan sale hedges lock in an interest rate and price for the sale of either the specific loans classified as held for sale or for a generic group of loans similar to the specific loans classified as held for sale.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       Results
       -------

       Risk management results related to the hedging of warehouse loans for the quarter ended March 31, 2001 are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income (in thousands):


       Loss on designated forward loan sale commitments                $ (1,680)
       Increase in value of warehouse loans                            $  1,405

       Net hedge ineffectiveness                                       $   (275)


       DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS

       Purpose  -  Interest  Rate  Lock   Commitments   and  Forward  Loan  Sale
       -------------------------------------------------------------------------
       Commitments
       -----------

       The Company enters into rate lock commitments to extend credit to borrowers for generally a 30-day period. Some of these rate lock commitments will ultimately be denied by the Company or be declined by the borrower. During discussions leading to the implementation of SFAS No. 133, the DIG, a committee organized by FASB to advise it on initial implementation issues, preliminarily concluded that rate lock commitments for mortgages that would be held for sale should be accounted for as derivative instruments and valued, therefore, at fair market value.

       Subsequent to this finding, questions have arisen as to the method for calculating the value of the rate lock commitments. Specifically, the questions relate to whether the value of the servicing rights created by the sale of the loans produced by the rate lock commitments should be included in the value of the rate lock commitments themselves. Incorporating the value of the servicing rights in the value of the rate lock commitments results in the acceleration of the value which would otherwise have been recognized upon completion of a sale.

       The FASB, through the DIG, is addressing this issue again. The Company has chosen not to recognize the value of servicing rights in rate lock commitments until the committee resolves the issue.

       To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose the Company to variability in their fair value due to changes in interest rates. If interest rates increase, the value of these rate lock commitments decreases. Conversely, if interest rates decrease, the value of these rate lock commitments increases.

       To mitigate the effect of this interest rate risk, the Company enters into offsetting derivative contracts, primarily forward loan sale commitments. The forward loan sale commitments lock in an interest rate and price for the sale of loans similar to the specific rate lock loan commitments classified as derivatives. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.

       Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments for the quarter ended March 31, 2001 are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income (in thousands):

       Loss on undesignated forward loan sale commitments recognized in income               $ (976)
       Gain on undesignated interest rate loan commitments recognized in income              $  113

       Net loss on derivatives                                                               $ (863)


                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(12)   Recent Accounting Pronouncements
       --------------------------------

       ACCOUNTING   FOR   TRANSFERS   AND   SERVICING   FINANCIAL   ASSETS   AND
       EXTINGUISHMENTS OF LIABILITIES

       On September 29, 2000, the FASB issued SFAS No. 140. SFAS No. 140 replaces SFAS No. 125, which was issued in June of 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. In general, SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

       The implementation of SFAS No. 140 on April 1, 2001 (incremental provisions that were not previously part of SFAS No. 125) is not expected to materially impact the Company's financial results.

       RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETURNED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS

       On September 21, 2000, the EITF issued EITF No. 99-20. This document, which is effective in the second quarter of 2001, establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on
(a) all credit-sensitive mortgage and asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing GAAP did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases, interest rate adjustments.

       The implementation of EITF No. 99-20 is not expected to materially impact the Company's financial results.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

       FORWARD-LOOKING STATEMENTS. THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT PERTAIN TO OUR FUTURE OPERATING RESULTS. WORDS SUCH AS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY THESE STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS AND ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS DUE TO SUCH FACTORS AS (I) PORTFOLIO CONCENTRATIONS; (II) INTEREST RATE CHANGES, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES, THE SHAPE OF THE YIELD CURVE AND THE TREASURY-EURODOLLAR SPREAD;
(III) CHANGES IN ASSET PREPAYMENT SPEEDS; (IV) CHANGES IN OUR COMPETITIVE AND REGULATORY ENVIRONMENTS; AND (V) CHANGES IN THE AVAILABILITY OF NET OPERATING LOSS CARRYOVERS AND DEFERRED TAX LIABILITIES. IN NOVEMBER 2000, GOLDEN STATE BANCORP INC. FILED AN S-3 REGISTRATION STATEMENT WITH THE SEC THAT DISCUSSES THESE FACTORS IN GREATER DETAIL. WE ASSUME NO OBLIGATION TO UPDATE ANY OF OUR FORWARD-LOOKING STATEMENTS.

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

       NET INCOME

       GS Holdings reported net income for the three months ended March 31, 2001 of $95.6 million compared with net income of $249.5 million for the corresponding period in 2000. Net income for the three months ended March 31, 2000, included a tax benefit of $161.7 million and gains on the early extinguishment of debt, net of tax, of $1.2 million. Net income, excluding these two items, was $86.6 million for the three months ended March 31, 2000.

       FINANCIAL CONDITION

       During the three months ended March 31, 2001, consolidated total assets increased $1.3 billion, to $61.8 billion from December 31, 2000, and total liabilities increased from $57.7 billion to $58.9 billion.

       During the three months ended March 31, 2001, stockholder's equity increased $ 66.9 million to $2.4 billion. The increase in stockholder's equity is principally the result of $95.6 million in net income for the period, a $68.8 million improvement in net unrealized gain/loss, after tax, on securities available for sale and $30.4 million in unrealized loss on securities reclassified from held-to-maturity to available-for-sale, partially offset by $50.0 million in common stock dividends, a $44.6 million transition adjustment recorded upon the adoption of SFAS No. 133 and $37.2 million in net unrealized losses, after tax, on derivatives.

       GS Holdings' and the Bank's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $140.5 million at March 31, 2001 compared with $140.9 million at December 31, 2000. Total non-performing assets as a percentage of the Bank's total assets was 0.23% at both March 31, 2001 and December 31, 2000.

RESULTS OF OPERATIONS

       THREE  MONTHS  ENDED MARCH 31, 2001 VERSUS  THREE  MONTHS ENDED MARCH 31,
2000

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.



                                                                      Three Months Ended March 31, 2001
                                                                 -----------------------------------------
                                                                 Average                           Average
                                                                 Balance          Interest           Rate
                                                                 -------          --------           ----
                                                                             (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)       $ 1,294         $   20             6.09%
     Mortgage-backed securities available for sale                10,769            181             6.72
     Mortgage-backed securities held to maturity                   1,740             37             8.60
     Loans held for sale, net                                      1,136             20             7.09
     Loans receivable, net:
         Residential                                              31,645            570             7.20
         Commercial real estate                                    6,033            128             8.51
         Commercial banking                                          550             12             9.18
         Consumer                                                    860             22             9.95
         Auto                                                      1,637             46            11.40
                                                                 -------         ------
     Loans receivable, net                                        40,725            778             7.65
      FHLB stock                                                   1,379             23             6.78
                                                                 -------         ------
          Total interest-earning assets                           57,043          1,059             7.44%
                                                                                 ------
Noninterest-earning assets                                         3,463
                                                                 -------
          Total assets                                           $60,506
                                                                 =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                    $23,656         $  241             4.13%
     Securities sold under agreements to repurchase (3)            4,166             68             6.52
     Borrowings (3)                                               28,812            440             6.16
                                                                 -------         ------
          Total interest-bearing liabilities                      56,634            749             5.34%
                                                                                 ------
Noninterest-bearing liabilities                                    1,101
Minority interest                                                    495
Stockholder's equity                                               2,276
                                                                 -------
          Total liabilities, minority interest
             and stockholder's equity                            $60,506
                                                                 =======
Net interest income                                                              $  310
                                                                                 ======
Interest rate spread                                                                                2.10%
                                                                                                   =====
Net interest margin                                                                                 2.14%
                                                                                                   =====

Return on average assets                                                                            0.63%
                                                                                                   =====
Return on average total equity                                                                     16.81%
                                                                                                   =====
Average equity to average assets                                                                    3.76%
                                                                                                   =====


                                                                                  Three Months Ended March 31, 2000
                                                                                  ---------------------------------
                                                                               Average                        Average
                                                                               Balance         Interest         Rate
                                                                               -------         --------         ----
                                                                                        (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)                     $ 1,427          $ 22            6.04%
     Mortgage-backed securities available for sale                              13,870           229            6.61
     Mortgage-backed securities held to maturity                                 2,080            39            7.57
     Loans held for sale, net                                                      714            13            7.46
     Loans receivable, net:
         Residential                                                            27,761           478            6.89
         Commercial real estate                                                  5,481           112            8.14
         Commercial banking                                                        491            11            9.45
         Consumer                                                                  694            17            9.76
         Auto                                                                      886            28           12.55
                                                                               -------          ----
     Loans receivable, net                                                      35,313           646            7.32
     FHLB stock                                                                  1,193            18            5.78
                                                                               -------          ----
         Total interest-earning assets                                          54,597           967            7.08%
                                                                                                ----
Noninterest-earning assets                                                       2,763
                                                                               -------
         Total assets                                                          $57,360
                                                                               =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                                  $22,894          $219            3.84%
     Securities sold under agreements to repurchase (3)                          5,709            83            5.75
     Borrowings (3)                                                             25,773           378            5.90
                                                                               -------          ----
         Total interest-bearing liabilities                                     54,376           680            5.03%
                                                                                                ----
Noninterest-bearing liabilities                                                    838
Minority interest                                                                  495
Stockholder's equity                                                             1,651
                                                                               -------
         Total liabilities, minority interest
              and stockholder's equity                                         $57,360
                                                                               =======
Net interest income                                                                             $287
                                                                                                ====
Interest rate spread                                                                                            2.05%
                                                                                                               =====
Net interest margin                                                                                             2.08%
                                                                                                               =====

Return on average assets                                                                                        1.74%
                                                                                                               =====
Return on average equity                                                                                       60.47%
                                                                                                               =====
Average equity to average assets                                                                                2.88%
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



                                                                 Three Months Ended March 31, 2001 vs. 2000
                                                                         Increase (Decrease) Due to
                                                              ------------------------------------------------
                                                                    Volume            Rate            Net
                                                                    ------            ----            ---
INTEREST INCOME:                                                                 (in millions)
     Securities and interest-bearing deposits in banks               $ (2)            $--            $ (2)
     Mortgage-backed securities available for sale                    (52)              4             (48)
     Mortgage-backed securities held to maturity                      (12)             10              (2)
     Loans held for sale, net                                           8              (1)              7
     Loans receivable, net                                            102              30             132
     FHLB stock                                                         3               2               5
                                                                     ----             ---            ----
          Total                                                        47              45              92
                                                                     ----             ---            ----

INTEREST EXPENSE:

     Deposits                                                           6              16              22
     Securities sold under agreements to repurchase                   (29)             14             (15)
     Borrowings                                                        45              17              62
                                                                     ----             ---            ----
          Total                                                        22              47              69
                                                                     ----             ---            ----
                  Change in net interest income                      $ 25             $(2)           $ 23
                                                                     ====             ===            ====


       INTEREST INCOME. Total interest income was $1.1 billion for the three months ended March 31, 2001, an increase of $92.4 million from the three months ended March 31, 2000. Total interest-earning assets for the three months ended March 31, 2001 averaged $57.0 billion, compared to $54.6 billion for the corresponding period in 2000, primarily as a result of increased loan volume, partially offset by a decline in mortgage-backed securities. The yield on total interest-earning assets during the three months ended March 31, 2001 increased to 7.44% from 7.08% for the three months ended March 31, 2000, primarily due to a higher percentage of loans to total earning assets and the lagging effect of the repricing of variable-rate securities at higher rates during the year 2000.

       GS Holdings earned $777.8 million of interest income on loans receivable for the three months ended March 31, 2001, an increase of $131.6 million from the three months ended March 31, 2000. The average balance of loans receivable was $40.7 billion for the three months ended March 31, 2001, compared to $35.3 billion for the same period in 2000. The weighted average rate on loans receivable increased to 7.65% for the three months ended March 31, 2001 from 7.32% for the three months ended March 31, 2000. The increase in the average balance reflects an increase in residential loan origination activity and new auto loan production from the Downey Acquisition. The increase in the weighted average rate is primarily due to the lagging effect of the repricing of variable-rate loans at higher rates during the year 2000, partially offset by lower rates on new purchases of prime auto loans.

       GS Holdings earned $20.1 million of interest income on loans held for sale for the three months ended March 31, 2001, an increase of $6.8 million from the three months ended March 31, 2000. The average balance of loans held for sale was $1.1 billion for the three months ended March 31, 2001, an increase of $0.4 billion from the comparable period in 2000, primarily attributed to increased originations. The weighted average rate on loans held for sale decreased to 7.09% for the three months ended March 31, 2001 from 7.46% for the three months ended March 31, 2000, primarily due to declining market interest rates.

       Interest income on mortgage-backed securities available for sale was $181.0 million for the three months ended March 31, 2001, a decrease of $48.1 million from the three months ended March 31, 2000. The average portfolio balance decreased $3.1 billion, to $10.8 billion, for the three months ended March 31, 2001 compared to the same period in 2000. The weighted average yield on these assets increased from 6.61% for the three months ended March 31, 2000 to 6.72% for the three months ended March 31, 2001. The decrease in the volume is mainly attributed to payments and sales of mortgage-backed securities. The increase in the weighted average yield is primarily due to a lagging effect of the repricing of variable-rate securities at higher rates during the year 2000.

       Interest income on mortgage-backed securities held to maturity was $37.4 million for the three months ended March 31, 2001, a decrease of $2.0 million from the three months ended March 31, 2000. The average portfolio balance decreased $0.3 billion, to $1.7 billion, for the three months ended March 31, 2001 compared to the same period in 2000, primarily due to the run-off of existing portfolios. The run-off in these securities was replaced with the origination and purchase of whole loans instead of additional mortgage-backed securities. The weighted average rates for the three months ended March 31, 2001 and 2000 were 8.60% and 7.57% respectively. The increase in the weighted average rate is primarily the result of a lagging effect of the repricing of variable-rate securities at higher rates during the year 2000.

       Interest income on securities and interest-bearing deposits in other banks was $19.7 million for the three months ended March 31, 2001, a decrease of $1.9 million from the three months ended March 31, 2000. The average portfolio balance was $1.3 billion and $1.4 billion for the three months ended March 31, 2001 and 2000, respectively. The higher weighted average rate of 6.09% for the three months ended March 31, 2001 compared to 6.04% for the three months ended March 31, 2000 is primarily due to prepayment of lower rate securities.

       Dividends on FHLB stock were $23.0 million for the three months ended March 31, 2001, an increase of $5.9 million from the three months ended March 31, 2000. The average balance outstanding during the three months ended March 31, 2001 and 2000 was $1.4 billion and $1.2 billion, respectively. The weighted average dividend on FHLB stock increased to 6.78% for the three months ended March 31, 2001 from 5.78% for the three months ended March 31, 2000. The increase in the average balance and weighted average yield is due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances and an increase in the dividend rate on FHLB stock.

       INTEREST EXPENSE. Total interest expense was $748.6 million for the three months ended March 31, 2001, an increase of $69.0 million from the three months ended March 31, 2000. The increase is primarily the result of additional borrowings under FHLB advances and deposits used to fund loans and offset the reduction in securities sold under agreements to repurchase.

       Interest expense on deposits, including Brokered Deposits, was $240.8 million for the three months ended March 31, 2001, an increase of $22.0 million from the three months ended March 31, 2000. The average balance of deposits outstanding increased from $22.9 billion for the three months ended March 31, 2000 to $23.7 billion for the three months ended March 31, 2001. The increase in the average balance is primarily attributed to increases in the average balances of custodial accounts, certificates of deposit, and retail customer checking and money market accounts, partially offset by a decline in savings account balances. The overall weighted average cost of deposits increased to 4.13% for the three months ended March 31, 2001 from 3.84% for the three months ended March 31, 2000, primarily due to a higher average balance of higher rate certificates of deposit in 2001.

       Interest expense on securities sold under agreements to repurchase totalled $67.9 million for the three months ended March 31, 2001, a decrease of $15.0 million from the three months ended March 31, 2000. The average balance of such borrowings for the three months ended March 31, 2001 and 2000 was $4.2 billion and $5.7 billion, respectively. The weighted average interest rate on these instruments increased to 6.52% for the three months ended March 31, 2001 from 5.75% for the three months ended March 31, 2000, primarily due to maturities of lower rate fixed-rate borrowings during the first quarter of 2001.

       Interest expense on borrowings totalled $439.8 million for the three months ended March 31, 2001, an increase of $62.0 million from the three months ended March 31, 2000. The average balance outstanding for the three months ended March 31, 2001 and 2000 was $28.8 billion and $25.8 billion, respectively. The weighted average interest rate on these instruments increased to 6.16% for the three months ended March 31, 2001 from 5.90% for the three months ended March 31, 2000. The changes in the average volume and weighted average rate reflect the increase in FHLB advances at market interest rates used to fund loans and purchases of mortgage-backed securities.

       NET INTEREST INCOME. Net interest income was $310.5 million for the three months ended March 31, 2001, an increase of $23.4 million from the three months ended March 31, 2000. The interest rate spread increased to 2.10% for the three months ended March 31, 2001 from 2.05% for the three months ended March 31, 2000, primarily as a result of maturities and repayments of higher rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively lower rates. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment and the repricing of variable-rate assets.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, net, customer banking fees and gains on sales of assets, was $59.2 million for the three months ended March 31, 2001, representing a decrease of $48.9 million from the three months ended March 31, 2000.

       Loan servicing fees for the Company, net of amortization of MSRs, pass-through interest expense and net unrealized losses on MSR derivatives, were $26.7 million of net expense for the three months ended March 31, 2001, compared to $42.8 million in income for the three months ended March 31, 2000. The following table details the components of loan servicing fees, net (in thousands):


                                                                               For the Quarter Ended March 31,
                                                                               -------------------------------
                                                                                  2001                2000
                                                                                  ----                ----
       Components of loan servicing fees, net:
              Loan servicing fees                                               $113,242             $91,542
              Amortization of mortgage servicing rights                          (58,415)            (46,667)
              Pass-through interest expense                                       (6,884)             (2,083)
              SFAS No. 133 net gain on MSRs/MSR derivatives                        2,405                  --
              SFAS No. 140 MSR valuation provision                               (77,000)                 --
                                                                                --------             -------
                  Total loan servicing fees, net                                $(26,652)            $42,792
                                                                                ========             =======

       As the table reflects, loan servicing fees on an absolute basis increased $21.7 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees, partially offset by the impact of higher repayment rates. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $76.2 billion at March 31, 2000 to $83.4 billion at March 31, 2001. The annualized runoff rate on the Company's portfolio of mortgages serviced for others was 20.8% in the first quarter of 2001 compared to 10.8% during the same period in 2000. This runoff rate also influences MSR amortization, which increased $11.8 million in the first quarter of 2001 over the same period in 2000; the MSR amortization rate averaged 16.8% during the first quarter ended March 31, 2001 compared to 13.9% during the same period in 2000. MSR amortization was also affected by a higher average MSR basis during the first quarter ended March 31, 2001. Pass-through interest expense increased $4.8 million (230%) year over year, also influenced by higher runoff rates. Servicing fee income includes a $2.4 million pre-tax gain from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. Finally, the Company's estimated fair value in four of its ten MSR tranches was below book value as of March 31, 2001. As a result, a $77 million pre-tax valuation provision was recorded. On an aggregate basis, at March 31, 2001 after recording the provision, the fair value of the MSRs is $43.3 million higher than book value. This compares to $81.5 million in aggregate excess value at December 31, 2000.

       Customer banking fees were $51.3 million for the three months ended March 31, 2001 compared to $48.7 million for the three months ended March 31, 2000. The increase is primarily attributed to increased emphasis by management on transaction account growth.

       Gain on sale, settlement and transfer of loans, net totalled $4.9 million for the three months ended March 31, 2001, a decrease of $1.7 million from the three months ended March 31, 2000. Gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $0.5 million lower in 2001 compared to 2000. During the three months ended March 31, 2001, California Federal sold $1.5 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $1.1 billion of such sales for the corresponding period in 2000. The overall reduction in the rate of gain on sale relates to channel and product mix differences during the two periods.

       Gain on the non-monetary exchange of Star Systems common stock for Concord EFS common stock occurred in the first quarter of 2001 as a result of Concord's acquisition of Star. The Star stock had no cost basis on the Company's balance sheet, giving rise to the gain upon the exchange. The stock is now carried as an available for sale security.

       NONINTEREST EXPENSE. Total noninterest expense was $231.1 million for the three months ended March 31, 2001, an increase of $7.9 million compared to the three months ended March 31, 2000. Noninterest expense for the three months ended March 31, 2001 included increases of $10.0 million in compensation expense, $1.8 million in foreclosed real estate operations, net and $0.5 million in occupancy and equipment expense. These increases were partially offset by decreases of $3.9 million in professional fees and $1.5 million in amortization of intangible assets.

       Compensation and employee benefits expense was $117.7 million for the three months ended March 31, 2001, an increase of $10.0 million from the three months ended March 31, 2000. The increase is primarily attributed to normal salary adjustments, coupled with a slight increase in FTE year over year. In addition, the Company has experienced an increase in group insurance and other benefit costs that it has elected not to pass on to its employees.

       Occupancy and equipment expense was $37.9 million for the three months ended March 31, 2001, an increase of $0.5 million from the three months ended March 31, 2000, primarily due to an increase in depreciation expense related to additional computer equipment and furniture, as well as increased electricity rates and higher contract maintenance fees.

       Professional fees were $4.8 million for the three months ended March 31, 2001, a decrease of $3.9 million from the three months ended March 31, 2000, primarily due to an overall reduction in consulting and legal expenses for the Company.

       Foreclosed real estate operations, net totalled $0.4 million in income for the three months ended March 31, 2001, compared to $2.2 million during the comparable period in 2000, primarily due to fewer gains on sale of REO properties during 2001.

       Amortization of intangible assets was $14.9 million for the three months ended March 31, 2001, a decrease of $1.5 million from the three months ended March 31, 2000, primarily attributed to a reduction in the goodwill balance due to the reversal of Old California Federal state deferred taxes.

       PROVISION FOR INCOME TAX. During the three months ended March 31, 2001, GS Holdings recorded net income tax expense of $36.2 million, which included a net tax benefit of $25.8 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

       During the three months ended March 31, 2000, GS Holdings recorded gross income tax expense of $78.8 million, which was more than offset by a tax benefit of $161.7 million, for a net income tax benefit of $82.9 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco Holdings', including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the three-month period ended March 31, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million.

       GS Holdings' effective federal tax rate was 48% during the three months ended March 31, 2001 and (56)% during the three months ended March 31, 2000, while its federal statutory tax rate was 35% during both periods. In 2001, the difference between the effective and statutory rate was primarily the result of additional federal tax liability recorded in conjunction with a reduction in the accrued state tax liability, and non-deductible goodwill amortization. In 2000, the difference between the effective and statutory rates was the result of the reduction in the deferred tax asset valuation allowance, partially offset by nondeductible goodwill amortization. GS Holdings' effective state tax rate was
(22)% and 8% during the three months ended March 31, 2001 and 2000, respectively. The effective state tax rate declined during 2001 as a result of a reduction in the accrued state tax liability.

       MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $11.4 million were recorded during each of the three months ended March 31, 2001 and 2000. Minority interest expense for the three months ended March 31, 2001 and 2000 relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.7 million and $4.8 million, respectively, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

       IMPACT OF SFAS NO. 133. On January 1, 2001, the Company  adopted SFAS No.
133. In connection with the adoption of this pronouncement, the Company reclassified $1.2 billion in securities from held-to-maturity to available-for-sale, which had the effect of improving the OCI component of stockholder's equity by $30.4 million. The pronouncement impacted several other areas of the financial statements, as summarized below (debit/(credit); in thousands):



                                              Assets                    Liabilities and Equity            Pre-tax Earnings
                                   -----------------------------    -----------------------------      ---------------------
                                   Loans                                         Taxes-                  Loan    (Gain)/Loss
                                    Held   Residential Derivative  Derivative    Other                 Servicing  on Sale of
                                  for Sale    MSRs       Assets    Liabilities Liabilities    OCI      Fees, net     Loans
                                  --------    ----       ------    ----------- -----------    ---      ---------     -----
Transfer hedge component
    of MSR balance                $   --   $ (95,013)   $ 95,013   $      --     $    --    $    --    $    --      $    --


Transition adjustment (record
    initial fair values):
    MSRs and MSR hedges               --     (69,754)     78,610      (8,856)         --         --         --           --
    Warehouse loans and
      pipeline hedges              3,834          --       2,911      (5,696)         --         --         --       (1,049)
    Cash flow (balance sheet)
      hedges - swaps                  --          --          --     (75,482)     30,835     44,647         --           --
                                  ------------------------------------------------------------------------------------------
JANUARY 1, 2001
    TRANSITION ENTRIES             3,834    (164,767)    176,534     (90,034)     30,835     44,647         --       (1,049)

Fair value adjustments:
    MSRs and MSR hedges              --      (31,192)     25,324       8,273          --         --     (2,405)          --
    Warehouse loans and
      pipeline hedges              1,405          --         113      (2,656)         --         --         --        1,138
    Cash flow (balance sheet)
      hedges - swaps                  --          --          --     (62,885)     25,688     37,197         --           --
                                  ------------------------------------------------------------------------------------------
FAIR VALUE ADJUSTMENTS -
    FIRST QUARTER 2001             1,405     (31,192)     25,437     (57,268)     25,688     37,197     (2,405)       1,138

Other First Quarter 2001
    Activity:
    MSR hedge additions               --          --     121,967         --           --         --         --           --
    MSR hedge sales and
      maturities                      --          --    (133,712)        --           --         --         --           --
    MSR hedge receipts
      and payments                    --        (121)     14,437      (4,431)         --         --         --           --
                                  ------------------------------------------------------------------------------------------
OTHER ACTIVITY -
    FIRST QUARTER 2001                --        (121)      2,692      (4,431)         --         --         --           --
                                  ------------------------------------------------------------------------------------------

TOTAL IMPACT FROM
    SFAS NO. 133 -
    FIRST QUARTER 2001            $5,239   $(196,080)   $204,663   $(151,733)    $56,523    $81,844    $(2,405)     $    89
                                  ==========================================================================================


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       CALIFORNIA FEDERAL GOODWILL LITIGATION

       The Bank is the plaintiff in a lawsuit against the Government, the California Federal Goodwill Litigation. In the California Federal Goodwill Litigation, the Bank alleged, among other things, that the Government breached certain contractual commitments regarding the computation of its regulatory capital for which the Bank sought damages and restitution. The Bank's claims arose from changes, mandated by FIRREA, with respect to the rules for computing Old California Federal's regulatory capital.

       In late 1997, a Claims Court Judge ruled in favor of the Bank's motion for partial summary judgment as to the Government's liability to the Bank for breach of contract, and a formal order in that regard was subsequently issued. In late 1998, a second Claims Court Judge ruled that California Federal could not meet its burden for proving lost profit damages and ordered that the case proceed to trial on the damage issue of restitution and reliance.

       On April 16, 1999, the Claims Court issued its decision on the damages claim against the Government in the California Federal Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $23.4 million. The summary judgment liability decision by the first Claims Court Judge was appealed by the Government, and the damage award by the second Claims Court Judge was appealed by the Bank.

       On April 3, 2001, the Court of Appeals for the Federal Circuit upheld the summary judgment liability decision and ruled that California Federal be allowed to present evidence regarding damages incurred under the lost profits theory. The Bank intends to vigorously pursue its claim against the Government.

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

       On February 16, 2001 the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. Oral argument before the trial court on that issue is scheduled to take place on June 21, 2001. The Bank continues to vigorously pursue its case for damages against the Government.

       BARTOLD V. GLENDALE FEDERAL BANK ET AL

       On September 18, 1995, four plaintiffs commenced an action in Superior Court of California, County of Orange, alleging that the defendants Glendale Federal, to which the Bank is a successor by merger, and Verdugo, a wholly owned subsidiary of the Bank, failed timely to record their release of the mortgage interest following payoffs of residential mortgage loans and, in at least some instances, improperly required borrowers to pay fees for these releases. The plaintiffs' complaint seeks relief for the named plaintiffs, as well as purportedly for all others similarly situated in California and throughout the United States and the general public, on causes of action for violation of California Civil Code Section 2941 and California Business and Professions Code
Section 17200, breach of contract, fraud and unjust enrichment. The plaintiffs seek statutory damages of $300 for each supposed, separate violation of Section 2941 by Glendale Federal and Verdugo, restitution, punitive damages, injunctive relief and attorney's fees, among other things.

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



       (b)    Reports on Form 8-K:

              None.

                            GLOSSARY OF DEFINED TERMS

APB - Accounting Principles Board
APB OPINION NO. 25 - Accounting for Stock Issued to Employees
AUTO ONE - Auto One Acceptance Corporation
BANK - California Federal Bank
BROKERED DEPOSITS - Issued  certificates  of deposit  through  direct  placement programs and national investment banking firms
CALFED  ACQUISITION  - Agreement  and Plan of Merger among FN Holdings,  Cal Fed
     Bancorp Inc. and California Federal Bank, A Federal Savings Bank. FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old
     California  Federal,   and  First  Nationwide  merged  with  and  into  Old
     California Federal in January 1997
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA  FEDERAL  GOODWILL  LITIGATION  -  California  Federal Bank v. United
     States, Civil Action 92-138
CLAIMS COURT - United States Court of Federal Claims
COMPANY - Golden State Holdings Inc.
CONVERTIBLE  SUBORDINATED  DEBENTURES  DUE 2001 - In  1986,  Cal Fed  Inc.,  Old
     California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001
DIG - Derivatives Implementation Group
DOWNEY  ACQUISITION  -  Auto  One's  acquisition  of  the  Downey  Auto  Finance
     Corporation in February, 2000
EITF - Emerging Issues Task Force
EITF NO. 99-20 - Recognition of Interest  Income and Impairment on Purchased and
     Retained Beneficial Interests in Securitized Financial Assets
FASB - Financial Accounting Standards Board
FHLB - Federal Home Loan Bank
FHLB System - Federal Home Loan Bank System
FIRREA - Financial Institutions Reform, Recovery and Enforcement Act of 1989 and
     its implementing regulations
FN HOLDINGS - First Nationwide Holdings Inc.
FN HOLDINGS  ASSET  TRANSFER  - FN  Holdings  contributed  all of  its  assets
     (including all of the common stock of the Bank) to GS Holdings in September 1998
FNMC - First Nationwide Mortgage Corporation
FTE - Full-time equivalent staff
GAAP - generally accepted accounting principles
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL  LITIGATION  - Glendale  Federal  Bank v. United  States,  No.
     90-772C
GLEN FED MERGER - Glendale  Federal  Bank  merged  with and into the Bank
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE  ACQUISITION - FN Holdings Asset Transfer,  Holding Company Mergers
     and Glen Fed Merger, collectively
GOVERNMENT - United States Government
GS ESCROW MERGER - GS Escrow was merged  with and  into GS Holdings, pursuant to a merger  agreement  by and between GS Escrow and GS Holdings in  September
     1998
GS HOLDINGS - Golden State Holdings Inc.
HOLDING  COMPANY  MERGERS  - FN  Holdings  merged  with  and into  Golden  State
     Financial Corporation, which owned all of the common stock of Glendale Federal
IO - Interest only
LIBOR - London Interbank Offered Rate
LTW - Litigation Tracking Warrant
MAFCO HOLDINGS - Mafco Holdings Inc.
MSR - Mortgage servicing rights

OLD CALIFORNIA  FEDERAL - California Federal Bank,  A Federal Savings Bank prior to the Cal Fed Acquisition
OCI - Other comprehensive income
PO - Principal only
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable Preferred Stock, Series
     A, issued by California  Federal Preferred  Capital  Corporation in January
     1996
REPOS - short-term securities sold under agreements to repurchase
SFAS - Statement of Financial Accounting Standards
SFAS NO. 125 - Accounting  for Transfers  and Servicing of Financial  Assets and
     Extinguishment of Liabilities
SFAS NO. 133 - Accounting for Derivative Instruments and Hedging Activities
SFAS NO. 140 - Accounting  for Transfers  and Servicing of Financial  Assets and
     Extinguishments of Liabilities
STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
VERDUGO - Verdugo Trustee Service Corporation

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



May 9, 2001
                                    Page 32