Form 10-Q
period 2001-06-30
GOLDEN STATE HOLDINGS INC
filed 2001-08-10
CIK 1071000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2001
                               -------------------------------------------------

                                       or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         N/A             to           N/A
                               ---------------------        --------------------

Commission File Number:                       333-64597
                        --------------------------------------------------------

                            Golden State Holdings Inc.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                                  95-4669792
------------------------------------------- ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  135 Main Street, San Francisco, CA                           94105
-------------------------------------------------  -----------------------------
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

     The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on July 31, 2001: 1,000 shares.

     Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures, as permitted by General Instruction H (2).

                           GOLDEN STATE HOLDINGS INC.
                     SECOND QUARTER 2001 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements

              Unaudited Consolidated Balance Sheets
              June 30, 2001 and December 31, 2000............................ 3

              Unaudited Consolidated Statements of Income
              Six Months Ended June 30, 2001 and 2000........................ 4

              Unaudited Consolidated Statements of Income
              Three Months Ended June 30, 2001 and 2000...................... 5

              Unaudited Consolidated Statements of Comprehensive Income
              Six Months Ended June 30, 2001 and 2000........................ 6

              Unaudited Consolidated Statements of Comprehensive Income
              Three Months Ended June 30, 2001 and 2000...................... 7

              Unaudited Consolidated Statement of Stockholder's Equity
              Six Months Ended June 30, 2001................................. 8

              Unaudited Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2001 and 2000........................ 9

              Notes to Unaudited Consolidated Financial Statements...........11

     Item 2.     Management's Narrative Analysis of Results of Operations....24

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk.. *

PART II.         OTHER INFORMATION

     Item 1.     Legal Proceedings...........................................43

     Item 2.     Changes in Securities....................................... *

     Item 3.     Defaults Upon Senior Securities............................. *

     Item 4.     Submission of Matters to a Vote of Security Holders......... *

     Item 5.     Other Information...........................................44

     Item 6.     Exhibits and Reports on Form 8-K............................44

     Glossary of Defined Terms...............................................45

     Signatures..............................................................47

* Item 3 of Part I and Items 2, 3 and 4 of Part II are not included as per conditions met by Registrant set forth in General Instruction H (1) (a) and
     (b) of Form 10-Q.

     Golden State Holdings Inc. is a wholly owned subsidiary of Golden State Bancorp Inc. For more information, refer to Golden State Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                 June 30,         December 31,
                          ASSETS                                                   2001                2000
                          ------                                               -----------        ------------
    Cash and due from banks                                                    $   779,750        $   697,441
    Interest-bearing deposits in other banks                                        30,105                123
    Short-term investments                                                          78,730             85,510
                                                                               -----------        -----------
           Cash and cash equivalents                                               888,585            783,074

    Securities available-for-sale, at fair value                                   160,594            637,070
    Securities held-to-maturity                                                    445,008            587,503
    Mortgage-backed securities available-for-sale, at fair value                 9,610,187          9,866,823
    Mortgage-backed securities held-to-maturity                                  1,589,039          2,886,612
    Loans held for sale, net                                                     2,304,092            845,763
    Loans receivable, net                                                       41,316,066         39,592,814
    Investment in FHLB System                                                    1,406,933          1,361,066
    Premises and equipment, net                                                    284,272            290,899
    Foreclosed real estate, net                                                     21,489             19,080
    Accrued interest receivable                                                    341,813            364,414
    Intangible assets (net of accumulated amortization of $276,030
         at June 30, 2001 and $246,150 at December 31, 2000)                       661,408            691,288
    Mortgage servicing rights, net of valuation allowance                        1,513,557          1,559,323
    Derivative assets                                                              193,430                 --
    Other assets                                                                   567,317          1,029,082
                                                                               -----------        -----------
           Total assets                                                        $61,303,790        $60,514,811
                                                                               ===========        ===========

           LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY
           -------------------------------------------------------

    Deposits                                                                   $24,365,511        $23,462,372
    Securities sold under agreements to repurchase                               3,914,931          4,511,309
    Borrowings                                                                  28,753,608         28,800,557
    Derivative liabilities                                                         126,624                 --
    Other liabilities                                                            1,161,855            942,397
                                                                               -----------        -----------
             Total liabilities                                                  58,322,529         57,716,635
                                                                               -----------        -----------

    Commitments and contingencies                                                       --                 --

    Minority interest                                                              500,000            500,000

    Stockholder's equity:
         Common stock, $1.00 par value, 1,000 shares authorized,
             issued and outstanding                                                      1                  1
         Additional paid-in capital                                              1,568,097          1,564,821
         Accumulated other comprehensive loss                                      (60,753)           (91,405)
         Retained earnings (substantially restricted)                              973,916            824,759
                                                                               -----------        -----------
             Total stockholder's equity                                          2,481,261          2,298,176
                                                                               -----------        -----------
             Total liabilities, minority interest and stockholder's equity     $61,303,790        $60,514,811
                                                                               ===========        ===========

    See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                                                Six Months Ended June 30,
                                                                                                --------------------------
                                                                                                   2001            2000
                                                                                                ----------      ----------
Interest income:
     Loans receivable                                                                           $1,541,014      $1,343,507
     Mortgage-backed securities available-for-sale                                                 344,977         435,545
     Mortgage-backed securities held-to-maturity                                                    70,983          90,836
     Loans held for sale                                                                            52,676          28,686
     Securities available-for-sale                                                                  14,575          32,975
     Securities held-to-maturity                                                                    16,452           9,482
     Interest-bearing deposits in other banks                                                          539           3,384
     Dividends on FHLB stock                                                                        45,372          45,110
                                                                                                ----------      ----------
         Total interest income                                                                   2,086,588       1,989,525
                                                                                                ----------      ----------

Interest expense:
     Deposits                                                                                      464,489         443,146
     Securities sold under agreements to repurchase                                                121,392         172,734
     Borrowings                                                                                    853,847         796,225
                                                                                                ----------      ----------
         Total interest expense                                                                  1,439,728       1,412,105
                                                                                                ----------      ----------
         Net interest income                                                                       646,860         577,420
                                                                                                ----------      ----------
Provision for loan losses                                                                               --              --
                                                                                                ----------      ----------
         Net interest income after provision for loan losses                                       646,860         577,420
                                                                                                ----------      ----------

Noninterest income:
     Loan servicing fees, net                                                                       (6,906)         85,823
     Customer banking fees and service charges                                                     105,820          98,724
     Gain on sale, settlement and transfer of loans, net                                            21,885          27,062
     Gain (loss) on sale of assets, net                                                             16,221         (16,036)
     Other income                                                                                   36,440          17,804
                                                                                                ----------      ----------
         Total noninterest income                                                                  173,460         213,377
                                                                                                ----------      ----------

Noninterest expense:
     Compensation and employee benefits                                                            231,197         214,948
     Occupancy and equipment                                                                        77,801          73,508
     Professional fees                                                                              14,650          17,606
     Loan expense                                                                                    8,569           9,234
     Foreclosed real estate operations, net                                                           (853)         (3,378)
     Amortization of intangible assets                                                              29,880          31,907
     Other expense                                                                                 111,164         103,012
                                                                                                ----------      ----------
         Total noninterest expense                                                                 472,408         446,837
                                                                                                ----------      ----------

Income before income taxes,  minority interest, extraordinary items and
     cumulative effect of change in accounting principle                                           347,912         343,960
Income tax expense (benefit)                                                                       123,709          (7,890)
Minority interest                                                                                   13,494          13,394
                                                                                                ----------      ----------
         Income before extraordinary items and cumulative effect of change in
            accounting principle                                                                   210,709         338,456
 Extraordinary items - gains on early extinguishment of debt,
     net of applicable taxes of $2,083 in 2000                                                          --           3,014
Cumulative effect of change in accounting principle, net of applicable taxes of $1,072 in           (1,552)             --
                                                                                                ----------      ----------
         Net income                                                                             $  209,157      $  341,470
                                                                                                ==========      ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                                                Three Months Ended June 30,
                                                                                                ---------------------------
                                                                                                   2001             2000
                                                                                                ----------       ----------
Interest income:
     Loans receivable                                                                           $  763,224       $  697,314
     Mortgage-backed securities available-for-sale                                                 163,994          206,483
     Mortgage-backed securities held-to-maturity                                                    33,572           51,457
     Loans held for sale                                                                            32,549           15,368
     Securities available-for-sale                                                                   3,795           13,972
     Securities held-to-maturity                                                                     7,951            7,331
     Interest-bearing deposits in other banks                                                          120            2,983
     Dividends on FHLB stock                                                                        22,326           27,963
                                                                                                ----------       ----------
         Total interest income                                                                   1,027,531        1,022,871
                                                                                                ----------       ----------

Interest expense:
     Deposits                                                                                      223,652          224,354
     Securities sold under agreements to repurchase                                                 53,447           89,828
     Borrowings                                                                                    414,044          418,372
                                                                                                ----------       ----------
         Total interest expense                                                                    691,143          732,554
                                                                                                ----------       ----------
         Net interest income                                                                       336,388          290,317
                                                                                                ----------       ----------
Provision for loan losses                                                                               --               --
         Net interest income after provision for loan losses                                       336,388          290,317
                                                                                                ----------       ----------

Noninterest income:
     Loan servicing fees, net                                                                       19,746           43,031
     Customer banking fees and service charges                                                      54,559           50,065
     Gain on sale, settlement and transfer of loans, net                                            16,961           20,400
     Gain (loss) on sale of assets, net                                                             15,782          (16,455)
     Other income                                                                                    7,181            8,238
                                                                                                ----------       ----------
         Total noninterest income                                                                  114,229          105,279
                                                                                                ----------       ----------

Noninterest expense:
     Compensation and employee benefits                                                            113,462          107,194
     Occupancy and equipment                                                                        39,951           36,137
     Professional fees                                                                               9,802            8,850
     Loan expense                                                                                    4,367            5,274
     Foreclosed real estate operations, net                                                           (455)          (1,145)
     Amortization of intangible assets                                                              14,940           15,464
     Other expense                                                                                  59,203           51,814
                                                                                                ----------       ----------
         Total noninterest expense                                                                 241,270          223,588
                                                                                                ----------       ----------

Income before income taxes,  minority interest, extraordinary items and
     cumulative effect of change in accounting principle                                           209,347          172,008
Income tax expense                                                                                  87,526           75,057
Minority interest                                                                                    6,747            6,795
                                                                                                ----------       ----------
         Income before extraordinary items and cumulative effect of change in
             accounting principle                                                                  115,074           90,156
Extraordinary items - gains on early extinguishment of debt, net of applicable
     taxes of $1,204 in 2000                                                                            --            1,808
Cumulative effect of change in accounting principle, net of applicable taxes of                     (1,552)              --
     $1,072 in 2001                                                                             ----------       ----------
         Net income                                                                             $  113,522       $   91,964
                                                                                                ==========       ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                              Six Months Ended June 30,
                                                                             ---------------------------
                                                                               2001               2000
                                                                             --------           --------
     Net income                                                              $209,157           $341,470

     Other comprehensive income (loss), net of tax:
         Unrealized holding gain (loss) on securities available-for-sale:
            Unrealized holding gain (loss) arising during the period           98,165            (19,427)
            Less: reclassification adjustment for (gain) loss
               included in net income                                          (9,572)            10,846
                                                                             --------           --------
                                                                               88,593             (8,581)
         Amortization of market adjustment for securities
            transferred from available-for-sale to held-to-maturity             3,466                670

         Transition adjustment upon adoption of SFAS No. 133                  (44,647)                --

         Change in fair value of derivatives used for cash flow hedges,
            net of applicable taxes of $11,574                                (16,760)                --
                                                                             --------           --------

     Other comprehensive income (loss)                                         30,652            (7,911)
                                                                             --------           --------

      Comprehensive income                                                   $239,809           $333,559
                                                                             ========           ========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                               Three Months Ended June 30,
                                                                               ---------------------------
                                                                                 2001              2000
                                                                               --------          --------
    Net income                                                                 $113,522          $ 91,964

    Other comprehensive income, net of tax:
        Unrealized holding (loss) gain on securities available-for-sale:
           Unrealized holding (loss) gain arising during the period              (1,050)            1,118
           Less: reclassification adjustment for (gain) loss included
               in net income                                                     (9,490)           10,846
                                                                                -------          --------
                                                                                (10,540)           11,964
        Amortization of market adjustment for securities
           transferred from available-for-sale to held-to-maturity                1,989               670

        Change in fair value of derivatives used for cash flow hedges,
           net of applicable taxes of $14,114                                    20,437                --
                                                                               --------          --------

    Other comprehensive income                                                   11,886            12,634
                                                                               --------          --------

     Comprehensive income                                                      $125,408          $104,598
                                                                               ========          ========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)
                                 (in thousands)

                                                                         Accumulated Other                Retained
                                                    Additional      Comprehensive (Loss) Income           Earnings         Total
                                            Common   Paid-in     -----------------------------------  (Substantially   Stockholder's
                                             Stock   Capital     Securities  Derivatives    Total       Restricted)       Equity
                                             -----   -------     ----------  -----------    -----       -----------       ------
Balance at December 31, 2000                  $1    $1,564,821   $(91,405)     $    --    $(91,405)      $824,759       $2,298,176

Net income                                    --            --         --           --          --        209,157          209,157
 Change in net unrealized holding gain
    (loss) on securities available-for-sale   --            --     58,219           --      58,219             --           58,219
 Change in net unrealized holding loss
    on derivatives                            --            --         --      (16,760)    (16,760)            --          (16,760)
Amortization of unrealized holding
    loss on securities held-to-maturity       --            --      3,466           --       3,466             --            3,466
Unrealized loss on securities reclassified
    to available-for-sale, net of tax         --            --     30,374           --      30,374             --           30,374
Transition adjustment upon adoption
    of SFAS No. 133                           --            --         --      (44,647)    (44,647)            --          (44,647)
Dividends to parent                           --            --         --           --          --        (60,000)         (60,000)
Impact of Golden State restricted
    common stock                              --         2,531         --           --          --             --            2,531
Tax benefits on exercise of stock options     --           745         --           --          --             --              745
                                              --    ----------   --------      -------    --------       --------       ----------

Balance at June 30, 2001                      $1    $1,568,097   $    654      $61,407    $(60,753)      $973,916       $2,481,261
                                              ==    ==========   ========      =======    ========       ========       ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                                Six Months Ended June 30,
                                                                             -----------------------------
                                                                                 2001              2000
                                                                             ------------      -----------
  Cash flows from operating activities:
  Net income                                                                 $    209,157      $   341,470
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangible assets                                             29,880           31,907
     Amortization (accretion) of purchase accounting premiums and
         discounts, net                                                             4,308             (343)
     Accretion of discount on borrowings                                              573              535
     Amortization of mortgage servicing rights                                    147,013           97,236
     (Gain) loss on sale of assets, net                                           (16,221)          16,036
     Gain on sale of foreclosed real estate, net                                   (1,717)          (6,324)
     Loss on sale, settlement and transfer of loans, net                          109,487           27,416
     Capitalization of originated mortgage servicing rights                      (131,372)         (54,478)
     Extraordinary items - gains on early extinguishment of debt, net                  --           (3,014)
     Depreciation and amortization of premises and equipment                       26,084           23,766
     Amortization of deferred debt issuance costs                                   3,676            3,674
     FHLB stock dividends                                                         (45,372)         (45,110)
     Purchases and originations of loans held for sale                         (7,060,801)      (2,289,613)
     Net proceeds from the sale of loans held for sale                          5,478,985        2,156,218
     Change in fair value of MSRs/MSR derivatives                                  (8,957)              --
     MSR valuation provision                                                       77,000               --
     Decrease (increase) in other assets                                          367,547          (53,679)
     Decrease (increase) in accrued interest receivable                            22,601          (22,913)
     Increase in other liabilities                                                332,142          210,338
     Amortization of deferred compensation expense - Golden State
         restricted common stock                                                      992            1,103
     Reduction in accrued liability for state income taxes                        (25,805)              --
     Minority interest: other                                                      13,494           13,394
     Other operating activity                                                          35               --
                                                                             ------------      -----------
         Net cash (used) provided by operating activities                    $   (467,271)     $   447,619
                                                                             ------------      -----------


                                                                                                (Continued)


See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                               Six Months Ended June 30,
                                                                             ------------------------------
                                                                                 2001              2000
                                                                             ------------      ------------
Cash flows from investing activities:
     Downey Acquisition                                                      $         --      $   (379,314)
     Purchases of securities available-for-sale                                   (12,202)          (33,082)
     Proceeds from maturities of securities available-for-sale                    586,733            35,469
     Purchases of securities held-to-maturity                                      (4,992)           (1,734)
     Principal payments and proceeds from maturities
        of securities held-to-maturity                                             68,363            23,809
     Purchases of mortgage-backed securities available-for-sale                  (120,810)          (58,340)
     Principal payments on mortgage-backed securities available-for-sale        1,290,937           953,057
     Principal payments on mortgage-backed securities held-to-maturity            229,638           188,014
     Proceeds from sales of mortgage-backed securities available-for-sale         304,365           480,159
     Proceeds from sales of loans                                                  51,358            32,820
     Net decrease (increase) in loans receivable                                  557,082        (3,304,202)
     Purchases of loans receivable                                             (2,349,144)         (811,740)
     Purchases of FHLB stock, net                                                 (23,193)         (107,570)
     Purchases of premises and equipment                                          (20,485)          (20,201)
     Proceeds from disposal of premises and equipment                               6,639               719
     Proceeds from sales of foreclosed real estate                                 17,131            48,641
     Purchases of mortgage servicing rights                                      (128,085)         (173,109)
     Hedge receipts                                                               (14,533)           (6,025)
     Purchases of derivatives                                                    (272,589)          (24,739)
     Proceeds from sales of derivatives                                           215,420            11,875
     Proceeds from sales of mortgage servicing rights                                  --               689
                                                                             ------------      ------------
        Net cash provided (used )in investing activities                          381,633        (3,144,804)
                                                                             ------------      ------------
Cash flows from financing activities:
     Net increase in deposits                                                     903,555           228,661
     Proceeds from additional borrowings                                       59,921,714        20,055,022
     Principal payments on borrowings                                         (59,964,993)      (17,531,143)
     Net (decrease) increase in securities sold under agreements to
        repurchase                                                               (596,378)          127,798
     Dividends on common stock                                                    (60,000)          (71,000)
     Dividends paid to minority stockholders of subsidiary, net of taxes          (13,494)          (13,394)
     Tax benefit on exercise of stock options                                         745                 9
                                                                             ------------      ------------
        Net cash provided by financing activities                                 191,149         2,795,953
                                                                             ------------      ------------
Net change in cash and cash equivalents                                           105,511            98,768
Cash and cash equivalents at beginning of period                                  783,074           592,878
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $    888,585      $    691,646
                                                                             ============      ============




See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and six-month periods in the prior year have been reclassified to conform to the current period's presentation.

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

     Other minority interest represents amounts attributable to (a) the REIT Preferred Stock of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank, and (b) that portion of stockholders' equity of Auto One, a subsidiary of the Bank, attributable to 20% of its common stock.

     All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements of GS Holdings included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. A glossary of defined terms begins on page 45 of this document. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

     As GS Holdings' common stock is wholly owned by Golden State, earnings per share data is not presented.

(2)  RECLASSIFICATION OF SECURITIES

     On January 1, 2001, the Company reclassified $1.1 billion and $85.0 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities held-to-maturity to their respective available-for-sale portfolios, as permitted upon the adoption of SFAS No. 133. The net unrealized loss related to these securities of $30.4 million, which was recorded in OCI upon their initial transfer to the held-to-maturity portfolio in April 2000, was reclassified from accumulated other comprehensive loss, and the securities were subsequently marked to market, in accordance with SFAS No. 115.

     On April 30, 2000, the Company reclassified $1.1 billion and $445.0 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available-for-sale to their respective held-to-maturity portfolios. These assets primarily comprised securities required as part of the Bank's regulatory liquidity portfolio. The net unrealized loss related to these securities of $64.0 million, included as a component of equity (accumulated other comprehensive loss), is being amortized to interest income over the remaining life of the securities as an adjustment of yield. The effect of this amortization on interest income is fully offset by the effect of amortization of the related discount recorded against the respective assets at the time of transfer.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(3)  CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS

     Cash paid (including interest credited) for interest on deposits and other interest-bearing liabilities during the six months ended June 30, 2001 and 2000 was $1.5 billion and $1.4 billion, respectively. Net cash paid for income taxes during the six months ended June 30, 2001 and 2000 was $100.8 million and $12.0 million, respectively.

     During the six months ended June 30, 2001, noncash activity consisted of the reclassification of $1.1 billion and $85.0 million of mortgage-backed securities and U. S. government and agency securities, respectively, from securities held-to-maturity to their respective available-for-sale portfolios, as permitted upon the adoption of SFAS No. 133, the reclassification of $164.8 million from mortgage servicing rights to derivative assets ($173.6 million) and derivative liabilities ($8.8 million) related to the adoption of SFAS No. 133, transfers of $5.2 million from loans held for sale (at lower of cost or market) to loans receivable, transfers of $17.8 million from loans receivable to foreclosed real estate and $0.2 million of loans made to facilitate sales of real estate owned.

     Noncash activity during the six months ended June 30, 2001 also included an increase of $2.5 million in additional paid-in capital reflecting the impact of Golden State restricted common stock outstanding under an employee incentive plan.

     During the six months ended June 30, 2000, noncash activity consisted of the reclassification of $1.1 billion and $445.0 million of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available-for-sale to their respective held-to-maturity portfolios, transfers of $31.9 million from loans receivable to foreclosed real estate, transfers of $24.2 million from loans held for sale (at lower of cost or market) to loans receivable and $5.4 million of loans made to facilitate sales of real estate owned.

     Noncash activity during the six months ended June 30, 2000 also included a $211.7 million reduction of the valuation allowance of the Company's deferred tax asset representing pre-merger tax benefits, of which $161.7 million was retained by the previous owners of FN Holdings and an increase of $2.4 million in additional paid-in capital reflecting the impact of Golden State restricted common stock outstanding under an employee incentive plan.

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

                                        Six Months Ended June 30,                 Three Months Ended June 30,
                                   ------------------------------------      ------------------------------------
                                   Community     Mortgage                    Community     Mortgage
                                    Banking       Banking        Total        Banking       Banking       Total
                                    -------       -------        -----        -------       -------       -----
                                                                    (in thousands)
Net interest income: (a)
2001                               $673,654      $ 41,788       $715,442     $341,625      $ 33,760      $375,385
2000                                625,332         2,096        627,428      316,261         1,716       317,977

Noninterest income: (b)
2001                               $166,868      $ 22,125       $188,993     $ 83,609      $ 37,665      $121,274
2000                                118,225       119,649        237,874       57,949        59,671       117,620

Noninterest expense: (c)
2001                               $397,711       $77,017       $474,728     $203,317      $ 39,113      $242,430
2000                                373,139        76,018        449,157      187,457        37,291       224,748

Pre-tax contribution:
2001                               $442,811      $(13,104)      $429,707     $221,917      $ 32,312      $254,229
2000                                370,418        45,727        416,145      186,753        24,096       210,849

_____________
(a) Includes $68.6 million and $50.0 million for the six months ended June 30, 2001 and 2000, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $134.1 million and $122.3 million for the six months ended June 30, 2001 and 2000, respectively, in interest income and expense on intercompany loans.

       Includes $39.0 million and $27.7 million for the three months ended June 30, 2001 and 2000, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $75.9 million and $69.0 million for the three months ended June 30, 2001 and 2000, respectively, in interest income and expense on intercompany loans.

(b) Includes $15.5 million and $24.5 million for the six months ended June 30, 2001 and 2000, respectively, in intercompany servicing fees. Includes $7.0 million and $12.3 million for the three months ended June 30, 2001 and 2000, respectively, in intercompany servicing fees.

(c) Includes $2.3 million for each of the six months ended June 30, 2001 and 2000, in intercompany noninterest expense. Includes $1.2 million for each of the three months ended June 30, 2001 and 2000, in intercompany noninterest expense.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     The following reconciles the above table to the amounts shown on the consolidated financial statements for the six and three months ended June 30, 2001 and 2000 (in thousands):

                                                          Six Months Ended June 30,      Three Months Ended June 30,
                                                          -------------------------      ---------------------------
                                                            2001             2000            2001            2000
                                                            ----             ----            ----            ----
Net interest income:
Total net interest income for reportable segments         $715,442        $627,428         $375,385        $317,977
Elimination of intersegment net interest income            (68,582)        (50,008)         (38,997)        (27,660)
                                                          --------        --------         --------        --------
Total                                                     $646,860        $577,420         $336,388        $290,317
                                                          ========        ========         ========        ========

Noninterest income:
Total noninterest income for reportable segments          $188,993        $237,874         $121,274        $117,620
Elimination of intersegment servicing fees                 (15,533)        (24,497)          (7,045)        (12,341)
                                                          --------        --------         --------        --------
Total                                                     $173,460        $213,377         $114,229        $105,279
                                                          ========        ========         ========        ========

Noninterest expense:
Total noninterest expense for reportable segments         $474,728        $449,157         $242,430        $224,748
Elimination of intersegment expense                         (2,320)         (2,320)          (1,160)         (1,160)
                                                          --------        --------         --------        --------
Total                                                     $472,408        $446,837         $241,270        $223,588
                                                          ========        ========         ========        ========

Pre-tax contribution
Total contribution for reportable segments                $429,707        $416,145         $254,229        $210,849
Elimination of intersegment contributions                  (81,795)        (72,185)         (44,882)        (38,841)
                                                          ---------       --------         --------        --------
Total                                                     $347,912        $343,960         $209,347        $172,008
                                                          ========        ========         ========        ========

(5)  LOANS RECEIVABLE, NET

     The following details the components of loans receivable, net, at June 30, 2001 and December 31, 2000 (in thousands):

                                                                         June 30, 2001     December 31, 2000
                                                                         -------------     -----------------
     Loan Portfolio:
            1-4 unit residential                                           $31,778,010         $30,828,368
            Multi-family residential                                         3,963,298           3,569,228
            Commercial real estate                                           2,470,338           2,487,093
            Land                                                                19,410              22,384
            Construction                                                         6,984               7,416
                                                                           -----------         -----------
               Total real estate loans                                      38,238,040          36,914,489
                                                                           -----------         -----------

            Equity-line                                                        566,411             538,524
            Other consumer loans                                               311,101             302,559
            Auto loans, net                                                  1,808,634           1,567,257
            Commercial loans                                                   654,750             557,796
                                                                           -----------         -----------
               Total loans receivable                                       41,578,936          39,880,625
                                                                           -----------         -----------

            Deferred loan fees, costs, discounts and premiums, net             246,216             229,962
            Allowance for loan losses                                         (515,979)           (526,308)
            Purchase accounting adjustments, net                                 6,893               8,535
                                                                           -----------         -----------
               Loans receivable, net                                       $41,316,066         $39,592,814
                                                                           ===========         ===========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(6)  DEPOSITS

     Deposits at June 30, 2001 and December 31, 2000 are comprised of the following (dollars in thousands):

                                                                    June 30, 2001      December 31, 2000
                                                                    -------------      -----------------
       Transaction Accounts:
            Non-interest checking                                    $ 1,869,598           $ 1,749,359
            Interest-bearing checking                                  2,032,122             2,063,185
                                                                     -----------           -----------
               Subtotal checking                                       3,901,720             3,812,544

            Money market                                               4,100,378             2,948,853
            Passbook savings                                           2,998,400             3,086,851
                                                                     -----------           -----------
               Total transaction accounts                             11,000,498             9,848,248

       Certificates of deposit                                        11,232,122            12,241,809
                                                                     -----------           -----------
                   Subtotal retail deposits                           22,232,620            22,090,057

            Custodial accounts                                         1,885,850               825,438
            Accrued interest payable                                      64,225                80,225
            Purchase accounting                                              654                 1,009
                                                                     -----------           -----------
               Total retail deposits                                  24,183,349            22,996,729

            Brokered deposits                                            182,162               465,643
                                                                     -----------           -----------
               Total deposits                                        $24,365,511           $23,462,372
                                                                     ===========           ===========

           Demand deposits as a % of retail deposits
                (including custodials)                                      24.0%                 20.2%
            Transaction accounts as a % of retail deposits
                (including custodials)                                      53.4%                 46.6%

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

                                                                    Severance and
                                                  Branch             Termination           Contract
                                              Consolidations           Benefits          Terminations        Total
                                              --------------           --------          ------------        -----
Balance at December 31, 2000                    $16,044                $12,529               $--            $28,573
     Additional liabilities recorded                 --                     --                --                 --
     Charges to liability account                (2,144)                   (29)               --             (2,173)
                                                -------                -------               ---            -------
Balance at June 30, 2001                        $13,900                $12,500               $--            $26,400
                                                =======                =======               ===            =======

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(8)  INCOME TAXES

     During the six months ended June 30, 2001, GS Holdings recorded net income tax expense of $123.7 million, which included net tax benefits of $29.0 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

     In addition, an income tax benefit was recorded for $3.2 million due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank.

     During the six months ended June 30, 2000, GS Holdings recorded a net income tax benefit of $7.9 million, which included a tax benefit of $161.7 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and based on the status of Mafco Holdings', including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the six-month period ended June 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million.

(9)  STOCKHOLDER'S EQUITY

     At June 30, 2001, there were 1,000 shares of GS Holdings common stock issued and outstanding.

     Dividends on common stock during the six months ended June 30, 2001 and 2000 totalled $60.0 million and $71.0 million, respectively.

(10) EXECUTIVE AND STOCK COMPENSATION

     In the first quarter of 2001, Golden State granted to its employees non-qualified stock options equivalent to 851,000 shares of common stock at a weighted average price of $25.67 per share under the Golden State Bancorp Inc. Omnibus Stock Plan. In the second quarter of 2001, Golden State granted an additional 560,100 non-qualified stock options at a weighted average price of $30.75 per share. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the six months ended June 30, 2001, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of Golden State's common stock at the measurement date over the exercise price of the award.

     During the three months ended June 30, 2001, 91,101 options were exercised and 4,432 options were cancelled or expired under all plans. During the six months ended June 30, 2001, 154,617 options were exercised and 21,677 options were cancelled or expired under all plans. During the three and six months ended June 30, 2000, 14,307 options were exercised and 45,116 and 64,366 options, respectively, were cancelled or expired under all plans.

     At June 30, 2001 and 2000, options to acquire an equivalent of 4,906,205 and 3,828,259 shares and 966,166 and 1,177,775 LTW (TM)s, respectively, remained outstanding under all plans.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     On January 22, 2001, Golden State awarded to certain of its employees 99,108 shares of restricted stock under the Golden State Bancorp Inc. Executive Compensation Plan. The market value on the date of the awards was $26.38 per share. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. During the three and six months ended June 30, 2001, 5,911 and 115,045 restricted shares were vested. No restricted stock vested during the three and six months ended June 30, 2000. At June 30, 2001, a total of 230,819 restricted shares was outstanding. The compensation expense based on the stock price on the date of these awards was recognized on a straight-line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During the three and six months ended June 30, 2001, $0.5 million and $1.0 million, respectively, in compensation expense was recognized related to such awards. During the three and six months ended June 30, 2000, $0.5 million and $1.1 million, respectively, in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights.

(11) EXTRAORDINARY ITEMS

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

(12) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     On September 21, 2000, the EITF issued EITF No. 99-20. This document, which was effective on April 1, 2001, establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on (a) all credit-sensitive mortgage and asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing GAAP did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases, interest rate adjustments.

     On April 1, 2001, the Company identified a portfolio of securities with a total book value of $80.7 million which are subject to the impairment provisions of EITF No. 99-20. All of these securities had previously been reported as available-for-sale securities, with changes in fair value reflected in OCI. As a result of its implementation of EITF No. 99-20, the Company recorded a loss of $1.6 million, net of income tax credits of $1.1 million, representing the cumulative effect of a change in accounting principle.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(13) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     INTEREST  RATE  RISK   MANAGEMENT - RISK  MANAGEMENT  POLICIES - CASH  FLOW
     HEDGING INSTRUMENTS AND FAIR VALUE HEDGING INSTRUMENTS

     The primary focus of the Company's asset/liability management program is to monitor the sensitivity of the Company's net portfolio value and net income under varying interest rate scenarios in order to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities and on mortgage prepayment speeds (which affect the mortgage servicing rights asset) during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

     INTEREST RATE RISK MANAGEMENT - CASH FLOW HEDGING INSTRUMENTS - BALANCE SHEET HEDGES

     OBJECTIVES AND CONTEXT

     The Company uses variable rate debt as a source of funds for use in the Company's lending and investment activities and other general business purposes. It has received short-term variable-rate FHLB advances and Repos. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

     Management believes it is prudent to limit the variability of a portion of its interest payments, and therefore, generally hedges a significant portion of its variable-rate interest payments.

     STRATEGIES

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

     RESULTS

     Risk management results for the quarter ended June 30, 2001 related to the balance sheet hedging of FHLB advances and Repos indicate that the hedges were 100% effective and that there was no component of the derivative instruments' gain or loss which was excluded from the assessment of hedge effectiveness.

     Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances and Repos are reported in OCI. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings. The net amount of OCI reclassified into interest expense during the three and six months ended June 30, 2001 was $14.7 million and $20.1 million, respectively.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     As of the date of the initial application of SFAS No. 133, January 1, 2001, approximately $18.1 million of losses reported in OCI and associated with the transition adjustment related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending December 31, 2001.

     As of June 30, 2001, approximately $30.4 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending June 30, 2002.

     INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - MORTGAGE SERVICING RIGHTS HEDGES

     OBJECTIVES AND CONTEXT

     The Company either purchases or originates mortgage servicing rights as a source of fee income. These mortgage-servicing rights expose the Company to variability in their fair value due to changes in the level of prepayments. Mortgage servicing rights are generally recorded in the financial statements at the lesser of their amortized cost or their fair value, unless they are designated as a fair value hedge, in accordance with SFAS No. 133. The carrying value of mortgage servicing rights in a designated hedging relationship will be adjusted upwards or downwards depending upon the effectiveness of the hedge.

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

     PO swap agreements simulate the ownership of a PO strip, the value of which is affected directly by prepayment rates themselves in an inverse manner to the servicing rights. Under the terms of the PO swap agreements, the counterparty to the transaction purchases a PO strip and places the PO strip in a trust. A decrease in the market value of the PO swap requires the Company to increase the amount paid to the counterparty and an increase in the market value requires the counterparty to increase their payment to the Company. The amounts to be paid and to be received are then netted together each month. The structure of this instrument results in increased cash flows and positive changes in the value of the swap during a declining interest rate environment. This positive change in the value of the swap is highly correlated to prepayment activity.

     Interest rate floors are interest rate protection instruments that involve payment from the seller to the buyer of an interest differential. This differential represents the difference between a long-term rate (e.g., 10-year Constant Maturity Swap), and an agreed-upon rate, the strike rate, applied to a notional principal amount. By purchasing a floor, the Company will be paid the differential by the counterparty, should the current long-term rate fall below the strike level of the agreement. The Company generally receives cash monthly on purchased floors (when the current interest rate falls below the strike rate).

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     A swaption is an over-the-counter option that provides the right, but not the obligation, to enter into an interest rate swap agreement at predetermined terms at a specified time in the future. The nature and strategies associated with swaptions are similar to the other derivative instruments described above.

     RESULTS

     Risk management results related to the hedging of mortgage servicing rights for the quarter ended June 30, 2001 are summarized below and are included in the caption entitled "Loan servicing fees, net" in the accompanying consolidated statements of income (in thousands):

     Loss on designated derivative contracts                             $(108,198)
     Increase in value of designated mortgage servicing rights             114,750
                                                                         ---------

     Net hedge ineffectiveness                                           $   6,552
                                                                         =========

     INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - WAREHOUSE LOANS

     OBJECTIVES AND CONTEXT

     The Company, as part of its traditional real estate lending activities, originates fixed-rate 1-4 unit residential loans for sale in the secondary market. At the time of origination, management identifies loans that are expected to be sold in the near future. These warehoused loans have been classified as loans held for sale, net, in the consolidated balance sheet and are recorded at the lower of aggregate amortized cost or market value. These loans expose the Company to variability in their fair value due to changes in interest rates. If interest rates increase, the value of the loans decreases. Conversely, if interest rates decrease, the value of the loans increases.

     Management believes it is prudent to limit the variability of a major portion of the change in fair value of its loans held for sale. It is the Company's objective to hedge primarily all of its warehoused loans held for sale to third parties.

     STRATEGIES

     To meet this objective, management employs forward loan sale hedging techniques to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans.

     The forward loan sales lock in the price for the sale of either the specific loans classified as held for sale or for a generic group of loans similar to the specific loans classified as held for sale.

     RESULTS

     Risk management results related to the hedging of warehouse loans for the quarter ended June 30, 2001 are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income (in thousands):

       Gain on designated forward loan sale commitments                $ 12,080
       Decrease in value of warehouse loans                             (10,443)
                                                                       --------

       Net hedge ineffectiveness                                       $  1,637
                                                                       ========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS

     PURPOSE - INTEREST RATE LOCK COMMITMENTS AND FORWARD LOAN SALE COMMITMENTS

     The Company enters into rate lock commitments to extend credit to borrowers for generally a 30-day period. Some of these rate lock commitments will ultimately expire without being completed. During discussions leading to the implementation of SFAS No. 133, the DIG, a committee organized by FASB to advise it on initial implementation issues, concluded that rate lock commitments for mortgages that would be held for sale should be accounted for as derivative instruments and valued, therefore, at fair market value. In determining the fair market value of the rate lock commitments, the Bank excludes the fair market value of any future servicing rights.

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

     Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments for the quarter ended June 30, 2001 are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income (in thousands):

     Gain on undesignated forward loan sale commitments recognized to income         $11,096
     Loss on undesignated interest rate loan commitments recognized to income         (9,093)
                                                                                     -------
     Net gain on derivatives                                                         $ 2,003
                                                                                     =======

(14) RECENT ACCOUNTING PRONOUNCEMENTS

     BUSINESS COMBINATIONS

     On July 20, 2001, the FASB issued SFAS No. 141 which defines a business combination as a transaction through which an enterprise acquires all or a portion of the net assets that constitute a business or equity interests of one or more enterprises and obtains control over those enterprises. This definition is not substantively different from the APB Opinion No. 16 definition.

     SFAS No. 141 requires that all business combinations be accounted for using the purchase method. Use of the pooling-of-interests method to account for business combinations, which APB Opinion No. 16 required to be used when certain criteria were met, is prohibited. SFAS No. 141 provides guidance for determining the acquired enterprise. In addition, SFAS No. 141 requires that additional information be disclosed about business combination transactions.

     The accounting, disclosure and financial statement provisions of SFAS No. 141 are effective for business combinations initiated after June 30, 2001.

     The implementation of SFAS No. 141 is not expected to materially impact the Company's financial condition or operating results.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     GOODWILL AND OTHER INTANGIBLE ASSETS

     On July 20, 2001, the FASB also issued SFAS No. 142. SFAS No. 142 supersedes APB Opinion No. 17 and establishes new accounting standards for both identifiable and unidentifiable intangible assets acquired in a business combination, including goodwill, but does not address internally developed intangible assets. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17. Instead, goodwill would be tested for impairment at a level referred to as a reporting unit. A reporting unit is the same level as, or one level below, an operating segment (as that term is used in SFAS No. 131).

     Goodwill would be tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests that might reduce the fair value of a reporting unit below its carrying value. An example of such an event or circumstance may include an adverse change in the business climate or market, a legal factor, an action by regulators, an introduction of competition, or a loss of key personnel. Goodwill would also be tested for impairment on an interim basis when (a) a more-likely-than-not expectation exists that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, (b) a significant asset group within a reporting unit is tested for recoverability under SFAS No. 121, or (c) a subsidiary of that reporting unit has recognized a goodwill impairment loss. The fair value of each reporting unit would not have to be recomputed every year if the components of the reporting unit had not changed since the previous fair value computation, the previous fair value amount exceeded the carrying amount of the reporting unit by a substantial margin, and no evidence exists indicating that the current fair value of the reporting unit may be less than its current carrying amount.

     Goodwill would be tested for impairment using a two-step approach. The first step is a comparison of the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and no further work is required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test must be performed. The second step of the impairment test is a comparison of the implied fair value of goodwill to its carrying amount. If the implied fair value of goodwill is less than its carrying amount, goodwill is considered impaired and an impairment loss recognized. The impairment loss would be measured as the amount by which the carrying amount of goodwill exceeds its implied fair value.

     An acquired intangible asset other than goodwill would be amortized over its useful economic life and reviewed for impairment in accordance with SFAS No. 121.

     The aggregate amount of goodwill would be presented as a separate line item in the balance sheet. The aggregate amount of goodwill impairment losses would be presented as a separate line item in the operating section of the income statement unless a goodwill impairment loss is associated with a discontinued operation. At a minimum, intangible assets would be aggregated and presented as a separate line item in the statement of financial position. Amortization expense and impairment losses for intangible assets other than goodwill would be presented in income statement line items as deemed appropriate for each entity.

     SFAS No. 142 is effective for the Company on January 1, 2002.

     Management is in the process of reviewing the records from the Company's various acquisitions. At present, it appears that at least 90% of the Company's intangible asset represents goodwill and will cease to be amortized as of January 1, 2002 pursuant to SFAS No. 142. As a result, management expects GAAP earnings to increase by $13.8 million per quarter in 2002.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     ACCOUNTING FOR TRANSFERS AND SERVICING FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     On September 29, 2000, the FASB issued SFAS No. 140. SFAS No. 140 replaces SFAS No. 125, which was issued in June of 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. In general, SFAS No. 140 was effective for transfers of financial assets occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

     The implementation of SFAS No. 140 on April 1, 2001 (incremental provisions that were not previously part of SFAS No. 125) did not materially impact the Company's financial condition or operating results.

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

OVERVIEW

     GS Holdings, through California Federal, operates retail branches that provide deposit products such as demand, transaction and savings accounts, and sells investment products such as mutual funds, annuities and insurance. In addition, it engages in mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market or for retention in its own portfolio, and servicing loans for itself and others. To a lesser extent, the Company originates and/or purchases commercial real estate, commercial and consumer loans for investment. Revenues are derived primarily from interest earned on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, general and administrative expenses consisting of compensation and benefits, data processing, occupancy and equipment, communications, deposit insurance assessments, advertising and marketing, professional fees and other general and administrative expenses.

     NET INCOME

     GS Holdings reported income before the cumulative effect of change in accounting principle of $210.7 million for the six months ended June 30, 2001. Income before extraordinary items was $338.5 million for the six months ended June 30, 2000. Net income for the six months ended June 30, 2001 was $209.2 million compared with net income of $341.5 million for the corresponding period in 2000. Net income for the six months ended June 30, 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of a change in accounting principle. Net income for the six months ended June 30, 2000 includes a tax benefit of $161.7 million and gains on the early extinguishment of debt, net of tax, of $3.0 million.

     GS Holdings reported income before the cumulative effect of change in accounting principle of $115.1 million for the three months ended June 30, 2001. Income before extraordinary items was $90.2 million for the three months ended June 30, 2000. Net income for the three months ended June 30, 2001 was $113.5 million compared with net income of $92.0 million for the corresponding period in 2000. Net income for the three months ended June 30, 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of a change in accounting principle. Net income for the three months ended June 30, 2000 includes gains on the early extinguishment of debt, net of tax, of $1.8 million.

     FINANCIAL CONDITION

     During the six months ended June 30, 2001, consolidated total assets increased $789.0 million from December 31, 2000, to $61.3 billion, and total liabilities increased from $57.7 billion to $58.3 billion. Loans receivable and loans held for sale increased $1.7 billion and $1.5 billion, respectively, during the six month period, while securities and mortgage-backed securities declined $619 million and $1.6 billion, respectively, during the same period. This shift represents strong loan production by the Company coupled with high repayment rates for both loans and securities in light of the current declining interest rate environment. Deposits increased $903 million during the six months ended June 30, 2001, reflecting an increase of $1.2 billion in transaction accounts, offset by a $1.0 billion decline in certificates of deposit - part of management's goal to become more "bank-like" and to lower its cost of funds. Custodial accounts increased $1.1 billion, or 128%, over December 31, 2000 balances, a direct result of the increase in repayments in the loan servicing portfolio. Total borrowings, including securities sold under agreements to repurchase, FHLB advances and other borrowings, declined $643 million during the six months ended June 30, 2001.

     During the six months ended June 30, 2001, stockholder's equity increased $183.1 million to $2.5 billion. The increase in stockholder's equity is principally the net result of $209.2 million in net income for the period, a $58.2 million improvement in net unrealized gain/loss, after tax, on securities available-for-sale and $30.4 million in unrealized loss on securities reclassified from held-to-maturity to available-for-sale, partially offset by $60.0 million in common stock dividends, a $44.6 million transition adjustment recorded upon the adoption of SFAS No. 133 and $16.8 million in net unrealized losses, after tax, on derivatives.

     GS Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $127.2 million at June 30, 2001 compared with $140.9 million at December 31, 2000. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.21% at June 30, 2001 from 0.23% at December 31, 2000.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000

     The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                        Six Months Ended June 30, 2001
                                                                   ---------------------------------------
                                                                   Average                         Average
                                                                   Balance        Interest           Rate
                                                                   -------        --------           ----
                                                                             (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,051         $   32            6.01%
     Mortgage-backed securities available-for-sale                  10,385            345            6.64
     Mortgage-backed securities held-to-maturity                     1,685             71            8.43
     Loans held for sale, net                                        1,565             53            6.73
     Loans receivable, net:
         Residential                                                31,761          1,124            7.08
         Commercial real estate                                      6,130            256            8.36
         Commercial banking                                            570             25            8.69
         Consumer                                                      875             40            9.31
         Auto                                                        1,700             96           11.38
                                                                   -------         ------
     Total loans receivable, net                                    41,036          1,541            7.52
      FHLB stock                                                     1,391             45            6.58
                                                                   -------         ------
         Total interest-earning assets                              57,113          2,087            7.31%
                                                                                   ------
Noninterest-earning assets                                           3,593
                                                                   -------
         Total assets                                              $60,706
                                                                   =======

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                      $23,996            465            3.90%
     Securities sold under agreements to repurchase (3)              3,992            121            6.05
     Borrowings (3)                                                 28,784            854            5.96
                                                                   -------         ------
         Total interest-bearing liabilities                         56,772          1,440            5.09%
                                                                                   ------
Noninterest-bearing liabilities                                      1,123
Minority interest                                                      497
Stockholder's equity                                                 2,314
                                                                   -------
          Total liabilities, minority interest
                and stockholder's equity                           $60,706
                                                                   =======
Net interest income                                                                $  647
                                                                                   ======
Interest rate spread                                                                                 2.22%
                                                                                                    =====
Net interest margin                                                                                  2.25%
                                                                                                    =====
Return on average assets                                                                             0.69%
                                                                                                    =====
Return on average equity                                                                            18.08%
                                                                                                    =====
Average equity to average assets                                                                     3.81%
                                                                                                    =====

                                                                                    Six Months Ended June 30, 2000
                                                                             -----------------------------------------
                                                                               Average                        Average
                                                                               Balance         Interest         Rate
                                                                               -------         --------         ----
                                                                                        (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)                     $ 1,429          $   46          6.42%
     Mortgage-backed securities available-for-sale                              13,158             435          6.62
     Mortgage-backed securities held-to-maturity                                 2,390              91          7.60
     Loans held for sale, net                                                      764              29          7.51
     Loans receivable, net:
         Residential                                                            28,667             992          6.92
         Commercial real estate                                                  5,553             227          8.20
         Commercial banking                                                        506              24          9.68
         Consumer                                                                  716              36          9.99
         Auto                                                                    1,073              64         11.96
                                                                               -------          ------
     Total loans receivable, net                                                36,515           1,343          7.36
     FHLB stock                                                                  1,250              45          7.26
                                                                               -------          ------
         Total interest-earning assets                                          55,506           1,989          7.17%
                                                                                                ------
Noninterest-earning assets                                                       2,887
                                                                               -------
         Total assets                                                          $58,393
                                                                               =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                                    $22,920           443            3.89%
     Securities sold under agreements to repurchase (3)                            5,606           173            6.09
     Borrowings (3)                                                               26,729           796            5.97
                                                                                --------        ------
         Total interest-bearing liabilities                                       55,255         1,412            5.12%
                                                                                                ------
Noninterest-bearing liabilities                                                      912
Minority interest                                                                    497
Stockholder's equity                                                               1,729
                                                                               ---------
         Total liabilities, minority interest
              and stockholder's equity                                           $58,393
                                                                                 =======
Net interest income                                                                             $  577
                                                                                                ======
Interest rate spread                                                                                            2.05%
                                                                                                               =====
Net interest margin                                                                                             2.07%
                                                                                                               =====

Return on average assets                                                                                        1.17%
                                                                                                               =====
Return on average equity                                                                                       39.50%
                                                                                                               =====
Average equity to average assets                                                                                2.96%
                                                                                                               =====

----------------
(1) Non-performing assets are included in the average balances for the periods indicated.

(2) Includes securities held-to-maturity, securities available-for-sale and interest-bearing deposits in other banks.

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

                                                                   Six Months Ended June 30, 2001 vs. 2000
                                                                        Increase (Decrease) Due to
                                                                   ---------------------------------------
                                                                    Volume          Rate          Net
                                                                    ------          ----          ---
INTEREST INCOME:                                                                 (in millions)
     Securities and interest-bearing deposits in banks               $(11)          $(3)         $(14)
     Mortgage-backed securities available-for-sale                    (92)            1           (91)
     Mortgage-backed securities held-to-maturity                      (31)           11           (20)
     Loans held for sale, net                                          27            (3)           24
     Loans receivable, net                                            169            29           198
                                                                     ----           ---          ----
          Total                                                        62            35            97
                                                                     ----           ---          ----

INTEREST EXPENSE:

     Deposits                                                          19             2            21
     Securities sold under agreements to repurchase                   (50)           (1)          (51)
     Borrowings                                                        60            (2)           58
                                                                     ----           ---          ----
          Total                                                        29            (1)           28
                                                                     ----           ---          ----
                Change in net interest income                        $ 33           $36          $ 69
                                                                     ====           ===          ====

     INTEREST INCOME. Total interest income was $2.1 billion for the six months ended June 30, 2001, an increase of $97.1 million from the six months ended June 30, 2000. Total interest-earning assets for the six months ended June 30, 2001 averaged $57.1 billion, compared to $55.5 billion for the corresponding period in 2000, primarily as a result of increased loan volume, partially offset by a decline in mortgage-backed securities. The yield on total interest-earning assets during the six months ended June 30, 2001 increased to 7.31% from 7.17% for the six months ended June 30, 2000, primarily due to a higher percentage of loans to total earning assets and the lagging effect of the repricing of higher-rate variable-rate loans and securities. At June 30, 2001, 14% of the Company's portfolio loans were tied to COFI indices, 14% to Treasury-based indices and 44% were "hybrid" ARMS - fixed for three to ten years and then adjusting annually. Twenty-four percent of the portfolio is fixed. The remaining 4% of the portfolio is in other adjustable-rate products.

     GS Holdings earned $1.5 billion of interest income on loans receivable for the six months ended June 30, 2001, an increase of $197.5 million from the six months ended June 30, 2000. The average balance of loans receivable was $41.0 billion for the six months ended June 30, 2001, compared to $36.5 billion for the same period in 2000. The weighted average yield on loans receivable increased to 7.52% for the six months ended June 30, 2001 from 7.36% for the six months ended June 30, 2000. The increase in the average balance reflects a net increase in residential and commercial real estate loan origination activities and new auto loan production from the Downey Acquisition. Loan production during the six months ended June 30, 2001 and 2000 is detailed in the table below (in thousands):

                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                  2001                 2000
                                                                                  ----                 ----
           Loans funded:
              Residential real estate loans                                    $11,313,830          $7,387,065
              Commercial real estate loans                                         886,836             623,956
              Commercial loans                                                     523,254             343,056
              Consumer nonmortgage loans                                           403,546             354,117
              Other                                                                     --                 124
                                                                               -----------          ----------
                 Total loans funded                                            $13,127,466          $8,708,318
                                                                               ===========          ==========

           Loans purchased:
              Residential real estate loans                                    $ 1,723,576          $  335,845
              Auto loans                                                           625,568             475,895
                                                                               -----------          ----------
                 Total loans purchased                                         $ 2,349,144          $  811,740
                                                                               ===========          ==========

     The increase in the weighted average yield is primarily due to the lagging effect of the repricing of variable-rate loans at higher rates, partially offset by lower rates on new purchases of prime auto loans.

     GS Holdings earned $52.7 million of interest income on loans held for sale for the six months ended June 30, 2001, an increase of $24.0 million from the six months ended June 30, 2000. The average balance of loans held for sale was $1.6 billion for the six months ended June 30, 2001, an increase of $801.0 million from the comparable period in 2000, primarily attributed to increased originations of residential, fixed-rate loans as a result of heightened borrower refinancing activity in the current declining interest rate environment. Fixed-rate production for sale totalled $7.5 billion during the six months ended June 30, 2001, an increase of more than 200% over the $2.4 billion originated during the comparable period in 2000. The weighted average yield on loans held for sale decreased to 6.73% for the six months ended June 30, 2001 from 7.51% for the six months ended June 30, 2000, primarily due to declining market interest rates.

     Interest income on mortgage-backed securities available-for-sale was $345.0 million for the six months ended June 30, 2001, a decrease of $90.6 million from the six months ended June 30, 2000. The average portfolio balance decreased $2.8 billion, to $10.4 billion, for the six months ended June 30, 2001 compared to the same period in 2000. The weighted average yield on these assets increased from 6.62% for the six months ended June 30, 2000 to 6.64% for the six months ended June 30, 2001. The decrease in the volume is primarily attributed to payments and sales of mortgage-backed securities, partially offset by the reclassification of $1.1 billion in mortgage-backed securities from the held-to-maturity portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The increase in the weighted average yield is primarily due to a lagging effect of the repricing of variable-rate securities at higher rates.

     Interest income on mortgage-backed securities held-to-maturity was $71.0 million for the six months ended June 30, 2001, a decrease of $19.9 million from the six months ended June 30, 2000. The average portfolio balance decreased $0.7 billion, to $1.7 billion, for the six months ended June 30, 2001 compared to the same period in 2000, primarily due to the $1.1 billion reclassification in mortgage-backed securities to the available-for-sale portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The weighted average yields for the six months ended June 30, 2001 and 2000 were 8.43% and 7.60%, respectively. The increase in the weighted average yield is primarily the result of a lagging effect of the repricing of variable-rate securities at higher rates and the $1.1 billion reclassification of securities with a weighted average rate of 6.84%.

     Interest income on securities and interest-bearing deposits in other banks was $31.6 million for the six months ended June 30, 2001, a decrease of $14.3 million from the six months ended June 30, 2000. The average portfolio balance was $1.1 billion and $1.4 billion for the six months ended June 30, 2001 and 2000, respectively. The lower weighted average yield of 6.01% for the six months ended June 30, 2001 compared to 6.42% for the six months ended June 30, 2000 is primarily due to the $2.4 million in interest income on a federal income tax refund related to Old California Federal, received in the first half of 2000 (for which there is no corresponding earning asset), and the repricing of securities at lower rates during the first half of 2001.

     Dividends on FHLB stock were $45.4 million for the six months ended June 30, 2001, an increase of $0.3 million from the six months ended June 30, 2000. The average balance outstanding during the six months ended June 30, 2001 and 2000 was $1.4 billion and $1.3 billion, respectively. The weighted average dividend on FHLB stock declined to 6.58% for the six months ended June 30, 2001 from 7.26% for the six months ended June 30, 2000. The increase in the average balance is due to an increase in borrowings from the FHLB, while the decrease in the weighted average yield is the result of a reduction in the dividend rate on FHLB stock.

     INTEREST EXPENSE. Total interest expense was $1.4 billion for the six months ended June 30, 2001, an increase of $27.6 million from the six months ended June 30, 2000. The increase is primarily the result of additional FHLB borrowings and deposits used to fund the increase in total assets.

     Interest expense on deposits, including Brokered Deposits, was $464.5 million for the six months ended June 30, 2001, an increase of $21.3 million from the six months ended June 30, 2000. The average balance of deposits outstanding increased from $22.9 billion for the six months ended June 30, 2000 to $24.0 billion for the six months ended June 30, 2001. The increase in the average balance is primarily attributed to increases in the average balances of custodial accounts, money market accounts, retail customer checking and certificates of deposit, partially offset by a decline in savings account balances. The overall weighted average cost of deposits increased to 3.90% for the six months ended June 30, 2001 from 3.89% for the six months ended June 30, 2000, primarily due to a higher average balance of higher rate certificates of deposit in the first half of 2001, as a result of a major CD campaign undertaken during the fourth quarter of 2000.

     Interest expense on securities sold under agreements to repurchase totalled $121.4 million for the six months ended June 30, 2001, a decrease of $51.3 million from the six months ended June 30, 2000. The average balance of such borrowings for the six months ended June 30, 2001 and 2000 was $4.0 billion and $5.6 billion, respectively. The decrease in the average balance is primarily the result of maturities during the first half of 2001. The weighted average interest rate on these instruments decreased to 6.05% for the six months ended June 30, 2001 from 6.09% for the six months ended June 30, 2000, primarily due to maturities of higher rate fixed-rate borrowings and repricing of variable-rate borrowings at lower rates during the first half of 2001.

     Interest expense on borrowings totalled $853.8 million for the six months ended June 30, 2001, an increase of $57.6 million from the six months ended June 30, 2000. The average balance outstanding for the six months ended June 30, 2001 and 2000 was $28.8 billion and $26.7 billion, respectively. The weighted average interest rate on these instruments decreased to 5.96% for the six months ended June 30, 2001 from 5.97% for the six months ended June 30, 2000. The change in the average volume is the result of additional FHLB borrowings used to fund the increase in total assets.

     NET INTEREST INCOME. Net interest income was $646.9 million for the six months ended June 30, 2001, an increase of $69.4 million from the six months ended June 30, 2000. The interest rate spread increased to 2.22% for the six months ended June 30, 2001 from 2.05% for the six months ended June 30, 2000, primarily as a result of the higher percentage of loans to total earning assets and the lagging effect of the repricing of higher-rate variable-rate loans and securities, coupled with the replacement of maturities and the repricing of higher rate interest-bearing liabilities with lower costing instruments. The net interest margin increased to 2.25% for the six months ended June 30, 2001, up 18 basis points, from the 2.07% reported during the first half of 2000.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, gain on sale of assets, net and other income was $173.5 million for the six months ended June 30, 2001, representing a decrease of $39.9 million from the six months ended June 30, 2000.

     Loan servicing fees for the Company, net of amortization of MSRs, pass-through interest expense, net unrealized gains on MSRs/MSR derivatives and valuation provision were $(6.9) million for the six months ended June 30, 2001, compared to $85.8 million for the six months ended June 30, 2000. The following table details the components of loan servicing fees, net (in thousands):

                                                                              For the Six Months Ended June 30,
                                                                              ---------------------------------
                                                                                  2001                2000
                                                                                  ----                ----
       Components of loan servicing fees, net:
              Loan servicing fees                                               $ 224,292            $187,828
              Amortization of mortgage servicing rights                          (147,013)            (97,236)
              Pass-through interest expense                                       (16,142)             (4,769)
              Net gain on MSRs/MSR derivatives                                      8,957                  --
              MSR valuation provision                                             (77,000)                 --
                                                                                ---------            --------
                  Total loan servicing fees, net                                $  (6,906)           $ 85,823
                                                                                =========            ========

     As the table reflects, loan servicing fees increased $36.5 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $78.6 billion at June 30, 2000 to $83.3 billion at June 30, 2001. The annualized runoff rate on the Company's portfolio of mortgages serviced for others was 25.6% for the six months ended June 30, 2001 compared to 11.8% for the six months ended June 30, 2000. This runoff rate also influences MSR amortization, which increased $49.8 million in the first six months of 2001 over the same period in 2000; the MSR amortization rate averaged 20.3% for the six months ended June 30, 2001 compared to 14.0% during the same period in 2000. MSR amortization was also affected by a higher average MSR balance for the six months ended June 30, 2001 compared to the same period in 2000. Pass-through interest expense increased $11.4 million (238%) year over year, also influenced by higher runoff rates. Servicing fee income includes a $9.0 million pre-tax gain from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. A $77.0 million pre-tax valuation allowance was recorded during the six months ended June 30, 2001. On an aggregate basis, in all ten tranches, at June 30, 2001, the estimated fair value of the MSRs was $47.5 million higher than book value (net of valuation allowance).

     Customer banking fees were $105.8 million for the six months ended June 30, 2001 compared to $98.7 million for the six months ended June 30, 2000. The increase is primarily attributed to increased emphasis by management on transaction account growth. Transaction accounts (including custodial accounts) as a percentage of retail deposits increased to 53.4% at June 30, 2001, from 48.3% at June 30, 2000.

     Gain on sale, settlement and transfer of loans, net totalled $21.9 million for the six months ended June 30, 2001, a decrease of $5.2 million from the six months ended June 30, 2000. During the second quarter of 2000, the Company recorded a $14.5 million reduction in its recourse liability. This liability is a life-of-asset accrual. Given the paydowns which have occurred on the underlying loans and the improving credit and real estate market conditions, the Company determined that the liability balance exceeded its estimate of the required accrual for the remaining life of the recourse assets by $14.5 million. During the six months ended June 30, 2001, California Federal sold $5.6 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations at gains of $14.1 million compared to $2.2 billion of such sales for the corresponding period in 2000 at gains of $9.1 million. The overall reduction in the rate of gain on sale relates to channel and product mix differences during the two periods, while the increase in volume of loans sold relates to a significant increase in fixed-rate loan originations as a result of the overall decline in market interest rates and increased mortgage refinancing. Gain on sale also includes a $3.6 million unrealized gain on forward loan sale commitments related to SFAS No. 133.

     Gain on sale of assets, net totalled $16.2 million for the six months ended June 30, 2001, compared to a net loss of $16.0 million for the six months ended June 30, 2000, primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with an average yield of 6.64% during the second quarter of 2000. The gain during the first half of 2001 includes an additional gain of $9.3 million on the sale of the Company's Concord EFS stock and a $6.6 million gain on the sale of $298 million in mortgage-backed securities.

     Other income totalled $36.4 million for the six months ended June 30, 2001, an increase of $18.6 million over the same period in 2000. The increase relates to a gain of $20.7 million on the non-monetary exchange of Star Systems common stock for 634,520 shares of Concord EFS common stock which occurred in the first quarter of 2001 as a result of Concord's acquisition of Star.

     NONINTEREST EXPENSE. Total noninterest expense was $472.4 million for the six months ended June 30, 2001, an increase of $25.6 million compared to the six months ended June 30, 2000. Noninterest expense for the six months ended June 30, 2001 included increases of $16.2 million in compensation and employee benefit expense, $8.2 million in other noninterest expense and $4.3 million in occupancy and equipment expense. These changes were partially offset by decreases of $3.0 million in professional fees and $2.0 million in amortization of intangible assets.

     Compensation and employee benefits expense was $231.2 million for the six months ended June 30, 2001, an increase of $16.2 million from the six months ended June 30, 2000. The increase is primarily attributed to an increase in staff (from 7,842 FTE at June 30, 2000 to 8,015 at June 30, 2001), primarily in volume-related operating groups, as well as normal salary adjustments. In addition, the Company has experienced an increase in group insurance and other benefit costs that it has elected not to pass on to its employees.

     Occupancy and equipment expense was $77.8 million for the six months ended June 30, 2001, an increase of $4.3 million from the six months ended June 30, 2000, primarily due to an increase in depreciation expense, as well as increased utility costs and higher contract maintenance and repair fees.

     Professional fees were $14.7 million for the six months ended June 30, 2001, a decrease of $3.0 million from the six months ended June 30, 2000, primarily due to a decrease in consulting fees related to various data processing systems projects.

     Amortization of intangible assets was $29.9 million for the six months ended June 30, 2001, a decrease of $2.0 million from the six months ended June 30, 2000, primarily attributed to a December 2000 reduction in the goodwill balance due to the reversal of Old California Federal Bank state deferred taxes.

     Other noninterest expense was $111.2 million for the six months ended June 30, 2001 compared to $103.0 million during the comparable period in 2000. The increase in expenses relates to increases in a number of operating expense categories, including postage, telephone, judgments and settlements, office supplies and marketing.

     PROVISION FOR INCOME TAX. During the six months ended June 30, 2001, GS Holdings recorded net income tax expense of $123.7 million, which included net tax benefits of $29.0 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

     In addition, an income tax benefit was recorded for $3.2 million due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank.

     During the six months ended June 30, 2000, GS Holdings recorded a net income tax benefit of $7.9 million, which included a tax benefit of $161.7 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco Holdings', including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the six-month period ended June 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million.

     GS Holdings' effective federal tax rate was 41% during the six months ended June 30, 2001 and (9)% during the six months ended June 30, 2000, while its federal statutory tax rate was 35% during both periods. In 2001, the difference between the effective and statutory rate was primarily the result of additional federal tax liability recorded in conjunction with a reduction in the accrued state tax liability and non-deductible goodwill amortization, partially offset by an adjustment to net operating losses from prior periods. In 2000, the difference between the effective and statutory rates was the result of the reduction in the deferred tax asset valuation allowance, partially offset by nondeductible goodwill amortization. GS Holdings' effective state tax rate was
(5)% and 6% during the six months ended June 30, 2001 and 2000, respectively. The effective state tax rate declined during 2001 as a result of a reduction in the accrued state tax liability previously discussed.

     MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $22.8 million were recorded during each of the six months ended June 30, 2001 and 2000, and were recorded as minority interest on an after-tax basis for the respective periods.

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

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the six months ended June 30, 2001 includes a write-down of $1.6 million, net of income taxes of $1.1 million, on certain securities as a result of the Company's implementation of EITF No. 99-20 on April 1, 2001. See note 12 of the Company's Notes to Unaudited Consolidated Financial Statements.

     IMPACT OF SFAS NO. 133. On January 1, 2001,  the Company  adopted  SFAS No.
133. In connection with the adoption of this pronouncement, the Company reclassified $1.2 billion in securities from held-to-maturity to available-for-sale, which had the effect of improving the OCI component of stockholder's equity by $30.4 million. The pronouncement impacted several other areas of the financial statements on a year-to-date basis, as summarized below (debit/(credit); in thousands):

                                            Assets                      Liabilities and Equity             Pre-tax Earnings
                                --------------------------------   --------------------------------     ---------------------
                                 Loans                                             Taxes-                 Loan    (Gain)/Loss
                                  Held    Residential Derivative   Derivative       Other               Servicing  on Sale of
                                for Sale     MSRs       Assets     Liabilities   Liabilities   OCI      Fees, net     Loans
                                --------     ----       ------     -----------   -----------   ---      ---------     -----
Transfer hedge component
        of MSR balance          $    --   $ (95,013)  $  95,013    $      --     $    --     $    --     $    --   $     --

Transition adjustment -
        (record initial
        fair values):
     MSRs and MSR hedges             --     (69,754)     78,610       (8,856)         --          --          --         --
     Warehouse loans              3,834          --          --           --          --          --          --     (3,834)
     Interest rate locks             --          --       2,911           --          --          --          --     (2,911)
     FLSC hedges                     --          --          --       (5,696)         --          --          --      5,696
     Cash flow hedges - swaps        --          --          --      (75,482)     30,835      44,647          --         --
                                -------   ---------   ---------    ---------     -------     -------     -------   --------
SUBTOTAL - JANUARY 1, 2001
     TRANSITION ENTRIES           3,834    (164,767)    176,534      (90,034)     30,835      44,647          --     (1,049)

Fair value adjustments:
     MSRs and MSR hedges             --      83,558     (74,203)        (398)         --          --      (8,957)        --
     Warehouse loans             (9,038)         --          --           --          --          --          --      9,038
     Interest rate locks             --          --      (2,911)      (6,069)         --          --          --      8,980
     FLSC hedges                     --          --      14,823        5,697          --          --          --    (20,520)
     Cash flow hedges -
        swaps                        --          --          --      (28,334)     11,574      16,760          --         --
                                -------   ---------   ---------    ---------     -------     -------     -------   --------
FAIR VALUE ADJUSTMENTS -
     SIX MONTHS ENDED
     JUNE 30, 2001               (9,038)     83,558     (62,291)     (29,104)     11,574      16,760      (8,957)    (2,502)

Other Activity - Six Months
     Ended June 30, 2001:
     MSR hedge additions             --          --     272,588           --          --          --          --         --
     MSR hedge sales and
        maturities                   --          --    (215,420)          --          --          --          --         --
     Hedge receipts and
        payments                     --        (121)     22,019       (7,486)         --          --          --         --
                                -------   ---------   ---------    ---------     -------     -------     -------   --------
TOTAL OTHER ACTIVITY -
     SIX MONTHS ENDED
     JUNE 30, 2001                   --        (121)     79,187       (7,486)         --          --          --         --
                                -------   ---------   ---------    ---------     -------     -------     -------   --------
TOTAL IMPACT FROM
     SFAS NO. 133 -
     SIX MONTHS ENDED
     JUNE 30, 2001              $(5,204)  $ (81,330)  $ 193,430    $(126,624)    $42,409     $61,407     $(8,957)   $(3,551)
                                =======   =========   =========    =========     =======     =======     =======   ========

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000

     The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                       Three Months Ended June 30, 2001
                                                                   ---------------------------------------
                                                                   Average                         Average
                                                                   Balance        Interest           Rate
                                                                   -------        --------           ----
                                                                             (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $   811         $   12            5.85%
     Mortgage-backed securities available-for-sale                  10,005            164            6.56
     Mortgage-backed securities held-to-maturity                     1,631             34            8.24
     Loans held for sale, net                                        1,989             33            6.54
     Loans receivable, net:
         Residential                                                31,877            554            6.95
         Commercial real estate                                      6,225            128            8.22
         Commercial banking                                            590             13            8.24
         Consumer                                                      890             18            8.70
         Auto                                                        1,762             50           11.36
                                                                   -------         ------
     Total loans receivable, net                                    41,344            763            7.39
     FHLB stock                                                      1,402             22            6.39
                                                                   -------         ------
         Total interest-earning assets                              57,182          1,028            7.19%
                                                                                   ------
Noninterest-earning assets                                           3,722
                                                                   -------
         Total assets                                              $60,904
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                      $24,334            224            3.69%
     Securities sold under agreements to repurchase (3)              3,819             53            5.55
     Borrowings (3)                                                 28,755            415            5.75
                                                                   -------         ------
         Total interest-bearing liabilities                         56,908            692            4.86%
                                                                                   ------
Noninterest-bearing liabilities                                      1,146
Minority interest                                                      499
Stockholder's equity                                                 2,351
                                                                   -------
         Total liabilities, minority interest
              and stockholder's equity                             $60,904
                                                                   =======
Net interest income                                                                $  336
                                                                                   ======
Interest rate spread                                                                                 2.33%
                                                                                                    =====
Net interest margin                                                                                  2.36%
                                                                                                    =====

Return on average assets                                                                             0.75%
                                                                                                    =====
Return on average equity                                                                            19.31%
                                                                                                    =====
Average equity to average assets                                                                     3.86%
                                                                                                    =====

                                                                       Three Months Ended June 30, 2001
                                                                   ---------------------------------------
                                                                   Average                         Average
                                                                   Balance        Interest           Rate
                                                                   -------        --------           ----
                                                                             (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,431         $   24            6.79%
     Mortgage-backed securities available-for-sale                  12,447            207            6.64
     Mortgage-backed securities held-to-maturity                     2,700             51            7.62
     Loans held for sale, net                                          814             15            7.56
     Loans receivable, net:
         Residential                                                29,580            513            6.94
         Commercial real estate                                      5,617            117            8.33
         Commercial banking                                            521             13            9.85
         Consumer                                                      738             19           10.17
         Auto                                                        1,260             36           11.52
                                                                   -------         ------
     Total loans receivable, net                                    37,716            698            7.40
     FHLB stock                                                      1,306             28            8.61
                                                                   -------         ------
         Total interest-earning assets                              56,414          1,023            7.26%
                                                                                   ------
Noninterest-earning assets                                           3,011
                                                                   -------
         Total assets                                              $59,425
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                      $22,948            224            3.93%
     Securities sold under agreements to repurchase (3)              5,503             90            6.46
     Borrowings (3)                                                 27,684            419            6.06
                                                                   -------         ------
         Total interest-bearing liabilities                         56,135            733            5.22%
                                                                                   ------
Noninterest-bearing liabilities                                        985
Minority interest                                                      498
Stockholder's equity                                                 1,807
                                                                   -------
         Total liabilities, minority interest
             and stockholder's equity                              $59,425
                                                                   =======
Net interest income                                                                $  290
                                                                                   ======
Interest rate spread                                                                                 2.04%
                                                                                                    =====
Net interest margin                                                                                  2.06%
                                                                                                    =====

Return on average assets                                                                             0.62%
                                                                                                    =====
Return on average equity                                                                            20.36%
                                                                                                    =====
Average equity to average assets                                                                     3.04%
                                                                                                    =====

----------
(1) Non-performing assets are included in the average balances for the periods indicated.

(2) Includes securities held-to-maturity, securities available-for-sale and interest-bearing deposits in other banks.

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

                                                                  Three Months Ended June 30, 2001 vs. 2000
                                                                         Increase (Decrease) Due to
                                                                ---------------------------------------------
                                                                    Volume          Rate            Net
                                                                    ------          ----            ---
 INTEREST INCOME:                                                                (in millions)
     Securities and interest-bearing deposits in banks               $ (9)          $ (3)          $(12)
     Mortgage-backed securities available-for-sale                    (40)            (3)           (43)
     Mortgage-backed securities held-to-maturity                      (22)             5            (17)
     Loans held for sale, net                                          20             (2)            18
     Loans receivable, net                                             66             (1)            65
     FHLB stock                                                         2             (8)            (6)
                                                                     ----           ----           ----
               Total                                                   17            (12)             5
                                                                     ----           ----           ----

INTEREST EXPENSE:

     Deposits                                                           7             (8)            (1)
     Securities sold under agreements to repurchase                   (24)           (12)           (36)
     Borrowings                                                        19            (23)            (4)
                                                                     ----           ----           ----
               Total                                                    2            (43)           (41)
                                                                     ----           ----           ----
                  Change in net interest income                      $ 15           $ 31           $ 46
                                                                     ====           ====           ====

     INTEREST INCOME. Total interest income was $1.0 billion for the three months ended June 30, 2001, an increase of $4.7 million from the three months ended June 30, 2000. Total interest-earning assets for the three months ended June 30, 2001 averaged $57.2 billion, compared to $56.4 billion for the corresponding period in 2000, primarily as a result of increased loan volume, partially offset by a decline in mortgage-backed securities. The yield on total interest-earning assets during the three months ended June 30, 2001 decreased to 7.19% from 7.26% for the three months ended June 30, 2000, primarily due to the repricing of variable-rate securities at lower rates, partially offset by a higher percentage of loans to total earning assets during 2001.

     GS Holdings earned $763.2 million of interest income on loans receivable for the three months ended June 30, 2001, an increase of $65.9 million from the three months ended June 30, 2000. The average balance of loans receivable was $41.3 billion for the three months ended June 30, 2001, compared to $37.7 billion for the same period in 2000. The weighted average yield on loans receivable decreased to 7.39% for the three months ended June 30, 2001 from 7.40% for the three months ended June 30, 2000. The increase in the average balance reflects a net increase in residential and commercial real estate loan origination activities and new auto loan production from the Downey Acquisition. Loan production during the three months ended June 30, 2001 and 2000 is detailed in the table below (in thousands):

                                                                               Three Months Ended June 30,
                                                                               ---------------------------
                                                                                2001                2000
                                                                                ----                ----
           Loans funded:
              Residential real estate loans                                   $7,222,122          $4,260,442
              Commercial real estate loans                                       555,456             325,285
              Commercial loans                                                   297,011             158,730
              Consumer nonmortgage loans                                         220,802             201,538
                                                                              ----------          ----------
                 Total loans funded                                           $8,295,391          $4,945,995
                                                                              ==========          ==========

           Loans purchased:
              Residential real estate loans                                   $  558,081          $   66,316
              Auto loans                                                         304,610             287,938
                                                                              ----------          ----------
                 Total loans purchased                                        $  862,691          $  354,254
                                                                              ==========          ==========

     The decrease in the weighted average yield primarily reflects the repricing of variable-rate loans at lower rates during 2001.

     GS Holdings earned $32.5 million of interest income on loans held for sale for the three months ended June 30, 2001, an increase of $17.2 million from the three months ended June 30, 2000. The average balance of loans held for sale was $2.0 billion for the three months ended June 30, 2001, an increase of $1.2 billion from the comparable period in 2000, primarily attributed to increased originations of residential, fixed-rate loans as a result of heightened borrower refinancing activity in the current declining interest rate environment. Fixed-rate production for sale totalled $5.0 billion during the quarter ended June 30, 2001 compared to $1.4 billion originated during the comparable period in 2000. The weighted average yield on loans held for sale decreased to 6.54% for the three months ended June 30, 2001 from 7.56% for the three months ended June 30, 2000, primarily due to declining market interest rates.

     Interest income on mortgage-backed securities available-for-sale was $164.0 million for the three months ended June 30, 2001, a decrease of $42.5 million from the three months ended June 30, 2000. The average portfolio balance decreased $2.4 billion, to $10.0 billion, for the three months ended June 30, 2001 compared to the same period in 2000. The weighted average yield on these assets decreased from 6.64% for the three months ended June 30, 2000 to 6.56% for the three months ended June 30, 2001. The decrease in the volume is primarily attributed to payments and sales of mortgage-backed securities, partially offset by the reclassification of $1.1 billion in mortgage-backed securities from the held-to-maturity portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The decrease in the weighted average yield reflects the repricing of variable-rate securities at lower rates.

     Interest income on mortgage-backed securities held-to-maturity was $33.6 million for the three months ended June 30, 2001, a decrease of $17.9 million from the three months ended June 30, 2000. The average portfolio balance decreased $1.1 billion, to $1.6 billion, for the three months ended June 30, 2001 compared to the same period in 2000, primarily attributed to the $1.1 billion reclassification in mortgage-backed securities to the available-for-sale portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The weighted average yields for the three months ended June 30, 2001 and 2000 were 8.24% and 7.62%, respectively. The increase in the weighted average yield is primarily the result of a lagging effect of the repricing of variable-rate securities at higher rates during the second quarter of 2000 and the $1.1 billion reclassification of securities with a weighted average rate of 6.84%.

     Interest income on securities and interest-bearing deposits in other banks was $11.9 million for the three months ended June 30, 2001, a decrease of $12.4 million from the three months ended June 30, 2000. The average portfolio balance was $0.8 billion and $1.4 billion for the three months ended June 30, 2001 and 2000, respectively. The lower weighted average yield of 5.85% for the three months ended June 30, 2001 compared to 6.79% for the three months ended June 30, 2000 reflects the $2.4 million in interest income on a federal income tax refund related to Old California Federal (for which there is no corresponding earning asset), received in the second quarter of 2000, and the repricing of securities at lower market interest rates during the second quarter of 2001.

     Dividends on FHLB stock were $22.3 million for the three months ended June 30, 2001, a decrease of $5.6 million from the three months ended June 30, 2000. The average balance outstanding during the three months ended June 30, 2001 and 2000 was $1.4 billion and $1.3 billion, respectively. The weighted average dividend on FHLB stock decreased to 6.39% for the three months ended June 30, 2001 from 8.61% for the three months ended June 30, 2000. The increase in the average balance is due to an increase in borrowings from the FHLB, while the decrease in the weighted average yield is the result of a reduction in the dividend rate on FHLB stock.

     INTEREST EXPENSE. Total interest expense was $691.1 million for the three months ended June 30, 2001, a decrease of $41.4 million from the three months ended June 30, 2000. The decrease is primarily due to declining market interest rates. In addition, the decrease is the result of a reduction in higher rate securities sold under agreements to repurchase, offset by additional borrowings under lower rate FHLB advances and deposits used to fund loans.

     Interest expense on deposits, including Brokered Deposits, was $223.7 million for the three months ended June 30, 2001, a decrease of $0.7 million from the three months ended June 30, 2000. The average balance of deposits outstanding increased from $22.9 billion for the three months ended June 30, 2000 to $24.3 billion for the three months ended June 30, 2001. The increase in the average balance is primarily attributed to increases in the average balances of custodial accounts, money market accounts and retail customer checking accounts, partially offset by a decline in savings account balances and certificates of deposit. The overall weighted average cost of deposits decreased to 3.69% for the three months ended June 30, 2001 from 3.93% for the three months ended June 30, 2000, primarily due to a lower average balance of higher rate certificates of deposit and a higher average balance of lower rate checking and custodial accounts during the second quarter of 2001.

     Interest expense on securities sold under agreements to repurchase totalled $53.4 million for the three months ended June 30, 2001, a decrease of $36.4 million from the three months ended June 30, 2000. The average balance of such borrowings for the three months ended June 30, 2001 and 2000 was $3.8 billion and $5.5 billion, respectively. The decrease in the average balances is primarily the result of maturities during the second quarter of 2001. The weighted average interest rate on these instruments decreased to 5.55% for the three months ended June 30, 2001 from 6.46% for the three months ended June 30, 2000, primarily due to maturities of higher rate fixed-rate borrowings and repricing of borrowings at lower rates during the second quarter of 2001.

     Interest expense on borrowings totalled $414.0 million for the three months ended June 30, 2001, a decrease of $4.3 million from the three months ended June 30, 2000. The average balance outstanding for the three months ended June 30, 2001 and 2000 was $28.8 billion and $27.7 billion, respectively. The weighted average interest rate on these instruments decreased to 5.75% for the three months ended June 30, 2001 from 6.06% for the three months ended June 30, 2000. The changes in the average volume and weighted average rate reflect the increase in the volume of FHLB advances at market interest rates used to fund loans.

     NET INTEREST INCOME. Net interest income was $336.4 million for the three months ended June 30, 2001, an increase of $46.1 million from the three months ended June 30, 2000. The interest rate spread increased to 2.33% for the three months ended June 30, 2001 from 2.04% for the three months ended June 30, 2000, primarily as a result of the replacement of maturities and the repricing of higher rate interest-bearing liabilities with lower costing liabilities. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment and the downward repricing of variable-rate assets. The net interest margin increased to 2.36% for the three months ended June 30, 2001, up 30 basis points from the 2.06% reported during the second quarter of 2000.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, and gain on sale of assets, net was $114.2 million for the three months ended June 30, 2001, representing an increase of $9.0 million from the three months ended June 30, 2000.

     Loan servicing fees for the Company, net of amortization of MSRs, pass-through interest expense and net unrealized gains on MSRs/MSR derivatives were $19.7 million for the three months ended June 30, 2001, compared to $43.0 million for the three months ended June 30, 2000. The following table details the components of loan servicing fees, net (in thousands):

                                                                             For the Three Months Ended June 30,
                                                                             -----------------------------------
                                                                                  2001                2000
                                                                                  ----                ----

       Components of loan servicing fees, net:
              Loan servicing fees                                               $111,050            $ 96,286
              Amortization of mortgage servicing rights                          (88,598)            (50,569)
              Pass-through interest expense                                       (9,258)             (2,686)
              Net gain on MSRs/MSR derivatives                                     6,552                  --
                                                                                --------            --------
                  Total loan servicing fees, net                                $ 19,746            $ 43,031
                                                                                =========           ========

     As the table reflects, loan servicing fees increased $14.8 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, declined slightly from $83.4 billion at March 31, 2001 to $83.3 billion at June 30, 2001. The annualized runoff rate on the Company's portfolio of mortgages serviced for others was 30.5% in the second quarter of 2001 compared to 12.9% during the same period in 2000. This runoff rate also influences MSR amortization, which increased $38.0 million in the second quarter of 2001 over the same period in 2000; the MSR amortization rate averaged 23.5% during the quarter ended June 30, 2001 compared to 14.1% during the same period in 2000. MSR amortization was also affected by a higher average MSR balance during the quarter ended June 30, 2001 compared to the same period in 2000. Pass-through interest expense increased $6.6 million (245%) compared to the year-ago quarter, also influenced by higher runoff rates. Servicing fee income includes a $6.6 million pre-tax gain for the three months ended June 30, 2001 from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. On an aggregate basis, in all ten tranches, at June 30, 2001, the estimated fair value of the MSRs was $47.5 million higher than book value (net of valuation allowance).

     Customer banking fees were $54.6 million for the three months ended June 30, 2001 compared to $50.1 million for the three months ended June 30, 2000. The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund and annuity products.

     Gain on sale, settlement and transfer of loans, net totalled $17.0 million for the three months ended June 30, 2001, a decrease of $3.4 million from the three months ended June 30, 2000. During the second quarter of 2000, the Company recorded a $14.5 million reduction in its recourse liability. See "- Six Months Ended June 30, 2001 versus Six Months Ended June 30, 2000 - Noninterest Income." During the three months ended June 30, 2001, California Federal sold $4.2 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations at gains of $10.5 million compared to $1.1 billion of such sales for the corresponding period in 2000 at gains of $4.5 million. The overall reduction in the rate of gain on sale relates to channel and product mix differences during the two periods, while the increase in volume of loans sold relates to a significant increase in fixed-rate loan originations as a result of the overall decline in market interest rates and increased mortgage refinancing. Gain on sale also includes a $3.6 million unrealized gain on forward loan sale commitments related to SFAS No. 133.

     Gain on sale of assets, net totalled $15.8 million for the three months ended June 30, 2001, compared to a net loss of $16.5 million for the three months ended June 30, 2000, primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with the average yield of 6.64% during the second quarter of 2000. The Company sold its 634,520 shares of Concord EFS common stock during the second quarter of 2001, realizing a gain of $9.3 million. In addition, the Company recognized a $6.6 million gain on the sale of $298 million in mortgage-backed securities.

     NONINTEREST EXPENSE. Total noninterest expense was $241.3 million for the three months ended June 30, 2001, an increase of $17.7 million compared to the three months ended June 30, 2000. Noninterest expense for the three months ended June 30, 2001 included increases of $7.4 million in other noninterest expense, $6.3 million in compensation and employee benefits and $3.8 million in occupancy and equipment expense.

     Compensation and employee benefits expense was $113.5 million for the three months ended June 30, 2001, an increase of $6.3 million from the three months ended June 30, 2000. The increase is primarily attributed to an increase in staff (from 7,842 FTE at June 30, 2000 to 8,015 at June 30, 2001), primarily in volume-related operating groups, and normal salary adjustments. In addition, the Company has experienced an increase in group insurance and other benefit costs that it has elected not to pass on to its employee.

     Occupancy and equipment expense was $40.0 million for the three months ended June 30, 2001, an increase of $3.8 million from the three months ended June 30, 2000, primarily due to an increase in depreciation expense, as well as increased utility costs and higher contract maintenance and rental fees.

     Other noninterest expense was $59.2 million for the three months ended June 30, 2001, an increase of $7.4 million from the three months ended June 30, 2000. The increase in expenses is primarily related to increases in a number of operating expense categories, including marketing, judgments and settlements, travel, office supplies, postage and telephone expense.

     PROVISION FOR INCOME TAX. During the three months ended June 30, 2001 and 2000, GS Holdings recorded net income tax expense of $87.5 million and $75.1 million, respectively. The expense recorded during the three months ended June 30, 2001, is net of an income tax benefit of $3.2 million recognized due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank.

     GS Holdings' effective gross federal tax rate was 36% and 38% during the three months ended June 30, 2001 and 2000, respectively, while its federal statutory tax rate was 35% during both periods. In 2001, the difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization, partially offset by an adjustment to net operating losses from prior periods. In 2000, the difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. GS Holdings' effective state tax rate was 6% and 6% during each of the three months ended June 30, 2001 and 2000, respectively.

     MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $11.4 million were recorded during each of the three months ended June 30, 2001 and 2000, and were recorded as minority interest on an after-tax basis for the respective periods.

     EXTRAORDINARY ITEMS. During the second quarter of 2000, the FHLB called and the Bank prepaid $200 million in FHLB advances, resulting in an extraordinary gain of $1.8 million, net of income taxes of $1.2 million, on the early extinguishment of such borrowings.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the three months ended June 30, 2001 includes a write-down of $1.6 million, net of income taxes, of $1.1 million, on certain securities as a result of the Company's implementation of EITF No. 99-20 on April 1, 2001. See note 12 of the Company's Notes to Unaudited Consolidated Financial Statements.

     IMPACT OF SFAS NO. 133. On January 1, 2001,  the Company  adopted  SFAS No.
133. The pronouncement impacted several other areas of the financial statements for the three months ended June 30, 2001, as summarized below (debit/(credit); in thousands):

                                             Assets                      Liabilities and Equity           Pre-tax Earnings
                                --------------------------------     ------------------------------     ---------------------
                                 Loans                                              Taxes-                Loan    (Gain)/Loss
                                  Held    Residential  Derivative    Derivative     Other               Servicing  on Sale of
                                for Sale      MSRs       Assets      Liabilities  Liabilities   OCI     Fees, net    Loans
                                --------      ----       ------      -----------  -----------   ---     ---------    -----
Fair value adjustments:
     MSRs and MSR hedges        $     --   $114,750    $(99,527)     $(8,671)      $     --  $     --   $(6,552)   $     --
     Warehouse loans             (10,443)        --          --           --             --        --        --      10,443
     Interest rate locks              --         --      (3,024)      (6,069)            --        --        --       9,093
     FLSC hedges                      --         --      14,823        8,353             --        --        --     (23,176)
     Cash flow hedges - swaps         --         --          --       34,551        (14,114)  (20,437)       --          --
                                --------   --------    --------      -------       --------  --------   -------    --------
FAIR VALUE ADJUSTMENTS -
     THREE MONTHS ENDED
     JUNE 30, 2001               (10,443)   114,750     (87,728)      28,164        (14,114)  (20,437)   (6,552)     (3,640)

Other Activity - Three
     Months Ended
     June 30, 2001:
     MSR hedge additions              --         --     150,621           --             --        --        --          --
     MSR hedge sales and
       maturities                     --         --     (81,708)          --             --        --        --          --
     Hedge receipts and
       payments                       --         --       7,582       (3,055)            --        --        --          --
                                --------   --------    --------      -------       --------  --------   -------    --------
TOTAL OTHER ACTIVITY -
     THREE MONTHS ENDED
     JUNE 30, 2001                    --         --      76,495       (3,055)            --        --        --          --
                                --------   --------    --------      -------       --------  --------   -------    --------

TOTAL IMPACT FROM
     SFAS NO. 133 -
     THREE MONTHS ENDED
     JUNE 30, 2001              $(10,443)  $114,750    $(11,233)     $25,109       $(14,114) $(20,437)  $(6,552)   $ (3,640)
                                ========   ========    ========      =======       ========  ========   =======    ========

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

     On April 3, 2001, the Court of Appeals for the Federal Circuit upheld the summary judgment liability decision and ruled that California Federal be allowed to present evidence regarding damages incurred under the lost profits theory. The case has been remanded back to the Claims Court for a damages trial under the lost profits theory. The Bank intends to vigorously pursue its claim against the Government.

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

     On February 16, 2001 the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. Oral argument before the trial court on that issue took place on June 26, 2001 and the Bank is awaiting the Claims Court's decision. The Bank continues to vigorously pursue its case for damages against the Government.

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

     In October 1997, the trial court granted summary judgment for the defendants. In June 2000, the California Court of Appeals reversed this decision and remanded for further proceedings, including further development of class certification issues. On March 2, 2001, the trial court held that a California class had been certified. On June 7, 2001, the trial court dismissed two of the four causes of action against the Bank, holding that the OTS pre-empted the California courts from regulating the Bank's procedures for reconveying deeds. The Bank believes that it has additional meritorious defenses to plaintiffs' claims and intends to continue to contest the remaining claims in the lawsuit vigorously.

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

     (b) Reports on Form 8-K:

         None.

                            GLOSSARY OF DEFINED TERMS

APB - Accounting Principles Board
APB OPINION NO. 16 - Business Combinations
APB OPINION NO. 17 - Intangible Assets
APB OPINION NO. 25 - Accounting for Stock Issued to Employees
ARM - Adjustable rate mortgage
AUTO ONE - Auto One Acceptance Corporation
BANK - California Federal Bank
BROKERED DEPOSITS - Issued  certificates  of deposit  through  direct  placement programs and national investment banking firms.
CAL FED  ACQUISITION  - Agreement and Plan of Merger among FN Holdings,  Cal Fed
     Bancorp Inc. and California Federal Bank, A Federal Savings Bank. FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old
     California  Federal,   and  First  Nationwide  merged  with  and  into  Old
     California Federal in January 1997.
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA FEDERAL  GOODWILL  LITIGATION - California  Federal  Bank  v.  United
     Sates, Civil Action 92-138
CALIFORNIA FEDERAL GOODWILL LITIGATION ASSET - an  asset, related to  California
     Federal Goodwill Litigation, arising out of the purchase of the Old California Federal.
CD - Certificate of deposit
CLAIMS COURT - United States Court of Federal Claims
COFI - Cost of Funds Index (tied to the FHLB's 11th District cost of funds) COMPANY - Golden State Holdings Inc.
CONVERTIBLE  SUBORDINATED  DEBENTURES  DUE  2001 - In  1986,  Cal Fed Inc.,  Old
     California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001.
DIG - Derivatives Implementation Group
DOWNEY  ACQUISITION - Auto  One's  acquisition   of  the  Downey   Auto  Finance
     Corporation in February, 2000.
EITF - Emerging Issues Task Force
EITF NO. 99-20 -  Recognition  of Interest Income and  Impairment  on  Purchased
     and Retained  Beneficial  Interests in  Securitized Financial Assets
FASB - Financial Accounting Standards Board
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FHLB - Federal Home Loan Bank
FHLB SYSTEM - Federal Home Loan Bank System
FIRREA - Financial Institutions Reform, Recovery and Enforcement Act of 1989 and
     its implementing regulations.
FLSC - forward loan sale commitments
FN HOLDINGS - First Nationwide Holdings Inc.
FN  HOLDINGS  ASSET  TRANSFER - FN  Holdings  contributed  all   of  its  assets
     (including all of the common stock of the Bank) to GS Holdings in September 1998.
FNMC - First Nationwide Mortgage Corporation
FTE - Full-time equivalent staff
GAAP - generally accepted accounting principles
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE  GOODWILL  LITIGATION - Glendale  Federal  Bank  v.  United States, No.
     90-772C
GLENDALE GOODWILL LITIGATION ASSET - an asset,  related to the Glendale Goodwill
     Litigation, arising out of the purchase of Glendale Federal.
GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank.
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE ACQUISITION - FN Holdings  Asset Transfer,  Holding Company Mergers
     and Glen Fed Merger, collectively
GOLDEN STATE  MERGER - the  merger,  completed  on  September 11, 1998,  between
     Golden State, the publicly traded parent company of Glendale Federal, and First Nationwide Holdings Inc. and Hunter's Glen/Ford Ltd.
GOODWILL LITIGATION ASSETS - the  California Federal  Goodwill  Litigation Asset
     and the Glendale Goodwill Litigation Asset, collectively
GOVERNMENT - United States Government

GS ESCROW MERGER - GS Escrow was merged with and into GS Holdings, pursuant to a merger agreement by and between GS Escrow and GS Holdings in September 1998 GS HOLDINGS - Golden State Holdings Inc.
GSB INVESTMENTS - GSB Investments Corp.
HOLDING  COMPANY  MERGERS - FN  Holdings  merged  with  and  into  Golden  State
     Financial Corporation, which owned all of the common stock of Glendale Federal.
IO - Interest only
LIBOR - London Interbank Offered Rate
LTV - Loan to value
LTW - Litigation Tracking Warrant
MAFCO HOLDINGS - Mafco Holdings Inc.
MSR - Mortgage servicing rights
NOL - Net operating loss
OCI - Other comprehensive income
OLD CALIFORNIA FEDERAL - California  Federal Bank, A Federal  Savings Bank prior to the Cal Fed Acquisition.
PO - Principal only
REIT - Real Estate Investment Trust
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable Preferred Stock, Series
     A, issued by California Federal Preferred Capital Corporation in January 1996.
REPOS - short-term securities sold under agreements to repurchase
SEC - Securities and Exchange Commission
SFAS - Statement of Financial Accounting Standards
SFAS NO. 114 - Accounting by Creditors for Impairment of a Loan
SFAS NO. 115 - Accounting for Certain Investments in Debt and Equity Securities SFAS NO. 121 - Accounting for the Impairment of Long-lived Assets and for Long-
     lived Assets to be Disposed of
SFAS NO. 125 - Accounting  for Transfers and  Servicing of  Financial Assets and
     Extinguishment of Liabilities
SFAS  NO.  131 - Disclosures  about  Segments  of  an   Enterprise  and  Related
     Information
SFAS NO. 133 - Accounting  for  Derivative  Instruments and  Hedging  Activities
SFAS NO. 140 - Accounting  for Transfers and Servicing  of Financial  Assets and
     Extinguishments of Liabilities, a replacement of FASB Statement No. 125 SFAS NO. 141 - Accounting for Business Combinations
SFAS NO. 142 - Accounting for Goodwill and Intangible Assets
STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
VERDUGO - Verdugo Trustee Service Corporation

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




August 8, 2001