Form 10-Q
period 2001-09-30
GOLDEN STATE HOLDINGS INC
filed 2001-11-09
CIK 1071000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2001
                                ------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           N/A          to           N/A
                                ---------------------     ----------------------

Commission File Number:                         000-24915
                         -------------------------------------------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes     No
                                         ----     ----
     The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on October 31, 2001: 1,000 shares.

     Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures, as permitted by General Instruction H (2).

                           GOLDEN STATE HOLDINGS INC.
                     THIRD QUARTER 2001 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                            Page
PART I.    FINANCIAL INFORMATION                                            ----
           ---------------------

  Item 1.  Consolidated Financial Statements

           Unaudited Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000...........................3

           Unaudited Consolidated Statements of Income
           Nine Months Ended September 30, 2001 and 2000......................4

           Unaudited Consolidated Statements of Income
           Three Months Ended September 30, 2001 and 2000.....................5

           Unaudited Consolidated Statements of Comprehensive Income
           Nine Months Ended September 30, 2001 and 2000......................6

           Unaudited Consolidated Statements of Comprehensive Income
           Three Months Ended September 30, 2001 and 2000.....................7

           Unaudited Consolidated Statement of Stockholder's Equity
           Nine Months Ended September 30, 2001...............................8

           Unaudited Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 and 2000......................9

           Notes to Unaudited Consolidated Financial Statements..............11

  Item 2.  Management's Narrative Analysis of Results of Operations..........24

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........*


PART II.   OTHER INFORMATION
           -----------------

  Item 1.  Legal Proceedings.................................................44

  Item 2.  Changes in Securities..............................................*

  Item 3.  Defaults Upon Senior Securities....................................*

  Item 4.  Submission of Matters to a Vote of Security Holders................*

  Item 5.  Other Information.................................................45

  Item 6.  Exhibits and Reports on Form 8-K..................................45

  Glossary of Defined Terms..................................................46

  Signatures.................................................................48

* Item 3 of Part I and Items 2, 3 and 4 of Part II are not included as per conditions met by Registrant set forth in General Instruction H (1) (a) and
  (b) of Form 10-Q.

  Golden State Holdings Inc. is a wholly owned subsidiary of Golden State Bancorp Inc. For more information, refer to Golden State Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                             September 30,      December 31,
                 Assets                                                          2001               2000
                 ------                                                      -------------      ------------
    Cash and due from banks                                                  $   783,020        $   697,441
    Interest-bearing deposits in other banks                                     125,115                123
    Short-term investments                                                        84,740             85,510
                                                                             -----------        -----------
           Cash and cash equivalents                                             992,875            783,074

    Securities available-for-sale, at fair value                                 118,350            637,070
    Securities held-to-maturity                                                  218,788            587,503
    Mortgage-backed securities available-for-sale, at fair value               8,243,194          9,866,823
    Mortgage-backed securities held-to-maturity                                1,473,946          2,886,612
    Loans held for sale, net                                                   2,109,071            845,763
    Loans receivable, net                                                     40,843,118         39,592,814
    Investment in FHLB System                                                  1,427,557          1,361,066
    Premises and equipment, net                                                  278,772            290,899
    Foreclosed real estate, net                                                   19,963             19,080
    Accrued interest receivable                                                  328,042            364,414
    Intangible assets (net of accumulated amortization of $290,971
         at September 30, 2001 and $246,150 at December 31, 2000)                646,467            691,288
    Mortgage servicing rights, net of valuation allowance                      1,318,298          1,559,323
    Derivative assets                                                            326,296                 --
    Other assets                                                               1,149,763          1,029,082
                                                                             -----------        -----------
             Total assets                                                    $59,494,500        $60,514,811
                                                                             ===========        ===========


             Liabilities, Minority Interest and Stockholder's Equity
             -------------------------------------------------------

    Deposits                                                                 $24,517,199        $23,462,372
    Securities sold under agreements to repurchase                             3,394,162          4,511,309
    Borrowings                                                                27,048,633         28,800,557
    Derivative liabilities                                                       284,224                 --
    Other liabilities                                                          1,262,000            942,397
                                                                             -----------        -----------
             Total liabilities                                                56,506,218         57,716,635
                                                                             -----------        -----------

    Commitments and contingencies                                                     --                 --

    Minority interest                                                            500,000            500,000

    Stockholder's equity:
         Common stock, $1.00 par value, 1,000 shares authorized,
             issued and outstanding                                                    1                  1
         Additional paid-in capital                                            1,569,454          1,564,821
         Accumulated other comprehensive loss                                    (86,939)           (91,405)
         Retained earnings (substantially restricted)                          1,005,766            824,759
                                                                             -----------        -----------
             Total stockholder's equity                                        2,488,282          2,298,176
                                                                             -----------        -----------
             Total liabilities, minority interest and stockholder's equity   $59,494,500        $60,514,811
                                                                             ===========        ===========
    See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                          2001               2000
                                                                                      ------------       ------------
Interest income:
    Loans receivable                                                                   $2,286,425         $2,085,599
    Mortgage-backed securities available-for-sale                                         486,859            625,205
    Mortgage-backed securities held-to-maturity                                            99,401            149,265
    Loans held for sale                                                                    99,241             46,405
    Securities available-for-sale                                                          16,902             44,426
    Securities held-to-maturity                                                            22,058             19,628
    Interest-bearing deposits in other banks                                                  808              4,582
    Dividends on FHLB stock                                                                63,451             70,305
                                                                                       ----------         ----------
        Total interest income                                                           3,075,145          3,045,415
                                                                                       ----------         ----------

Interest expense:
    Deposits                                                                              666,343            679,138
    Securities sold under agreements to repurchase                                        166,858            267,622
    Borrowings                                                                          1,238,600          1,235,282
                                                                                       ----------         ----------
        Total interest expense                                                          2,071,801          2,182,042
                                                                                       ----------         ----------
        Net interest income                                                             1,003,344            863,373
Provision for loan losses                                                                      --                 --
                                                                                       ----------         ----------
        Net interest income after provision for loan losses                             1,003,344            863,373
                                                                                       ----------         ----------

Noninterest income:
    Loan servicing fees, net                                                              (35,652)           131,344
    Customer banking fees and service charges                                             160,991            147,284
    Gain on sale, settlement and transfer of loans, net                                    69,050             37,608
    Gain (loss) on sale of assets, net                                                     21,976            (15,348)
    Other income                                                                           43,974             25,108
                                                                                       ----------         ----------
        Total noninterest income                                                          260,339            325,996
                                                                                       ----------         ----------

Noninterest expense:
    Compensation and employee benefits                                                    345,993            323,201
    Occupancy and equipment                                                               119,135            114,238
    Professional fees                                                                      25,185             28,439
    Loan expense                                                                           12,683             13,745
    Foreclosed real estate operations, net                                                 (1,239)            (4,047)
    Amortization of intangible assets                                                      44,821             47,312
    Other expense                                                                         168,052            149,555
                                                                                       ----------         ----------
        Total noninterest expense                                                         714,630            672,443
                                                                                       ----------         ----------

Income before income taxes,  minority interest, extraordinary items and
    cumulative effect of change in accounting principle                                   549,053            516,926
Income tax expense                                                                        211,253             67,531
Minority interest                                                                          20,241             20,191
                                                                                       ----------         ----------
        Income before extraordinary items and cumulative effect of change in
           accounting principle                                                           317,559            429,204
Extraordinary items - gains on early extinguishment of debt,
    net of applicable taxes of $2,083 in 2000                                                  --              3,014
Cumulative effect of change in accounting principle, net of applicable taxes of
    $1,072 in 2001                                                                         (1,552)                --
                                                                                       ----------         ----------
        Net income                                                                     $  316,007         $  432,218
                                                                                       ==========         ==========
See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                              2001                    2000
                                                                            --------                --------
Interest income:
     Loans receivable                                                       $745,411              $  742,092
     Mortgage-backed securities available-for-sale                           141,882                 189,661
     Mortgage-backed securities held-to-maturity                              28,418                  58,428
     Loans held for sale                                                      46,565                  17,719
     Securities available-for-sale                                             2,327                  11,450
     Securities held-to-maturity                                               5,606                  10,147
     Interest-bearing deposits in other banks                                    269                   1,198
     Dividends on FHLB stock                                                  18,079                  25,195
                                                                            --------              ----------
         Total interest income                                               988,557               1,055,890
                                                                            --------              ----------

Interest expense:
     Deposits                                                                201,854                 235,992
     Securities sold under agreements to repurchase                           45,466                  94,888
     Borrowings                                                              384,753                 439,057
                                                                            --------              ----------
         Total interest expense                                              632,073                 769,937
                                                                            --------              ----------
         Net interest income                                                 356,484                 285,953
Provision for loan losses                                                         --                      --
                                                                            --------              ----------
         Net interest income after provision for loan losses                 356,484                 285,953
                                                                            --------              ----------

Noninterest income:
     Loan servicing fees, net                                                (28,746)                 45,521
     Customer banking fees and service charges                                55,171                  48,560
     Gain on sale, settlement and transfer of loans, net                      47,165                  10,546
     Gain on sale of assets, net                                               5,755                     688
     Other income                                                              7,534                   7,304
                                                                            --------              ----------
         Total noninterest income                                             86,879                 112,619
                                                                            --------              ----------

Noninterest expense:
     Compensation and employee benefits                                      114,796                 108,253
     Occupancy and equipment                                                  41,334                  40,730
     Professional fees                                                        10,535                  10,833
     Loan expense                                                              4,114                   4,511
     Foreclosed real estate operations, net                                     (386)                   (669)
     Amortization of intangible assets                                        14,941                  15,405
     Other expense                                                            56,888                  46,543
                                                                            --------              ----------
         Total noninterest expense                                           242,222                 225,606
                                                                            --------              ----------

Income before income taxes and  minority interest                            201,141                 172,966
Income tax expense                                                            87,544                  75,421
Minority interest                                                              6,747                   6,797
                                                                            --------              ----------
         Net income                                                         $106,850              $   90,748
                                                                            ========              ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                             Nine Months Ended September 30,
                                                                            --------------------------------
                                                                              2001                    2000
                                                                            --------                --------
     Net income                                                             $ 316,007               $432,218

     Other comprehensive income, net of tax:
         Unrealized holding gain on securities available-for-sale:
            Unrealized holding gain arising during the period                 148,627                 59,397
            Less: reclassification adjustment for (gain) loss
               included in net income                                         (15,483)                10,859
                                                                            ---------               --------
                                                                              133,144                 70,256
         Amortization of market adjustment for securities
            transferred from available-for-sale to held-to-maturity            17,912                  2,808

         Transition adjustment upon adoption of SFAS No. 133                  (44,647)                    --

         Change in fair value of derivatives used for cash flow hedges,
            net of applicable taxes of $70,402                               (101,943)                    --
                                                                            ---------               --------

     Other comprehensive income                                                 4,466                 73,064
                                                                            ---------               --------

     Comprehensive income                                                   $ 320,473               $505,282
                                                                            =========               ========

     See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                              2001                    2000
                                                                            --------                --------
    Net income                                                              $106,850                $ 90,748

    Other comprehensive (loss) income, net of tax:
       Unrealized holding gain on securities available-for-sale:
           Unrealized holding gain arising during the period                  50,462                  79,068
           Less: reclassification adjustment for gain included
               in net income                                                  (5,911)                   (231)
                                                                            --------                --------
                                                                              44,551                  78,837
       Amortization of market adjustment for securities
           transferred from available-for-sale to held-to-maturity            14,446                   2,138

       Change in fair value of derivatives used for cash flow hedges,
           net of applicable taxes of $58,828                                (85,183)                     --
                                                                            --------                --------

    Other comprehensive (loss) income                                        (26,186)                 80,975
                                                                            --------                --------

    Comprehensive income                                                    $ 80,664                $171,723
                                                                            ========                ========

    See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                                 (in thousands)

                                                               Additional     Accumulated Other Comprehensive (Loss) Income
                                                  Common        Paid-In       ---------------------------------------------
                                                   Stock        Capital        Securities       Derivatives         Total
                                                   -----        -------        ----------       -----------         -----
Balance at December 31, 2000                        $1        $1,564,821        $(91,405)        $      --        $ (91,405)

Net income                                          --                --              --                --               --
Change in net unrealized holding gain (loss)
   on securities available-for-sale                 --                --         102,770                --          102,770
Change in net unrealized holding loss
   on derivatives                                   --                --              --          (101,943)        (101,943)
Amortization of unrealized holding
   loss on securities held-to-maturity              --                --          17,912                --           17,912
Unrealized loss on securities reclassified
   to available-for-sale, net of tax                --                --          30,374                --           30,374
Transition adjustment upon adoption
   of SFAS No. 133                                  --                --              --           (44,647)         (44,647)
Dividends to parent                                 --                --              --                --               --
Impact of Golden State restricted
   common stock                                     --             3,055              --                --               --
Tax benefits on exercise of stock options           --             1,578              --                --               --
                                                    --        ----------        --------         ---------        ---------

Balance at September 30, 2001                       $1        $1,569,454        $ 59,651         $(146,590)       $ (86,939)
                                                    ==        ==========        ========         =========        =========

                                                                                                                 (Continued)

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                                 (in thousands)

                                                         Retained
                                                         Earnings            Total
                                                      (Substantially     Stockholder's
                                                        Restricted)         Equity
                                                        -----------         ------
Balance at December 31, 2000                            $  824,759        $2,298,176

Net income                                                 316,007           316,007
Change in net unrealized holding gain (loss)
   on securities available-for-sale                             --           102,770
Change in net unrealized holding loss
   on derivatives                                               --          (101,943)
Amortization of unrealized holding
   loss on securities held-to-maturity                          --            17,912
Unrealized loss on securities reclassified
   to available-for-sale, net of tax                            --            30,374
Transition adjustment upon adoption
   of SFAS No. 133                                              --           (44,647)
Dividends to parent                                       (135,000)         (135,000)
Impact of Golden State restricted
   common stock                                                 --             3,055
Tax benefits on exercise of stock options                       --             1,578
                                                        ----------        ----------

Balance at September 30, 2001                           $1,005,766        $2,488,282
                                                        ==========        ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                             Nine Months Ended September 30,
                                                                            --------------------------------
                                                                                2001                 2000
                                                                            ------------         -----------
  Cash flows from operating activities:

  Net income                                                                $    316,007         $   432,218
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangible assets                                            44,821              47,312
     Amortization (accretion) of purchase accounting premiums and
        discounts, net                                                             8,125                 (27)
     Accretion of discount on borrowings                                             818                 813
     Amortization of mortgage servicing rights                                   219,793             149,037
     (Gain) loss on sale of assets, net                                          (21,976)             15,348
     Gain on sale of foreclosed real estate, net                                  (2,438)             (7,591)
     Loss on sale, settlement and transfer of loans, net                         184,371              52,213
     Capitalization of originated mortgage servicing rights                     (253,421)            (89,821)
     Extraordinary items - gains on early extinguishment of debt, net                 --              (3,014)
     Depreciation and amortization of premises and equipment                      39,903              38,866
     Amortization of deferred debt issuance costs                                  5,283               5,511
     FHLB stock dividends                                                        (63,451)            (70,305)
     Purchases and originations of loans held for sale                       (12,205,482)         (3,789,358)
     Net proceeds from the sale of loans held for sale                        10,933,006           3,522,307
     Net MSR hedge ineffectiveness                                               (29,491)                 --
     MSR valuation provision                                                     158,000                  --
     Increase in other assets                                                   (292,998)            (30,764)
     Decrease (increase) in accrued interest receivable                           36,372             (29,255)
     Increase in other liabilities                                               485,580             240,588
     Amortization of deferred compensation expense - Golden State
        restricted common stock                                                    1,379               1,500
     Gain on non-monetary exchange of Star Systems common stock                  (20,671)                 --
     Reduction in accrued liability for state income taxes                       (25,805)                 --
     Minority interest                                                            20,241              20,191
     Dividends on Golden State restricted common stock                                49                  --
                                                                            ------------         -----------
        Net cash (used) provided by operating activities                    $   (461,985)        $   505,769
                                                                            ------------         -----------

                                                                                                  (Continued)
  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                             Nine Months Ended September 30,
                                                                            ---------------------------------
                                                                                2001                 2000
                                                                            ------------         ------------
Cash flows from investing activities:
    Downey Acquisition                                                      $         --         $   (379,314)
    Purchases of securities available-for-sale                                   (45,616)             (33,388)
    Proceeds from maturities of securities available-for-sale                    654,157               35,469
    Purchases of securities held-to-maturity                                      (7,541)              (2,849)
    Principal payments and proceeds from maturities
       of securities held-to-maturity                                            321,555               41,747
    Purchases of mortgage-backed securities available-for-sale                  (120,809)             (58,340)
    Principal payments on mortgage-backed securities available-for-sale        2,263,091            1,438,573
    Proceeds from sales of mortgage-backed securities available-for-sale         777,265              666,924
    Principal payments on mortgage-backed securities held-to-maturity            344,727              315,554
    Proceeds from sales of loans                                                  72,064               62,360
    Net decrease (increase) in loans receivable                                1,630,891           (3,671,238)
    Purchases of loans receivable                                             (3,138,329)          (1,213,023)
    Purchases of FHLB stock, net                                                 (23,193)            (107,570)
    Purchases of premises and equipment                                          (29,217)             (34,958)
    Proceeds from disposal of premises and equipment                              10,806                2,977
    Proceeds from sales of foreclosed real estate                                 24,622               63,947
    Proceeds from sale of Concord EFS common stock                                29,948                   --
    Purchases of mortgage servicing rights                                      (233,332)            (277,248)
    Hedge receipts                                                                14,542               (2,800)
    Purchases of derivatives                                                    (354,017)             (42,072)
    Proceeds from sales and settlements of derivatives                           408,377               19,059
    Proceeds from sales of mortgage servicing rights                                  --                  765
                                                                            ------------         ------------
        Net cash provided (used) by investing activities                       2,599,991           (3,175,425)
                                                                            ------------         ------------

Cash flows from financing activities:
     Net increase in deposits                                                  1,055,445              210,435
     Proceeds from additional borrowings                                      87,843,153           29,518,911
     Principal payments on borrowings                                        (89,205,993)         (26,779,900)
     Net decrease in securities sold under agreements to repurchase           (1,117,147)            (143,692)
     Principal payment on GS Holdings Notes                                     (350,000)                  --
     Dividends on common stock                                                  (135,000)             (71,000)
     Dividends paid to minority stockholders of subsidiary, net of taxes         (20,241)             (20,191)
       Tax benefit on exercise of stock options                                    1,578                  132
     Capital contribution from parent                                                 --               19,000
                                                                            ------------         ------------
        Net cash (used) provided by financing activities                      (1,928,205)           2,733,695
                                                                            ------------         ------------

Net change in cash and cash equivalents                                          209,801               64,039
Cash and cash equivalents at beginning of period                                 783,074              592,878
                                                                            ------------         ------------
Cash and cash equivalents at end of period                                  $    992,875         $    656,917
                                                                            ============         ============

  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)    BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and nine-month periods in the prior year have been reclassified to conform to the current period's presentation.

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

       All  significant   intercompany   balances  and  transactions  have  been
eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements of GS Holdings included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. A glossary of defined terms begins on page 46 of this document. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

       As GS Holdings' common stock is wholly owned by Golden State, earnings per share data is not presented.

(2)    RECLASSIFICATION OF SECURITIES
       ------------------------------

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

       On April 30, 2000, the Company reclassified $1.1 billion and $445.0 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available-for-sale to their respective held-to-maturity portfolios. These assets primarily comprised securities required as part of the Bank's regulatory liquidity portfolio. The net unrealized loss related to these securities of $64.0 million, included as a component of equity (accumulated other comprehensive loss), is being amortized to interest income over the remaining life of the securities as an adjustment of yield using the interest method. The effect of this amortization on interest income is fully offset by the effect of amortization of the related discount recorded against the respective assets at the time of transfer.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3)    CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS
       ----------------------------------------------------

       Cash paid (including interest credited) for interest on deposits and other interest-bearing liabilities during each of the nine months ended September 30, 2001 and 2000 was $2.2 billion. Net cash paid for income taxes during the nine months ended September 30, 2001 and 2000 was $164.5 million and $33.4 million, respectively.

       During the nine months ended September 30, 2001, noncash activity consisted of the reclassification of $1.1 billion and $85.0 million of mortgage-backed securities and U. S. government and agency securities, respectively, from securities held-to-maturity to their respective available-for-sale portfolios, as permitted upon the adoption of SFAS No. 133, the reclassification of $164.8 million from mortgage servicing rights to derivative assets ($173.6 million) and derivative liabilities ($8.8 million) related to the adoption of SFAS No. 133, the reclassification of $161.1 million from loans receivable to loans held-for-sale, transfers of $23.0 million from loans receivable to foreclosed real estate, transfers of $6.5 million from loans held-for-sale (at lower of cost or market) to loans receivable and $0.2 million of loans made to facilitate sales of real estate owned.

       Noncash activity during the nine months ended September 30, 2001 also included an increase of $3.1 million in additional paid-in capital reflecting the impact of Golden State restricted common stock outstanding under an employee incentive plan.

       During the nine months ended September 30, 2000, noncash activity consisted of the reclassification of $1.1 billion and $445.0 million of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available-for-sale to their respective held-to-maturity portfolios, transfers of $113.2 million from loans receivable to mortgage-backed securities upon the securitization of certain of the Bank's single-family loans, transfers of $54.7 million from loans held-for-sale (at lower of cost or market) to loans receivable, transfers of $41.1 million from loans receivable to foreclosed real estate and $5.4 million of loans made to facilitate sales of real estate owned.

       Noncash activity during the nine months ended September 30, 2000 also included a $211.7 million reduction of the valuation allowance of the Company's deferred tax asset representing pre-merger tax benefits, of which $161.7 million was retained by the previous owners of FN Holdings and an increase of $2.7 million in additional paid-in capital reflecting the impact of Golden State restricted common stock outstanding under an employee incentive plan.

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

                                     Nine Months Ended September 30,           Three Months Ended September 30,
                                   -----------------------------------       ------------------------------------
                                   Community     Mortgage                    Community     Mortgage
                                    Banking       Banking        Total        Banking       Banking       Total
                                    -------       -------        -----        -------       -------       -----
                                                                    (in thousands)
Net interest income: (a)
2001                               $1,036,087    $ 73,592     $1,109,679      $357,105      $37,132      $394,237
2000                                  937,624       7,331        944,955       312,292        5,235       317,527

Noninterest income: (b)
2001                               $  271,592    $ 18,572     $  290,164      $104,743      $(3,571)     $101,172
2000                                  181,517     188,763        370,280        63,292       64,345       127,637

Noninterest expense: (c)
2001                               $  601,934    $116,176     $  718,110      $202,475      $40,907      $243,382
2000                                  562,640     120,683        683,323       189,501       39,896       229,397

Pre-tax contribution:
2001                               $  705,745    $(24,012)    $  681,733      $259,373      $(7,346)     $252,027
2000                                  556,501      75,411        631,912       186,083       29,684       215,767

_____________
(a) Includes $106.3 million and $81.6 million for the nine months ended September 30, 2001 and 2000, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $217.0 million and $192.8 million for the nine months ended September 30, 2001 and 2000, respectively, in interest income and expense on intercompany loans.

       Includes $37.8 million and $31.6 million for the three months ended September 30, 2001 and 2000, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $82.9 million and $70.5 million for the three months ended September 30, 2001 and 2000, respectively, in interest income and expense on intercompany loans.

(b) Includes $29.8 million and $44.3 million for the nine months ended September 30, 2001 and 2000, respectively, in intercompany servicing fees. Includes $14.3 million and $15.0 million for the three months ended September 30, 2001 and 2000, respectively, in intercompany servicing fees.

(c) Includes $3.5 million and $10.9 million for the nine months ended September 30, 2001 and 2000, respectively, in intercompany noninterest expense. Includes $1.2 million and $3.8 million for the three months ended September 30, 2001 and 2000, respectively, in intercompany noninterest expense.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       The following reconciles the above table to the amounts shown on the consolidated financial statements for the nine and three months ended September 30, 2001 and 2000 (in thousands):

                                                     Nine Months Ended September 30,     Three Months Ended September 30,
                                                     -------------------------------     --------------------------------
                                                          2001             2000               2001             2000
                                                          ----             ----               ----             ----
Net interest income:
Total net interest income for reportable segments       $1,109,679       $944,955          $394,237          $317,527
Elimination of intersegment net interest income           (106,335)       (81,582)          (37,753)          (31,574)
                                                        ----------       --------          --------          --------
Total                                                   $1,003,344       $863,373          $356,484          $285,953
                                                        ==========       ========          ========          ========

Noninterest income:
Total noninterest income for reportable segments        $  290,164       $370,280          $101,172          $127,637
Elimination of intersegment servicing fees                 (29,825)       (44,284)          (14,293)          (15,018)
                                                        ----------       --------          --------          --------
Total                                                   $  260,339       $325,996          $ 86,879          $112,619
                                                        ==========       ========          ========          ========

Noninterest expense:
Total noninterest expense for reportable segments       $  718,110       $683,323          $243,382          $229,397
Elimination of intersegment expense                         (3,480)       (10,880)           (1,160)           (3,791)
                                                        ----------       --------          --------          --------
Total                                                   $  714,630       $672,443          $242,222          $225,606
                                                        ==========       ========          ========          ========

Pre-tax contribution:
Total contributions for reportable segments             $  681,733       $631,912          $252,027          $215,767
Elimination of intersegment contributions                 (132,680)      (114,986)          (50,886)          (42,801)
                                                        ----------       --------          --------          --------
Total                                                   $  549,053       $516,926          $201,141          $172,966
                                                        ==========       ========          ========          ========

(5)    LOANS RECEIVABLE, NET
       ---------------------

     The following details the components of loans receivable, net, at September 30, 2001 and December 31, 2000 (in thousands):

                                                                       September 30, 2001    December 31, 2000
                                                                       ------------------    -----------------
       Loan Portfolio:
            1-4 unit residential                                          $31,117,993           $30,828,368
            Multi-family residential                                        4,058,460             3,569,228
            Commercial real estate                                          2,417,708             2,487,093
            Land                                                               14,908                22,384
            Construction                                                        6,407                 7,416
                                                                          -----------           -----------
               Total real estate loans                                     37,615,476            36,914,489
                                                                          -----------           -----------

            Equity-line                                                       596,368               538,524
            Other consumer loans                                              301,685               302,559
            Auto loans, net (a)                                             1,918,270             1,567,257
            Commercial loans                                                  665,273               557,796
                                                                          -----------           -----------
               Total loans receivable                                      41,097,072            39,880,625
                                                                          -----------           -----------

            Deferred loan fees, costs, discounts and premiums, net            248,583               229,962
            Allowance for loan losses                                        (510,885)             (526,308)
            Purchase accounting adjustments, net                                8,348                 8,535
                                                                          -----------           -----------
               Loans receivable, net                                      $40,843,118           $39,592,814
                                                                          ===========           ===========

________________
(a) $772.8 million, or 40% and $632.4 million, or 40% of this portfolio, represents prime product as of September 30, 2001 and December 31, 2000, respectively.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(6)    DEPOSITS
       --------

       Deposits at September 30, 2001 and December 31, 2000 are comprised of the following (dollars in thousands):

                                                                       September 30, 2001    December 31, 2000
                                                                       ------------------    -----------------
       Transaction Accounts:
            Non-interest checking                                         $ 1,943,763           $ 1,749,359
            Interest-bearing checking                                       2,052,288             2,063,185
                                                                          -----------           -----------
               Subtotal checking                                            3,996,051             3,812,544

            Money market                                                    4,338,713             2,948,853
            Passbook savings                                                3,012,186             3,086,851
                                                                          -----------           -----------
               Total transaction accounts                                  11,346,950             9,848,248

       Certificates of deposit                                             11,203,258            12,241,809
                                                                          -----------           -----------
               Subtotal retail deposits                                    22,550,208            22,090,057

       Custodial accounts                                                   1,730,561               825,438
       Accrued interest payable                                                58,331                80,225
       Purchase accounting                                                        482                 1,009
                                                                          -----------           -----------
               Total retail deposits                                       24,339,582            22,996,729

       Brokered deposits                                                      177,617               465,643
                                                                          -----------           -----------
               Total deposits                                             $24,517,199           $23,462,372
                                                                          ===========           ===========

            Demand deposits as a % of retail deposits
               (including custodials)                                            23.6%                 20.2%
            Transaction accounts as a % of retail deposits
               (including custodials)                                            53.9%                 46.6%

(7)    ACCRUED TERMINATION AND FACILITIES COSTS
       ----------------------------------------

       In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (a) branch consolidations due to duplicate facilities and (b) employee severance and termination benefits due to a planned reduction in force. The merger and integration plan relative to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income. The table below reflects a summary of the activity in the liability for the costs related to such plan since December 31, 2000 (in thousands):

                                                                     Severance and
                                                       Branch         Termination
                                                   Consolidations       Benefits           Total
                                                   --------------       --------           -----
      Balance at December 31, 2000                     $16,044          $12,529           $28,573
          Additional liabilities recorded                   --               --                --
          Charges to liability account                  (2,195)             (29)           (2,224)
                                                       -------          -------           -------
      Balance at September 30, 2001                    $13,849          $12,500           $26,349
                                                       =======          =======           =======

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(8)    INCOME TAXES
       ------------

       During the nine months ended September 30, 2001, GS Holdings recorded net income tax expense of $211.3 million, which included net tax benefits of $29.0 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

       In addition, an income tax benefit of $3.2 million was recorded due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank.

       During the nine months ended September 30, 2000, GS Holdings recorded net income tax expense of $67.5 million, which included a tax benefit of $161.7 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and based on the status of Mafco Holdings', including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the nine-month period ended September 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million.

(9)    STOCKHOLDER'S EQUITY
       --------------------

       At September 30, 2001, there were 1,000 shares of GS Holdings common stock issued and outstanding.

       Dividends on common stock during the nine months ended September 30, 2001 and 2000 totalled $135.0 million and $71.0 million, respectively.

(10)   EXECUTIVE AND STOCK COMPENSATION
       --------------------------------

       In the first quarter of 2001, Golden State granted to certain of the Company's employees non-qualified stock options equivalent to 851,000 shares of common stock at a weighted average price of $25.67 per share under the Golden State Bancorp Inc. Omnibus Stock Plan. In the second quarter of 2001, Golden State granted an additional 560,100 non-qualified stock options at a weighted average price of $30.75 per share. Golden State did not grant any non-qualified stock options in the third quarter of 2001. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the nine months ended September 30, 2001, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of Golden State's common stock at the measurement date over the exercise price of the award.

       During the three months ended September 30, 2001, 159,526 options were exercised and 28,247 options were cancelled or expired under all plans. During the nine months ended September 30, 2001, 314,143 options were exercised and 49,924 options were cancelled or expired under all plans. During the three and nine months ended September 30, 2000, a total of 36,893 and 51,200 options, respectively, were exercised and 18,584 and 82,950 options, respectively, were cancelled or expired under all plans.

       At September 30, 2001 and 2000, options to acquire an equivalent of 4,718,433 and 3,777,782 shares and 861,916 and 1,129,382 LTW(TM)s, respectively, remained outstanding under all plans.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       On January 22, 2001, Golden State awarded to certain of the Company's employees 99,108 shares of restricted stock under the Golden State Bancorp Inc. Executive Compensation Plan. The market value on the date of the awards was $26.38 per share. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. During the three and nine months ended September 30, 2001, 28,454 and 143,499 restricted shares were vested. During both the three and nine months ended September 30, 2000, 28,454 restricted shares were vested. At September 30, 2001, a total of 202,365 restricted shares were outstanding. The compensation expense based on the stock price on the date of these awards was recognized on a straight-line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During the three and nine months ended September 30, 2001, $0.4 million and $1.4 million, respectively, in compensation expense was recognized related to such awards. During the three and nine months ended September 30, 2000, $0.4 million and $1.5 million, respectively, in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights.

(11)   EXTRAORDINARY ITEMS
       -------------------

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

(12)   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
       ---------------------------------------------------

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

       On April 1, 2001, the Company identified a portfolio of securities with a total book value of $80.7 million which are subject to the impairment provisions of EITF No. 99-20. All of these securities had previously been reported as available-for-sale securities, with changes in fair value reflected in OCI. As a result of its implementation of EITF No. 99-20, the Company recorded a loss of $1.6 million, net of income tax credits of $1.1 million, representing the cumulative effect of change in accounting principle during the quarter ended June 30, 2001. During the quarter ended September 30, 2001, the Company recorded a pre-tax loss of $3.6 million in order to record the decline in fair value of these securities.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(13)   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
       ---------------------------------------------

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

       RESULTS
       -------

       Risk management results for the quarter ended September 30, 2001 related to the balance sheet hedging of FHLB advances and Repos indicate that the hedges were 100% effective and that there was no component of the derivative instruments' gain or loss which was excluded from the assessment of hedge effectiveness.

       Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances and Repos are reported in OCI. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings. The net amount of OCI reclassified into interest expense during the three and nine months ended September 30, 2001 was $22.8 million and $43.0 million, respectively.

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

       As of September 30, 2001, approximately $82.0 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve-month period ending September 30, 2002.

       INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - MORTGAGE SERVICING RIGHTS HEDGES

       OBJECTIVES AND CONTEXT
       ----------------------

       The Company either purchases or originates mortgage servicing rights as a source of fee income. These mortgage-servicing rights expose the Company to variability in their fair value due to changes in the level of prepayments. Mortgage servicing rights are generally recorded in the financial statements at the lesser of their amortized cost or their fair value, unless they are designated for fair value hedging, in accordance with SFAS No. 133. The carrying value of mortgage servicing rights in a designated fair value hedging relationship will be adjusted upwards or downwards depending upon the effectiveness of the hedge.

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

       RESULTS
       -------

       Risk management results related to the hedging of mortgage servicing rights are summarized below and are included in the caption entitled "Loan servicing fees, net" in the accompanying consolidated statements of income (in thousands):

                                                                          Nine Months            Three Months
                                                                          -----------            ------------
                                                                               Ended September 30, 2001
                                                                         ------------------------------------
      Gain on designated derivative contracts                              $ 214,708               $ 289,309
      Decrease in value of designated mortgage servicing rights             (185,217)               (268,775)
                                                                           ---------               ---------

      Net hedge ineffectiveness                                            $  29,491               $  20,534
                                                                           =========               =========

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

       RESULTS
       -------

       Risk management results related to the hedging of warehouse loans are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income (in thousands):

                                                                       Nine Months           Three Months
                                                                       -----------           ------------
                                                                            Ended September 30, 2001
                                                                       ----------------------------------
        Loss on designated forward loan sale commitments                $(18,141)              $(28,541)
        Increase in value of warehouse loans                              19,203                 28,241
                                                                        --------               --------

        Net hedge ineffectiveness                                       $  1,062               $   (300)
                                                                        ========               ========

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

       Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income (in thousands):

                                                                                   Nine Months       Three Months
                                                                                   -----------       ------------
                                                                                      Ended September 30,2001
                                                                                   ------------------------------
Loss on undesignated forward loan sale commitments recognized to income              $(10,394)         $(20,514)
Gain on undesignated interest rate loan commitments recognized to income               10,648            19,628
                                                                                     --------          --------

Net gain (loss) on derivatives                                                       $    254          $   (886)
                                                                                     ========          ========

(14)   RECENT ACCOUNTING PRONOUNCEMENTS
       --------------------------------

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

       SFAS No. 141 requires that all business combinations be accounted for using the purchase method. Use of the pooling-of-interests method to account for business combinations, which APB Opinion No. 16 required to be used when certain criteria were met, is prohibited. SFAS No. 141 provides guidance for determining the acquiror versus the acquiree in an acquisition. In addition, SFAS No. 141 requires that additional information be disclosed about business combination transactions.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       The accounting, disclosure and financial statement provisions of SFAS No. 141 are effective for business combinations initiated after June 30, 2001, and as such, the implementation of SFAS No. 141 is not expected to materially impact the Company's current financial condition or operating results.

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

       SFAS No. 142 is effective for the Company on January 1, 2002.

       Management has reviewed the records from the Company's various acquisitions. At September 30, 2001, $645.4 million of the Company's $646.5 million intangible asset represents goodwill and will cease to be amortized as of January 1, 2002 pursuant to SFAS No. 142. As a result, management expects GAAP earnings to increase by $14.8 million per quarter in 2002.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

       On October 3, 2001, the FASB issued SFAS No. 144. SFAS No. 144 establishes a single accounting model for the financial accounting and reporting for impairment or disposal of long-lived assets. The reason for issuing the Statement stemmed from the failure of SFAS No. 121 to address the accounting for the disposal of a segment of a business accounted for as a discontinued operation under APB Opinion No. 30. Thus, two accounting models existed for the disposal of long-lived assets. SFAS No. 144 is based on the framework established in SFAS No. 121.

       The accounting, disclosure and financial statement provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of the Statement generally are to be applied prospectively.

       The implementation of SFAS No. 144 is not expected to materially impact the Company's financial condition or operating results.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

       FORWARD-LOOKING STATEMENTS. THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT PERTAIN TO OUR FUTURE OPERATING RESULTS. WORDS SUCH AS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY THESE STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS AND ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS DUE TO SUCH FACTORS AS (I) PORTFOLIO CONCENTRATIONS; (II) INTEREST RATE CHANGES, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES, THE SHAPE OF THE YIELD CURVE AND THE TREASURY-EURODOLLAR SPREAD;
(III) CHANGES IN ASSET PREPAYMENT SPEEDS; (IV) CHANGES IN OUR COMPETITIVE AND REGULATORY ENVIRONMENTS; AND (V) CHANGES IN THE AVAILABILITY OF NET OPERATING LOSS CARRYOVERS AND DEFERRED TAX LIABILITIES. IN OCTOBER 2001, GOLDEN STATE BANCORP INC. FILED AN S-3 REGISTRATION STATEMENT WITH THE SEC THAT DISCUSSES THESE FACTORS IN GREATER DETAIL. WE ASSUME NO OBLIGATION TO UPDATE ANY OF OUR FORWARD-LOOKING STATEMENTS.

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

       NET INCOME

       GS Holdings reported income before the cumulative effect of change in accounting principle of $317.6 million for the nine months ended September 30, 2001. Income before extraordinary items was $429.2 million for the nine months ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $316.0 million compared with net income of $432.2 million for the corresponding period in 2000. Net income for the nine months ended September 30, 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of change in accounting principle. Net income for the nine months ended September 30, 2000 includes gains on the early extinguishment of debt, net of tax, of $3.0 million. The Bank's efficiency ratio was 48.73% for the nine months ended September 30, 2001, compared to 47.91% for the comparable period in 2000.

       GS Holdings reported net income for the three months ended September 30, 2001 of $106.9 million compared with net income of $90.7 million for the corresponding period in 2000. The Bank's efficiency ratio was 47.66% for the third quarter of 2001, compared to 48.03% for the comparable period in 2000.

       FINANCIAL CONDITION

       During the nine months ended September 30, 2001, consolidated total assets decreased $1.0 billion from December 31, 2000, to $59.5 billion, and total liabilities decreased from $57.7 billion to $56.5 billion. Loans held for sale and loans receivable increased $1.26 billion and $1.25 billion, respectively, during the nine month period, while mortgage-backed securities and securities declined $3.0 billion and $0.9 billion, respectively, during the same period. This shift represents strong loan production by the Company coupled with high repayment rates for both loans and securities in light of the current declining interest rate environment. Deposits increased $1.1 billion during the nine months ended September 30, 2001, including increases of $1.5 billion in transaction accounts and $0.9 billion in custodial accounts, offset by a $1.0 billion decline in certificates of deposit and a $0.3 billion decline in brokered deposits - part of management's goal to become more "bank-like" and to lower its cost of funds. Custodial accounts increased $905.1 million, or 110%, over December 31, 2000 balances, a direct result of the increase in repayments in the loan servicing portfolio. Total borrowings, including securities sold under agreements to repurchase, FHLB advances and other borrowings, declined $2.9 billion during the nine months ended September 30, 2001 due in part to $350 million of the GS Holdings Notes which matured, and was paid in full, on August 1, 2001.

       During the nine months ended September 30, 2001, stockholders' equity increased $190.1 million to $2.5 billion. The increase in stockholders' equity is principally the net result of $316.0 million in net income for the period, a $102.8 million improvement in net unrealized gain/loss, after tax, on securities available-for-sale, a $30.4 million improvement in unrealized loss on securities upon reclassification from the held-to-maturity to the available-for-sale portfolio and $17.9 million of amortization on the unrealized holding loss on securities held-to-maturity. These amounts are offset, in part, by $135.0 million in common stock dividends, $101.9 million in net unrealized losses, after tax, on derivatives and a $44.6 million transition adjustment recorded upon the adoption of SFAS No. 133.

       GS Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $130.8 million at September 30, 2001 compared with $140.9 million at December 31, 2000. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.22% at September 30, 2001 from 0.23% at December 31, 2000.

RESULTS OF OPERATIONS

       NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                    Nine Months Ended September 30, 2001
                                                                  ----------------------------------------
                                                                   Average                        Average
                                                                   Balance        Interest          Rate
                                                                   -------        --------          ----
                                                                             (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $   890         $   40            5.96%
     Mortgage-backed securities available-for-sale                   9,887            487            6.57
     Mortgage-backed securities held-to-maturity                     1,626             99            8.15
     Loans held for sale, net                                        1,989             99            6.65
     Loans receivable, net:
         Residential                                                31,657          1,655            6.97
         Commercial real estate                                      6,221            384            8.23
         Commercial banking                                            596             37            8.22
         Consumer                                                      886             59            8.86
         Auto                                                        1,758            152           11.58
                                                                   -------         ------
     Total loans receivable, net                                    41,118          2,287            7.42
      FHLB stock                                                     1,402             63            6.05
                                                                   -------         ------
         Total interest-earning assets                              56,912          3,075            7.21%
                                                                                   ------
Noninterest-earning assets                                           3,717
                                                                   -------
         Total assets                                              $60,629
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                      $24,198            667            3.68%
     Securities sold under agreements to repurchase (3)              3,872            167            5.69
     Borrowings (3)                                                 28,513          1,238            5.79
                                                                   -------         ------
         Total interest-bearing liabilities                         56,583          2,072            4.88%
                                                                                   ------
Noninterest-bearing liabilities                                      1,198
Minority interest                                                      496
Stockholder's equity                                                 2,352
                                                                   -------
          Total liabilities, minority interest
                and stockholder's equity                           $60,629
                                                                   =======
Net interest income                                                                $1,003
                                                                                   ======
Interest rate spread                                                                                 2.33%
                                                                                                    =====
Net interest margin                                                                                  2.35%
                                                                                                    =====

Return on average assets                                                                             0.70%
                                                                                                    =====
Return on average equity                                                                            17.91%
                                                                                                    =====
Return on tangible common equity                                                                    28.57%
                                                                                                    =====
Average equity to average assets                                                                     3.88%
                                                                                                    =====

                                                                    Nine Months Ended September 30, 2000
                                                                  ----------------------------------------
                                                                   Average                        Average
                                                                   Balance        Interest          Rate
                                                                   -------        --------          ----
                                                                             (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,429         $   69            6.39%
     Mortgage-backed securities available-for-sale                  12,514            625            6.66
     Mortgage-backed securities held-to-maturity                     2,640            149            7.54
     Loans held for sale, net                                          832             46            7.44
     Loans receivable, net:
         Residential                                                29,310          1,544            7.03
         Commercial real estate                                      5,623            340            8.06
         Commercial banking                                            514             38            9.93
         Consumer                                                      737             57           10.27
         Auto                                                        1,213            107           11.73
                                                                   -------         ------
     Total loans receivable, net                                    37,397          2,086            7.44
     FHLB stock                                                      1,278             70            7.35
                                                                   -------         ------
         Total interest-earning assets                              56,090          3,045            7.24%
                                                                                   ------
Noninterest-earning assets                                           2,985
                                                                   -------
         Total assets                                              $59,075
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                      $23,066            679            3.93%
     Securities sold under agreements to repurchase (3)              5,551            268            6.34
     Borrowings (3)                                                 27,148          1,235            6.05
                                                                   -------         ------
         Total interest-bearing liabilities                         55,765          2,182            5.20%
                                                                                   ------
Noninterest-bearing liabilities                                        994
Minority interest                                                      496
Stockholder's equity                                                 1,820
                                                                   -------
         Total liabilities, minority interest
              and stockholder's equity                             $59,075
                                                                   =======
Net interest income                                                                $  863
                                                                                   ======
Interest rate spread                                                                                 2.04%
                                                                                                    =====
Net interest margin                                                                                  2.07%
                                                                                                    =====

 Return on average assets                                                                            0.98%
                                                                                                    =====
 Return on average equity                                                                           31.66%
                                                                                                    =====
 Return on tangible common equity                                                                   60.43%
                                                                                                    =====
 Average equity to average assets                                                                    3.08%
                                                                                                    =====

____________
(1) Non-performing assets are included in the average balances for the periods indicated.

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

                                                                   Nine Months Ended September 30, 2001 vs. 2000
                                                                            Increase (Decrease) Due to
                                                                   ---------------------------------------------
                                                                      Volume             Rate             Net
                                                                      ------             ----             ---
INTEREST INCOME:                                                                   (in millions)
       Securities and interest-bearing deposits in banks              $ (24)            $  (5)           $ (29)
       Mortgage-backed securities available-for-sale                   (129)               (9)            (138)
       Mortgage-backed securities held-to-maturity                      (63)               13              (50)
       Loans held for sale, net                                          57                (4)              53
       Loans receivable, net                                            206                (5)             201
       FHLB stock                                                         8               (15)              (7)
                                                                      -----             -----            -----
          Total                                                          55               (25)              30
                                                                      -----             -----            -----

INTEREST EXPENSE:

       Deposits                                                          40               (52)             (12)
       Securities sold under agreements to repurchase                   (75)              (26)            (101)
       Borrowings                                                        26               (23)               3
                                                                      -----             -----            -----
          Total                                                          (9)             (101)            (110)
                                                                      -----             -----            -----
                  Change in net interest income                       $  64             $  76            $ 140
                                                                      =====             =====            =====

       INTEREST INCOME. Total interest income was $3.1 billion for the nine months ended September 30, 2001, an increase of $29.7 million from the nine months ended September 30, 2000. Total interest-earning assets for the nine months ended September 30, 2001 averaged $56.9 billion, compared to $56.1 billion for the corresponding period in 2000, primarily as a result of increased loan volume, partially offset by a decline in mortgage-backed securities. The yield on total interest-earning assets during the nine months ended September 30, 2001 decreased to 7.21% from 7.24% for the nine months ended September 30, 2000, primarily due to the repricing of loans and securities at lower rates, partially offset by a higher percentage of loans to total earning assets during the nine months ended September 30, 2001. At September 30, 2001, 13% of the Company's portfolio loans were tied to COFI indices, 12% to Treasury-based indices and 45% were "hybrid" ARMS - fixed for three to ten years and then adjusting annually. Twenty-five percent of the portfolio is fixed. The remaining 5% of the portfolio is in other adjustable-rate products.

       GS Holdings earned $2.3 billion of interest income on loans receivable for the nine months ended September 30, 2001, an increase of $200.8 million from the nine months ended September 30, 2000. The average balance of loans receivable was $41.1 billion for the nine months ended September 30, 2001, compared to $37.4 billion for the same period in 2000. The weighted average yield on loans receivable decreased to 7.42% for the nine months ended September 30, 2001 from 7.44% for the nine months ended September 30, 2000. The increase in the average balance reflects a net increase in residential and commercial real estate loan origination activities and new auto loan production from the Downey Acquisition. On July 1, 2001, the Company began accounting for interest income on newly originated automobile loans on a gross coupon basis rather than based on credit-adjusted yield. The impact on the nine months ended September 30, 2001 was immaterial, but in future periods, interest income is expected to increase.

       Loan production during the nine months ended September 30, 2001 and 2000 is detailed in the table below (in thousands):

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                             2001            2000
                                                             ----            ----
        Loans funded:
            Residential real estate loans:
               Adjustable-rate                            $ 5,476,707     $ 6,200,698
               Fixed-rate                                  12,838,798       4,102,757
                                                          -----------     -----------
                   Total residential real estate loans     18,315,505      10,303,455
            Commercial real estate loans                    1,302,697         961,551
            Commercial loans                                  764,795         500,142
            Consumer nonmortgage loans                        613,218         553,592
            Other                                                  --             124
                                                          -----------     -----------
                   Total loans funded                     $20,996,215     $12,318,864
                                                          ===========     ===========

        Loans purchased:
            Residential real estate loans                 $ 2,198,742     $   434,820
            Auto loans (a)                                    939,587         778,203
                                                          -----------     -----------
                   Total loans purchased                  $ 3,138,329     $ 1,213,023
                                                          ===========     ===========

_____________
(a) Approximately 41% and 42% of this volume was in prime product; 59% and 58% in sub-prime product for the nine months ended September 30, 2001 and 2000, respectively.

       The decrease in the weighted average yield is primarily due to the repricing of variable-rate loans and the origination of loans at lower rates and new purchases of auto loans at lower rates during 2001.

       GS Holdings earned $99.2 million of interest income on loans held for sale for the nine months ended September 30, 2001, an increase of $52.8 million from the nine months ended September 30, 2000. The average balance of loans held for sale was $2.0 billion for the nine months ended September 30, 2001, an increase of $1.2 billion from the comparable period in 2000, primarily attributed to increased originations of residential, fixed-rate loans as a result of heightened borrower refinancing activity in the current declining interest rate environment. Fixed-rate production for sale totalled $12.8 billion during the nine months ended September 30, 2001, an increase of more than 213% over the $4.1 billion originated during the comparable period in 2000. The weighted average yield on loans held for sale decreased to 6.65% for the nine months ended September 30, 2001 from 7.44% for the nine months ended September 30, 2000, primarily due to declining market interest rates.

       Interest income on mortgage-backed securities available-for-sale was $486.9 million for the nine months ended September 30, 2001, a decrease of $138.3 million from the nine months ended September 30, 2000. The average portfolio balance decreased $2.6 billion, to $9.9 billion, for the nine months ended September 30, 2001 compared to the same period in 2000. The weighted average yield on these assets decreased from 6.66% for the nine months ended September 30, 2000 to 6.57% for the nine months ended September 30, 2001. The decrease in the volume is primarily attributed to payments and sales of mortgage-backed securities, partially offset by the reclassification of $1.1 billion in mortgage-backed securities from the held-to-maturity portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

       Interest income on mortgage-backed securities held-to-maturity was $99.4 million for the nine months ended September 30, 2001, a decrease of $49.9 million from the nine months ended September 30, 2000. The average portfolio balance decreased $1.0 billion, to $1.6 billion, for the nine months ended September 30, 2001 compared to the same period in 2000, primarily due to the $1.1 billion reclassification in mortgage-backed securities to the available-for-sale portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The weighted average yields for the nine months ended September 30, 2001 and 2000 were 8.15% and 7.54%, respectively. The increase in the weighted average yield is primarily the result of the aforementioned $1.1 billion reclassification of securities with a weighted average rate of 6.84%.

       Interest income on securities and interest-bearing deposits in other banks was $39.8 million for the nine months ended September 30, 2001, a decrease of $28.9 million from the nine months ended September 30, 2000. The average portfolio balance was $0.9 billion and $1.4 billion for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the volume is primarily attributed to payments and maturities of securities. The lower weighted average yield of 5.96% for the nine months ended September 30, 2001 compared to 6.39% for the nine months ended September 30, 2000 is primarily due to the $2.4 million in interest income on a federal income tax refund related to Old California Federal, received in the first half of 2000 (for which there is no corresponding earning asset), and the repricing of securities at lower rates during the nine months of 2001.

       Dividends  on FHLB stock were $63.5  million  for the nine  months  ended
September 30, 2001, a decrease of $6.9 million from the nine months ended September 30, 2000. The average balance outstanding during the nine months ended September 30, 2001 and 2000 was $1.4 billion and $1.3 billion, respectively. The weighted average dividend on FHLB stock declined to 6.05% for the nine months ended September 30, 2001 from 7.35% for the nine months ended September 30, 2000. The increase in the average balance is due to an overall increase in average borrowings from the FHLB while the decrease in the weighted average yield is the result of a reduction in the dividend rate on FHLB stock.

       INTEREST EXPENSE. Total interest expense was $2.1 billion for the nine months ended September 30, 2001, a decrease of $110.2 million from the nine months ended September 30, 2000. The decrease is primarily due to declining market interest rates and a reduction in higher rate securities sold under agreements to repurchase, partially offset by additional borrowings under lower rate FHLB advances and deposits used to fund total assets.

       Interest expense on deposits,  including  Brokered  Deposits,  was $666.3 million for the nine months ended September 30, 2001, a decrease of $12.8 million from the nine months ended September 30, 2000. The average balance of deposits outstanding increased from $23.1 billion for the nine months ended September 30, 2000 to $24.2 billion for the nine months ended September 30, 2001. The increase in the average balance is primarily attributed to increases in the average balances of custodial accounts, money market accounts and retail customer checking accounts, partially offset by declines in savings account balances and certificates of deposit. The overall weighted average cost of deposits decreased to 3.68% for the nine months ended September 30, 2001 from 3.93% for the nine months ended September 30, 2000, primarily due to a lower average balance of higher rate certificates of deposit and a higher average balance of lower rate checking, money market and custodial accounts in 2001.

       Interest expense on securities sold under agreements to repurchase totalled $166.9 million for the nine months ended September 30, 2001, a decrease of $100.8 million from the nine months ended September 30, 2000. The average balance of such borrowings for the nine months ended September 30, 2001 and 2000 was $3.9 billion and $5.6 billion, respectively. The decrease in the average balance is primarily the result of maturities during the nine months of 2001. The weighted average interest rate on these instruments decreased to 5.69% for the nine months ended September 30, 2001 from 6.34% for the nine months ended September 30, 2000, primarily due to maturities of higher rate fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates during the nine months of 2001.

       Interest expense on borrowings totalled $1.2 billion for the nine months ended September 30, 2001, an increase of $3.3 million from the nine months ended September 30, 2000. The average balance outstanding for the nine months ended September 30, 2001 and 2000 was $28.5 billion and $27.1 billion, respectively. The weighted average interest rate on these instruments decreased to 5.79% for the nine months ended September 30, 2001 from 6.05% for the nine months ended September 30, 2000. The increase in the average volume is the result of additional FHLB borrowings used to fund total assets, while the decrease in the weighted average rate is primarily due to declining market interest rates.

       NET INTEREST INCOME. Net interest income was $1.0 billion for the nine months ended September 30, 2001, an increase of $140.0 million from the nine months ended September 30, 2000. The interest rate spread increased to 2.33% for the nine months ended September 30, 2001 from 2.04% for the nine months ended September 30, 2000, primarily as a result of declining market interest rates reducing cost of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 2.35% for the nine months ended September 30, 2001, up 28 basis points from the 2.07% reported during the first nine months of 2000.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, gain on sale of assets, net and other income was $260.3 million for the nine months ended September 30, 2001, representing a decrease of $65.7 million from the nine months ended September 30, 2000.

       Loan servicing fees for the Company, were $(35.7) million for the nine months ended September 30, 2001, compared to $131.3 million for the nine months ended September 30, 2000. The following table details the components of loan servicing fees, net (in thousands):

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                      2001                 2000
                                                                      ----                 ----

       Components of loan servicing fees, net:
           Loan servicing fees                                     $ 337,026            $ 287,781
           Amortization of mortgage servicing rights                (219,793)            (149,037)
           Pass-through interest expense                             (24,376)              (7,400)
           Net gain on MSRs/MSR derivatives                           29,491                   --
           MSR valuation provision                                  (158,000)                  --
                                                                   ---------            ---------
              Total loan servicing fees, net                       $ (35,652)           $ 131,344
                                                                   =========            =========

       As the table reflects, loan servicing fees increased $49.2 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $83.0 billion at September 30, 2000 to $86.3 billion at September 30, 2001. The recent decline in long-term interest rates has resulted in the acceleration of mortgage loan prepayments. The annualized runoff rate on the Company's portfolio of mortgages serviced for others was 26.1% for the nine months ended September 30, 2001 compared to 12.2% for the nine months ended September 30, 2000. Higher levels of prepayments generally accelerate amortization of MSRs and generally will result in a reduction in the market value of MSRs and servicing fee income. MSR amortization increased $70.8 million in the first nine months of 2001 over the same period in 2000; the MSR amortization rate averaged 19.9% for the nine months ended September 30, 2001 compared to 13.7% during the same period in 2000. MSR amortization was also affected by a higher average MSR balance for the nine months ended September 30, 2001 compared to the same period in 2000. Pass-through interest expense increased $17.0 million (229%) year over year, also influenced by higher runoff rates.

       Servicing fee income also includes a $29.5 million pre-tax gain from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in interest rates. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equate to 100%. The Company does not hedge certain components of its portfolio, notably ARMs and loans with prepayment penalties. In addition, the Company hedges only certain components of risk, which have not generally included the mortgage rate spread to other market interest rates. A $158.0 million pre-tax valuation provision on the MSRs was recorded during the nine months ended September 30, 2001. On an aggregate basis, at September 30, 2001, the estimated fair value of the MSRs was $18.8 million higher than book value (net of a valuation allowance of $158 million). To the extent there is recovery of fair values of the impaired tranches in future quarters, the valuation allowance will be reduced.

       Customer  banking  fees were $161.0  million  for the nine  months  ended
September 30, 2001 compared to $147.3 million for the nine months ended September 30, 2000. The increase is primarily attributed to increased emphasis by management on transaction account growth. Transaction accounts (including custodial accounts) as a percentage of retail deposits increased to 53.9% at September 30, 2001, from 46.6% at September 30, 2000. The following table details the components of customer banking fees (in thousands):

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                      2001                 2000
                                                                      ----                 ----

       Components of customer banking fees and service charges:
           Customer and electronic banking fees                     $104,876             $ 88,717
           Other customer fees                                         1,903                2,440
           Investment sales income                                    46,424               43,387
           Insurance commissions                                       7,788               12,740
                                                                    --------             --------
               Total customer banking fees and service charges      $160,991             $147,284
                                                                    ========             ========

       Gain on sale,  settlement  and  transfer  of loans,  net  totalled  $69.1 million for the nine months ended September 30, 2001, an increase of $31.4 million from the nine months ended September 30, 2000. During the nine months ended September 30, 2001 and 2000, the Company recorded reductions in its recourse liability of $24.5 million and $14.5 million, respectively. This liability is a life-of-loan accrual which has experienced favorable performance over the past several years. The Company's revised loss estimate is lower than previously expected, primarily for three reasons:

       (a) The historical performance of these loans since they were acquired has been better than initial estimates and expectations, with only minimal losses experienced over the past four years.

       (b) These loans are generally over 10 years old. This seasoning has contributed to lower LTVs, and hence, lower loss exposure.

       (c) Interest rates have been relatively low over the past few years, and have continued to decline. Because substantially all of these loans are adjustable-rate loans, borrowers have enjoyed lower payments. The lag associated with adjustable-rate indices assures that borrowers' payments will continue to decline.

     During the nine months ended September 30, 2001, California Federal sold $11.2 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations at gains of $33.8 million compared to $3.7 billion of such sales for the corresponding period in 2000 at gains of $13.8 million. The results in 2001 include $4.2 million related to the gain on sale of $136.2 million in government-insured loans that were previously seriously delinquent and had become performing (GNMA reperformers). The overall increase in the volume of loans sold and related gain is the significant increase in fixed-rate loan originations as a result of the overall decline in market interest rates and increased mortgage refinancing. Gain on sale also includes a $2.4 million unrealized gain on forward loan sale commitments related to SFAS No. 133.

       Gain on sale of assets, net totalled $22.0 million for the nine months ended September 30, 2001, compared to a net loss of $15.3 million for the nine months ended September 30, 2000. The gain during the nine months of 2001 includes a $16.6 million gain on the sale of $761.8 million in mortgage-backed securities and a gain of $9.3 million on the sale of the Company's Concord EFS stock, partially offset by a $4.1 million loss on the mark-to-market of the Company's portfolio of IO strip securities. The loss during 2000 is primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with an average yield of 6.64% during the second quarter and a $0.9 million loss from the sale of $187.6 million of mortgage-backed securities with an average yield of 6.59% during the third quarter, partially offset by a $1.3 million gain from the sale of interest rate swaps with a notional amount of $284.0 million in August 2000.

       Other income totalled $44.0 million for the nine months ended September 30, 2001, an increase of $18.9 million over the same period in 2000. The increase relates to a gain of $20.7 million on the non-monetary exchange of Star Systems common stock for 634,520 shares of Concord EFS common stock which occurred in the first quarter of 2001 as a result of Concord's acquisition of Star.

       NONINTEREST EXPENSE. Total noninterest expense was $714.6 million for the nine months ended September 30, 2001, an increase of $42.2 million compared to the nine months ended September 30, 2000. Noninterest expense for the nine months ended September 30, 2001 included increases of $22.8 million in compensation and employee benefit expense, $18.5 million in other noninterest expense and $4.9 million in occupancy and equipment expense. These changes were partially offset by decreases of $3.3 million in professional fees and $2.5 million in amortization of intangible assets.

       Compensation and employee benefits expense was $346.0 million for the nine months ended September 30, 2001, an increase of $22.8 million from the nine months ended September 30, 2000. The increase is primarily attributed to an increase in staff (from 7,811 at September 30, 2000 to 8,095 at September 30,
2001), primarily in volume-related operating groups, as well as normal salary adjustments. In addition, the Company has experienced an increase in group insurance and other benefit costs that it has elected not to pass on to its employees.

       Occupancy and equipment expense was $119.1 million for the nine months ended September 30, 2001, an increase of $4.9 million from the nine months ended September 30, 2000, primarily due to an increase in depreciation expense, as well as increased utility costs and higher contract maintenance and repair fees.

       Professional fees were $25.2 million for the nine months ended September 30, 2001, a decrease of $3.3 million from the nine months ended September 30, 2000, primarily due to a decrease in consulting fees related to various data processing systems projects.

       Amortization of intangible assets was $44.8 million for the nine months ended September 30, 2001, a decrease of $2.5 million from the nine months ended September 30, 2000, primarily attributed to a December 2000 reduction in the goodwill balance due to the reversal of Old California Federal state deferred taxes.

       Other noninterest expense was $168.1 million for the nine months ended September 30, 2001 compared to $149.6 million during the comparable period in 2000. The increase in expenses relates to increases in a number of operating expense categories, including retail back office operations, telephone, courier service, postage and marketing.

       PROVISION FOR INCOME TAX. During the nine months ended September 30, 2001, GS Holdings recorded net income tax expense of $211.3 million, which included net tax benefits of $29.0 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

       In addition, an income tax benefit of $3.2 million was recorded due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal.

       During the nine months ended September 30, 2000, GS Holdings recorded net income tax expense of $67.5 million which included a tax benefit of $161.7 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco Holdings', including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the nine-month period ended September 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million.

       GS Holdings' effective federal tax rate was 39% and 7% during the nine months ended September 30, 2001 and 2000, respectively, while its federal statutory tax rate was 35% during both periods. In 2001, the difference between the effective and statutory rate was primarily the result of a reduction in the accrued state tax liability and nondeductible goodwill amortization, partially offset by an adjustment to net operating losses from prior periods. In 2000, the difference between the effective and statutory rates was the result of the reduction in the deferred tax asset valuation allowance, partially offset by nondeductible goodwill amortization. GS Holdings' effective state tax rate was
(1)% and 6% during the nine months ended September 30, 2001 and 2000, respectively. The effective state tax rate declined during 2001 as a result of a reduction in the accrued state tax liability previously discussed.

       MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $34.2 million were recorded during each of the nine months ended September 30, 2001 and 2000 and were recorded as minority interest on an after-tax basis for the respective periods.

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

       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the nine months ended September 30, 2001 includes a write-down of $1.6 million, net of income taxes of $1.1 million, on certain securities as a result of the Company's implementation of EITF No. 99-20 on April 1, 2001. See note 12 of the Company's Notes to Unaudited Consolidated Financial Statements.

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

                                             Assets                      Liabilities and Equity             Pre-tax Earnings
                                ---------------------------------    -------------------------------     -----------------------
                                 Loans                                              Taxes-                  Loan     (Gain)/Loss
                                  Held    Residential  Derivative    Derivative      Other                Servicing   on Sale of
                                for Sale     MSRs        Assets      Liabilities  Liabilities    OCI      Fees, net     Loans
                                --------     ----        ------      -----------  -----------    ---      ---------     -----
Transfer hedge component
    of MSR balance              $    --   $ (95,013)   $  95,013      $      --    $     --   $     --    $     --    $     --

Transition adjustment - (record
    initial fair values):
    MSRs and MSR hedges              --     (69,754)      78,610         (8,856)         --         --          --          --
    Warehouse loans               3,834          --           --             --          --         --          --      (3,834)
    Interest rate locks              --          --        2,911             --          --         --          --      (2,911)
    FLSC hedges                      --          --           --         (5,696)         --         --          --       5,696
    Cash flow hedges - swaps         --          --           --        (75,482)     30,835     44,647          --          --
                                -------   ---------    ---------      ---------    --------   --------    --------    --------
SUBTOTAL - JANUARY 1, 2001
    TRANSITION ENTRIES            3,834    (164,767)     176,534        (90,034)     30,835     44,647          --      (1,049)

Fair value adjustments:
    MSRs and MSR hedges              --    (185,217)     195,025         19,683          --         --     (29,491)         --
    Warehouse loans              19,203          --           --             --          --         --          --     (19,203)
    Interest rate locks              --          --       10,648             --          --         --          --     (10,648)
    FLSC hedges                      --          --           --        (28,535)         --         --          --      28,535
    Cash flow hedges - swaps         --          --           --       (172,345)     70,402    101,943          --          --
                                -------   ---------    ---------      ----------   --------   --------    --------    --------
FAIR VALUE ADJUSTMENTS -
    NINE MONTHS ENDED
    SEPTEMBER 30, 2001           19,203    (185,217)     205,673       (181,197)     70,402    101,943     (29,491)     (1,316)

Other Activity - Nine Months
    ended September 30, 2001:
    MSR hedge additions              --          --      354,016             --          --         --          --          --
    MSR hedge sales and
       maturities                    --          --     (408,378)            --          --         --          --          --
    Hedge receipts and
       payments                      --        (121)      (1,549)       (12,993)         --         --          --          --
                                -------   ---------    ---------      ---------    --------   --------    --------    --------
TOTAL OTHER ACTIVITY -
    NINE MONTHS ENDED
    SEPTEMBER 30, 2001               --        (121)     (55,911)       (12,993)         --         --          --          --
                                -------   ---------    ---------      ---------    --------   --------    --------    --------

TOTAL IMPACT FROM
    SFAS NO. 133 -
    NINE MONTHS ENDED
    SEPTEMBER 30, 2001          $23,037   $(350,105)   $ 326,296      $(284,224)   $101,237   $146,590    $(29,491)   $ (2,365)
                                =======   =========    =========      =========    ========   ========    ========    ========

RESULTS OF OPERATIONS

       THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2000

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                     Three Months Ended September 30, 2001
                                                                   ----------------------------------------
                                                                    Average                        Average
                                                                    Balance        Interest          Rate
                                                                    -------        --------          ----
                                                                             (dollars in millions)
ASSETS
Interest-earning assets (1):
       Securities and interest-bearing deposits in banks (2)        $   571          $  8            5.73%
       Mortgage-backed securities available-for-sale                  8,909           142            6.37
       Mortgage-backed securities held-to-maturity                    1,510            28            7.53
       Loans held for sale, net                                       2,825            46            6.59
       Loans receivable, net:
          Residential                                                31,453           531            6.75
          Commercial real estate                                      6,399           128            7.98
          Commercial banking                                            647            12            7.41
          Consumer                                                      908            19            7.99
          Auto                                                        1,871            56           11.95
                                                                    -------          ----
       Total loans receivable, net                                   41,278           746            7.22
       FHLB stock                                                     1,423            18            5.04
                                                                    -------          ----
          Total interest-earning assets                              56,516           988            6.99%
                                                                                     ----
Noninterest-earning assets                                            3,962
                                                                    -------
          Total assets                                              $60,478
                                                                    =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
       Deposits                                                     $24,596           202            3.26%
       Securities sold under agreements to repurchase (3)             3,635            46            4.91
       Borrowings (3)                                                27,980           384            5.45
                                                                    -------          ----
          Total interest-bearing liabilities                         56,211           632            4.46%
                                                                                     ----
Noninterest-bearing liabilities                                       1,344
Minority interest                                                       495
Stockholder's equity                                                  2,428
                                                                    -------
          Total liabilities, minority interest
               and stockholder's equity                             $60,478
                                                                    =======
Net interest income                                                                  $356
                                                                                     ====
Interest rate spread                                                                                 2.53%
                                                                                                    =====
Net interest margin                                                                                  2.56%
                                                                                                    =====

Return on average assets                                                                             0.71%
                                                                                                    =====
Return on average equity                                                                            17.61%
                                                                                                    =====
Return on tangible common equity                                                                    27.46%
                                                                                                    =====
Average equity to average assets                                                                     4.01%
                                                                                                    =====

                                                                     Three Months Ended September 30, 2001
                                                                   ----------------------------------------
                                                                    Average                        Average
                                                                    Balance        Interest          Rate
                                                                    -------        --------          ----
                                                                             (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)          $ 1,429         $   23           6.36%
     Mortgage-backed securities available-for-sale                   11,278            190           6.73
     Mortgage-backed securities held-to-maturity                      3,096             58           7.55
     Loans held for sale, net                                           926             18           7.65
     Loans receivable, net:
         Residential                                                 30,601            545           7.13
         Commercial real estate                                       5,784            119           8.25
         Commercial banking                                             531             14          10.50
         Consumer                                                       782             21          10.49
         Auto                                                         1,386             43          12.24
                                                                    -------         ------
     Total loans receivable, net                                     39,084            742           7.59
     FHLB stock                                                       1,334             25           7.51
                                                                    -------         ------
         Total interest-earning assets                               57,147          1,056           7.39%
                                                                                    ------
Noninterest-earning assets                                            3,279
                                                                    -------
         Total assets                                               $60,426
                                                                    =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                       $23,352            236           4.02%
     Securities sold under agreements to repurchase (3)               5,444             95           6.83
     Borrowings (3)                                                  27,975            439           6.23
                                                                    -------         ------
         Total interest-bearing liabilities                          56,771            770           5.38%
                                                                                    ------
Noninterest-bearing liabilities                                       1,167
Minority interest                                                       495
Stockholder's equity                                                  1,993
                                                                    -------
         Total liabilities, minority interest
             and stockholder's equity                               $60,426
                                                                    =======
Net interest income                                                                 $  286
                                                                                    ======
Interest rate spread                                                                                 2.01%
                                                                                                    =====
Net interest margin                                                                                  2.04%
                                                                                                    =====

Return on average assets                                                                             0.60%
                                                                                                    =====
Return on average equity                                                                            18.21%
                                                                                                    =====
Return on tangible common equity                                                                    33.73%
                                                                                                    =====
Average equity to average assets                                                                     3.30%
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

                                                                   Three Months Ended September 30, 2001 vs. 2000
                                                                             Increase (Decrease) Due to
                                                                   ----------------------------------------------
                                                                      Volume             Rate             Net
                                                                      ------             ----             ---
INTEREST INCOME:                                                                   (in millions)
       Securities and interest-bearing deposits in banks              $(13)             $  (2)           $ (15)
       Mortgage-backed securities available-for-sale                   (38)               (10)             (48)
       Mortgage-backed securities held-to-maturity                     (30)                --              (30)
       Loans held for sale, net                                         30                 (2)              28
       Loans receivable, net                                            29                (25)               4
       FHLB stock                                                        2                 (9)              (7)
                                                                      ----              -----            -----
           Total                                                       (20)               (48)             (68)
                                                                      ----              -----            -----

INTEREST EXPENSE:

       Deposits                                                         14                (48)             (34)
       Securities sold under agreements to repurchase                  (26)               (23)             (49)
       Borrowings                                                       --                (55)             (55)
                                                                      ----              -----            -----
           Total                                                       (12)              (126)            (138)
                                                                      ----              -----            -----
                Change in net interest income                         $ (8)             $  78            $  70
                                                                      ====              =====            =====

       INTEREST INCOME. Total interest income was $988.6 million for the three months ended September 30, 2001, a decrease of $67.3 million from the three months ended September 30, 2000. Total interest-earning assets for the three months ended September 30, 2001 averaged $56.5 billion, compared to $57.1 billion for the corresponding period in 2000, primarily as a result of a decline in mortgage-backed securities, partially offset by an increase in loan volume. The yield on total interest-earning assets during the three months ended
September  30, 2001  decreased  to 6.99% from 7.39% for the three  months  ended
September 30, 2000, primarily due to the repricing of loans and securities at lower rates, partially offset by a higher percentage of loans to total earning assets during 2001.

       GS Holdings earned $745.4 million of interest income on loans receivable for the three months ended September 30, 2001, an increase of $3.3 million from the three months ended September 30, 2000. The average balance of loans receivable was $41.3 billion for the three months ended September 30, 2001, compared to $39.1 billion for the same period in 2000. The weighted average yield on loans receivable decreased to 7.22% for the three months ended September 30, 2001 from 7.59% for the three months ended September 30, 2000. The increase in the average balance reflects a net increase in residential and commercial real estate loan origination activities. On July 1, 2001, the Company began accounting for interest income on newly originated automobile loans on a gross coupon basis rather than based on credit-adjusted yield. The impact on the current quarter was immaterial, but in future periods, interest income is expected to increase.

       Loan production during the three months ended September 30, 2001 and 2000 is detailed in the table below (in thousands):

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                             2001            2000
                                                             ----            ----
        Loans funded:
            Residential real estate loans:
               Adjustable-rate                            $1,622,486      $1,261,312
               Fixed-rate                                  5,379,189       1,655,078
                                                          ----------      ----------
                  Total residential real estate loans      7,001,675       2,916,390
            Commercial real estate loans                     415,861         337,595
            Commercial loans                                 241,541         157,086
            Consumer nonmortgage loans                       209,672         199,475
                                                          ----------      ----------
                  Total loans funded                      $7,868,749      $3,610,546
                                                          ==========      ==========

        Loans purchased:
            Residential real estate loans                 $  475,166      $   98,975
            Auto loans (a)                                   314,019         302,308
                                                          ----------      ----------
                  Total loans purchased                   $  789,185      $  401,283
                                                          ==========      ==========

_____________
(a) Approximately 41% and 47% of this volume was in prime product; 59% and 53% in sub-prime product for the three months ended September 30, 2001 and 2000, respectively.

       The decrease in the weighted average yield primarily reflects the repricing of variable-rate loans and the origination of loans at lower rates during 2001.

       GS Holdings earned $46.6 million of interest income on loans held for sale for the three months ended September 30, 2001, an increase of $28.8 million from the three months ended September 30, 2000. The average balance of loans held for sale was $2.8 billion for the three months ended September 30, 2001, an increase of $1.9 billion from the comparable period in 2000, primarily attributed to increased originations of residential, fixed-rate loans as a result of heightened borrower refinancing activity in the current declining interest rate environment. Fixed-rate production for sale totalled $5.4 billion during the quarter ended September 30, 2001 compared to $1.7 billion originated during the comparable period in 2000. The weighted average yield on loans held for sale decreased to 6.59% for the three months ended September 30, 2001 from 7.65% for the three months ended September 30, 2000, primarily due to declining market interest rates.

       Interest income on mortgage-backed securities available-for-sale was $141.9 million for the three months ended September 30, 2001, a decrease of $47.8 million from the three months ended September 30, 2000. The average portfolio balance decreased $2.4 billion, to $8.9 billion, for the three months ended September 30, 2001 compared to the same period in 2000. The weighted average yield on these assets decreased from 6.73% for the three months ended September 30, 2000 to 6.37% for the three months ended September 30, 2001. The decrease in the volume is primarily attributed to payments and sales of mortgage-backed securities, partially offset by the reclassification of $1.1 billion in mortgage-backed securities from the held-to-maturity portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

       Interest income on mortgage-backed securities held-to-maturity was $28.4 million for the three months ended September 30, 2001, a decrease of $30.0 million from the three months ended September 30, 2000. The average portfolio balance decreased $1.6 billion, to $1.5 billion, for the three months ended September 30, 2001 compared to the same period in 2000, primarily attributed to the $1.1 billion reclassification in mortgage-backed securities to the available-for-sale portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The weighted average yields for the three months ended September 30, 2001 and 2000 were 7.53% and 7.55%, respectively. The decrease in the weighted average yield is primarily due to the repricing of variable-rate securities at lower rates, partially offset by the aforementioned $1.1 billion reclassification of securities with a weighted average rate of 6.84%.

       Interest income on securities and interest-bearing deposits in other banks was $8.2 million for the three months ended September 30, 2001, a decrease of $14.6 million from the three months ended September 30, 2000. The average portfolio balance was $0.6 billion and $1.4 billion for the three months ended September 30, 2001 and 2000, respectively. The decrease in the volume is primarily attributed to payments and maturities of securities. The lower weighted average yield of 5.73% for the three months ended September 30, 2001 compared to 6.36% for the three months ended September 30, 2000 reflects the repricing of securities at lower rates during 2001.

       Dividends on FHLB stock were $18.1 million for the three months ended September 30, 2001, a decrease of $7.1 million from the three months ended September 30, 2000. The average balance outstanding during the three months ended September 30, 2001 and 2000 was $1.4 billion and $1.3 billion, respectively. The weighted average dividend on FHLB stock decreased to 5.04% for the three months ended September 30, 2001 from 7.51% for the three months ended September 30, 2000. The increase in the average balance is due to an increase in average borrowings from the FHLB while the decrease in the weighted average yield is the result of a reduction in the dividend rate on FHLB stock.

       INTEREST EXPENSE. Total interest expense was $632.1 million for the three months ended September 30, 2001, a decrease of $137.9 million from the three months ended September 30, 2000. The decrease is primarily due to declining market interest rates and a reduction in higher rate securities sold under agreements to repurchase, partially offset by additional borrowings under lower rate FHLB advances and deposits used to fund total assets.

       Interest expense on deposits,  including  Brokered  Deposits,  was $201.9 million for the three months ended September 30, 2001, a decrease of $34.1 million from the three months ended September 30, 2000. The average balance of deposits outstanding increased from $23.4 billion for the three months ended September 30, 2000 to $24.6 billion for the three months ended September 30, 2001. The increase in the average balance is primarily attributed to increases in the average balances of money market accounts, custodial accounts and retail customer checking accounts, partially offset by declines in certificates of deposit and savings account balances. The overall weighted average cost of deposits decreased to 3.26% for the three months ended September 30, 2001 from 4.02% for the three months ended September 30, 2000, primarily due to a lower average balance of higher rate certificates of deposit and a higher average balance of lower-rate checking, money market and custodial accounts during 2001.

       Interest expense on securities sold under agreements to repurchase totalled $45.5 million for the three months ended September 30, 2001, a decrease of $49.4 million from the three months ended September 30, 2000. The average balance of such borrowings for the three months ended September 30, 2001 and 2000 was $3.6 billion and $5.4 billion, respectively. The decrease in the average balance is primarily the result of maturities during the third quarter of 2001. The weighted average interest rate on these instruments decreased to 4.91% for the three months ended September 30, 2001 from 6.83% for the three months ended September 30, 2000, primarily due to maturities of higher rate fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates in 2001.

       Interest expense on borrowings totalled $384.8 million for the three months ended September 30, 2001, a decrease of $54.3 million from the three months ended September 30, 2000. The average balance outstanding for both the three months ended September 30, 2001 and 2000 was $28.0 billion. The weighted average interest rate on these instruments decreased to 5.45% for the three months ended September 30, 2001 from 6.23% for the three months ended September 30, 2000. The decrease in the weighted average rate primarily reflects declining market interest rates.

       NET INTEREST INCOME. Net interest income was $356.5 million for the three months ended September 30, 2001, an increase of $70.5 million from the three months ended September 30, 2000. The interest rate spread increased to 2.53% for the three months ended September 30, 2001 from 2.01% for the three months ended September 30, 2000, primarily as a result of declining market interest rates reducing the cost of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 2.56% for the three months ended September 30, 2001, up 52 basis points from the 2.04% reported during the third quarter of 2000.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, and gain on sale of assets, net was $86.9 million for the three months ended September 30, 2001, representing a decrease of $25.7 million from the three months ended September 30, 2000.

       Loan servicing fees for the Company, were $(28.7) million for the three months ended September 30, 2001, compared to $45.5 million for the three months ended September 30, 2000. The following table details the components of loan servicing fees, net (in thousands):

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                              2001            2000
                                                              ----            ----
       Components of loan servicing fees, net:

            Loan servicing fees                             $112,734        $ 99,953
            Amortization of mortgage servicing rights        (72,780)        (51,801)
            Pass-through interest expense                     (8,234)         (2,631)
            Net gain on MSRs/MSR derivatives                  20,534              --
            MSR valuation provision                          (81,000)             --
                                                            --------        --------
                Total loan servicing fees, net              $(28,746)       $ 45,521
                                                            ========        ========

       As the table reflects, loan servicing fees increased $12.8 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $83.3 billion at June 30, 2001 to $86.3 billion at September 30, 2001. The annualized runoff rate on the Company's portfolio of mortgages serviced for others was 27.2% in the third quarter of 2001 compared to 12.8% during the same period in 2000. This runoff rate also influences MSR amortization, which increased $21.0 million in the third quarter of 2001 over the same period in 2000; the MSR amortization rate averaged 19.1% during the quarter ended September 30, 2001 compared to 13.3% during the same period in 2000. MSR amortization was also affected by a higher average MSR balance during the quarter ended September 30, 2001 compared to the same period in 2000. Pass-through interest expense increased $5.6 million (213%) compared to the year-ago quarter, also influenced by higher run-off rates. Servicing fee income includes a $20.5 million pre-tax gain for the three months ended September 30, 2001 from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. See "--Results of Operations--Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000--Noninterest Income." An $81.0 million pre-tax valuation provision on the MSRs was recorded during the three months ended September 30, 2001, which was due in large part to the significant decline in interest rates since September 11, 2001. Hedging activities covered approximately 70% of the total decline in value of the servicing portfolio, as hedge ratios were maintained at high levels throughout the quarter. On an aggregate basis, at September 30, 2001, the estimated fair value of the MSRs was $18.8 million higher than book value (net of a valuation allowance of $158 million). To the extent there is recovery of fair values of the impaired tranches in future quarters, the valuation allowance will be reduced.

       Customer  banking  fees were $55.2  million  for the three  months  ended
September 30, 2001 compared to $48.6 million for the three months ended September 30, 2000. The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund and annuity products. The following table details the components of customer banking fees (in thousands):

                                                                         Three Months Ended September 30,
                                                                         --------------------------------
                                                                              2001               2000
                                                                              ----               ----
       Components of customer banking fees and service charges:
           Customer and electronic banking fees                              $36,375           $30,325
           Other customer fees                                                   605               848
           Investment sales income                                            15,694            13,516
           Insurance commissions                                               2,497             3,871
                                                                             -------           -------
               Total customer banking fees and service charges               $55,171           $48,560
                                                                             =======           =======

       Gain on sale, settlement and transfer of loans, net totalled $47.2 million for the three months ended September 30, 2001, an increase of $36.6 million from the three months ended September 30, 2000. During the three months ended September 30, 2001, the Company recorded a $24.5 million reduction in its recourse liability. See "--Results of Operations--Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000--Noninterest Income." During the three months ended September 30, 2001, California Federal sold $5.5 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations at gains of $19.7 million compared to $1.4 billion of such sales for the corresponding period in 2000 at gains of $4.7 million. The results in 2001 include $4.2 million related to the gain on sale of $136.2 million in government-insured loans that were previously seriously delinquent and had become performing (GNMA reperformers). The overall increase in the volume of loans sold and related gain is the significant increase in fixed-rate loan originations as a result of the overall decline in market interest rates and increased mortgage refinancing. Gain on sale also includes a $1.2 million unrealized loss on forward loan sale commitments related to SFAS No. 133.

       Gain on sale of assets, net totalled $5.8 million for the three months ended September 30, 2001, compared to $0.7 million for the three months ended September 30, 2000. The gain during the third quarter of 2001 includes a $10.0 million gain on the sale of $464.0 million in mortgage-backed securities, partially offset by a $4.1 million loss on the mark-to-market of the Company's portfolio of IO strip securities. The gain during 2000 is primarily attributed to a $1.3 million gain from the sale of interest rate swaps with a notional amount of $284.0 million, partially offset by a $0.9 million loss from the sale of $187.6 million of mortgage-backed securities with an average yield of 6.59%.

       NONINTEREST EXPENSE. Total noninterest expense was $242.2 million for the three months ended September 30, 2001, an increase of $16.6 million compared to the three months ended September 30, 2000. Noninterest expense for the three months ended September 30, 2001 included increases of $10.3 million in other noninterest expense, $6.5 million in compensation and employee benefits and $0.6 million in occupancy and equipment expense.

       Compensation and employee benefits expense was $114.8 million for the three months ended September 30, 2001, an increase of $6.5 million from the three months ended September 30, 2000. The increase is primarily attributed to an increase in staff (from 7,811 FTE at September 30, 2000 to 8,095 at September 30, 2001), primarily in volume-related operating groups, and normal salary adjustments. In addition, the Company has experienced an increase in group insurance and other benefit costs that it has elected not to pass on to its employees.

       Occupancy and equipment expense was $41.3 million for the three months ended September 30, 2001, an increase of $0.6 million from the three months ended September 30, 2000, primarily due to increased rent expense as well as an increase in operating equipment expense.

       Other noninterest expense was $56.9 million for the three months ended September 30, 2001, an increase of $10.3 million from the three months ended September 30, 2000. The increase in expenses relates to increases in a number of operating expense categories including retail back office operations, telephone, marketing, courier service and charitable contributions.

       PROVISION FOR INCOME TAX. During the three months ended September 30, 2001 and 2000, GS Holdings recorded net income tax expense of $87.5 million and $75.4 million, respectively.

       GS Holdings' effective gross federal tax rate was 37% and 38% during the three months ended September 30, 2001 and 2000, respectively, while its federal statutory tax rate was 35% during both periods. In 2001 and 2000, the difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. GS Holdings' effective state tax rate was 6% during each of the three months ended September 30, 2001 and 2000.

       MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $11.4 million were recorded during each of the three months ended September 30, 2001 and 2000 and were recorded as minority interest on an after-tax basis for the respective periods.

       IMPACT OF SFAS NO. 133. On January 1, 2001, the Company  adopted SFAS No.
133. The pronouncement impacted several other areas of the financial statements for the three months ended September 30, 2001, as summarized below (debit/(credit); in thousands):

                                             Assets                      Liabilities and Equity             Pre-tax Earnings
                                ---------------------------------    -------------------------------     -----------------------
                                 Loans                                              Taxes-                  Loan     (Gain)/Loss
                                  Held    Residential  Derivative    Derivative      Other                Servicing   on Sale of
                                for Sale     MSRs        Assets      Liabilities  Liabilities    OCI      Fees, net     Loans
                                --------     ----        ------      -----------  -----------    ---      ---------     -----
Fair value adjustments:
    MSRs and MSR hedges         $    --   $(268,775)   $ 269,228      $  20,081     $    --    $    --    $(20,534)    $     --
    Warehouse loans              28,241          --           --             --          --         --          --      (28,241)
    Interest rate locks              --          --       13,559          6,069          --         --          --      (19,628)
    FLSC hedges                      --          --      (14,823)       (34,232)         --         --          --       49,055
    Cash  flow  hedges - swaps       --          --           --       (144,011)     58,828     85,183          --           --
                                -------   ---------    ---------      ---------     -------    -------    --------     --------
FAIR VALUE ADJUSTMENTS -
    THREE MONTHS ENDED
    SEPTEMBER 30, 2001           28,241    (268,775)     267,964       (152,093)     58,828     85,183     (20,534)       1,186

Other Activity - Three Months
    ended September 30, 2001:
    MSR hedge additions              --          --       81,428             --          --         --          --           --
    MSR hedge sales and
       maturities                    --          --     (192,958)            --          --         --          --           --
    Hedge receipts and
       payments                      --          --      (23,568)        (5,507)         --         --          --           --
                                -------   ---------    ---------      ---------     -------    -------    --------     --------
TOTAL OTHER ACTIVITY -
    THREE MONTHS ENDED
    SEPTEMBER 30, 2001               --          --     (135,098)        (5,507)         --         --          --           --
                                -------   ---------    ---------      ---------     -------    -------    --------     --------

TOTAL IMPACT FROM
    SFAS NO. 133 -
    THREE MONTHS ENDED
    SEPTEMBER 30, 2001          $28,241   $(268,775)   $ 132,866      $(157,600)    $58,828    $85,183    $(20,534)    $  1,186
                                =======   =========    =========      =========     =======    =======    ========     ========

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

       In October 1997, the trial court granted summary judgment for the defendants. In September 2000, the California Court of Appeals reversed this decision and remanded for further proceedings, including further development of class certification issues. On March 2, 2001, the trial court held that a California class had been certified. On June 7, 2001, the trial court dismissed two of the four causes of action against the Bank, holding that the OTS pre-empted the California courts from regulating the Bank's procedures for reconveying deeds. The Bank believes that it has additional meritorious defenses to plaintiffs' claims and intends to continue to contest the remaining claims in the lawsuit vigorously.

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

     (b) Reports on Form 8-K:

         None.

                            GLOSSARY OF DEFINED TERMS

APB - Accounting Principles Board
APB OPINION NO. 16 - Business Combinations
APB OPINION NO. 17 - Intangible Assets
APB OPINION NO. 25 - Accounting for Stock Issued to Employees
APB OPINION NO. 30 - Reporting the  Results of Operations-Reporting  the Effects
    of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions
ARM - Adjustable rate mortgage
AUTO ONE - Auto One Acceptance Corporation
BANK - California Federal Bank
BROKERED DEPOSITS - Issued  certificates  of deposit  through  direct  placement programs and national investment banking firms.
CAL FED  ACQUISITION - Agreement and Plan  of Merger among FN Holdings,  Cal Fed
    Bancorp Inc. and California Federal Bank, A Federal Savings Bank. FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old
    California  Federal,   and  First  Nationwide  merged   with  and  into  Old
    California Federal in January 1997.
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA  FEDERAL  GOODWILL  LITIGATION  -  California  Federal Bank v. United
    States, Civil Action 92-138
CALIFORNIA FEDERAL GOODWILL  LITIGATION ASSET - an asset,  related to California
    Federal Goodwill Litigation, arising out of the purchase of the Old California Federal.
CD  - Certificate of deposit
CLAIMS COURT - United States Court of Federal Claims
COFI - Cost of Funds Index (tied to the FHLB's 11th District cost of funds) COMPANY - Golden State Holdings Inc.
CONVERTIBLE  SUBORDINATED  DEBENTURES  DUE 2001 - In  1986,  Cal Fed  Inc.,  Old
    California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001.
DIG - Derivatives Implementation Group
DOWNEY  ACQUISITION  -  Auto  One's  acquisition  of  the  Downey  Auto  Finance
    Corporation in February, 2000.
EITF - Emerging Issues Task Force
EITF NO. 99-20 - Recognition of Interest  Income and Impairment on Purchased and
    Retained Beneficial Interests in Securitized Financial Assets
FASB - Financial Accounting Standards Board
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FHLB - Federal Home Loan Bank
FHLB SYSTEM - Federal Home Loan Bank System
FIRREA - Financial Institutions Reform, Recovery and Enforcement Act of 1989 and
    its implementing regulations.
FLSC - forward loan sale commitments
FN HOLDINGS - First Nationwide Holdings Inc.
FN HOLDINGS ASSET TRANSFER - FN Holdings contributed all of its assets (including all of the common stock of the Bank) to GS Holdings in September 1998.
FNMC - First Nationwide Mortgage Corporation FTE - Full-time equivalent staff GAAP - generally accepted accounting principles
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL  LITIGATION  - Glendale  Federal  Bank v. United  States,  No.
    90-772C
GLENDALE GOODWILL LITIGATION ASSET - an asset,  related to the Glendale Goodwill
    Litigation, arising out of the purchase of Glendale Federal.

GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank.
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE  ACQUISITION - FN Holdings Asset Transfer,  Holding Company Mergers
    and Glen Fed Merger, collectively
GOLDEN STATE  MERGER - the merger,  completed on  September  11,  1998,  between
    Golden State, the publicly traded parent company of Glendale Federal, and First Nationwide Holdings Inc. and Hunter's Glen/Ford, Ltd.
GOODWILL LITIGATION ASSETS -the California Federal Goodwill Litigation Asset and
    the Glendale Goodwill Litigation Asset, collectively
GOVERNMENT - United States Government
GS ESCROW MERGER - GS Escrow was merged with and into GS Holdings, pursuant to a merger agreement by and between GS Escrow and GS Holdings in September 1998.
GS  HOLDINGS - Golden State Holdings Inc.
GS HOLDINGS NOTES - On August 6, 1998, GS Escrow, which subsequently merged into GS Holdings, issued $2 billion of fixed and floating rate notes.
GSB INVESTMENTS - GSB Investments Corp.
HOLDING  COMPANY  MERGERS - FN  Holdings  merged  with  and  into  Golden  State
    Financial Corporation, which owned all of the common stock of Glendale Federal.
IO - Interest only
LIBOR - London Interbank Offered Rate
LTV - Loan-to-value
LTW - Litigation Tracking Warrant
MAFCO HOLDINGS - Mafco Holdings Inc.
MSR - Mortgage servicing rights
NOL - Net operating loss
OCI - Other comprehensive income
OLD CALIFORNIA  FEDERAL - California Federal Bank, A  Federal Savings Bank prior to the Cal Fed Acquisition.
PO - Principal only
REIT - Real Estate Investment Trust
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable Preferred Stock, Series
    A, issued  by California  Federal Preferred  Capital  Corporation in January
    1996.
REPOS - short-term securities sold under agreements to repurchase
SEC - Securities and Exchange Commission
SFAS - Statement of Financial Accounting Standards
SFAS NO. 114 - Accounting by Creditors for Impairment of a Loan
SFAS NO. 115 - Accounting for Certain Investments in Debt and Equity Securities SFAS NO. 121 - Accounting for the Impairment of Long-lived Assets and for
    Long-lived Assets to be Disposed of
SFAS NO. 125 - Accounting  for Transfers  and Servicing of Financial  Assets and
    Extinguishment of Liabilities
SFAS NO. 131  -  Disclosures  about  Segments  of  an  Enterprise  and   Related
    Information
SFAS NO. 133 - Accounting for Derivative Instruments and Hedging Activities
SFAS NO. 140 - Accounting  for Transfers  and Servicing of Financial  Assets and
    Extinguishments of Liabilities, a replacement of FASB Statement No. 125
SFAS NO. 141 - Accounting for Business Combinations
SFAS NO. 142 - Accounting for Goodwill and Intangible Assets
SFAS NO. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
VERDUGO - Verdugo Trustee Service Corporation

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





November 7, 2001
                                    Page 48