Form 10-K
period 2001-12-31
GOLDEN STATE HOLDINGS INC
filed 2002-03-28
CIK 1071000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

        X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____
                        Commission file number 000-24915

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 28, 2002: N/A.

     The number of shares outstanding of the registrant's $1.00 par value common stock, as of the close of business on February 28, 2002: 1,000 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

     Registrant  meets the conditions set forth in General  Instruction  (I) (1)
(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures, as permitted by General Instruction (I) (2).

                           GOLDEN STATE HOLDINGS INC.
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                                                            PAGE
                                     PART I

ITEM 1.  Business............................................................ 3
                General...................................................... 3
                Business Strategy............................................ 4
                Factors That May Affect Future Results....................... 5
                Employees.................................................... 8
                Competition.................................................. 9
                Regulation and Supervision................................... 9
ITEM 2.  Properties..........................................................13
ITEM 3.  Legal Proceedings...................................................14
ITEM 4.  Submission of Matters to a Vote of Security Holders................. *

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
                Stockholder Matters..........................................16
ITEM 6.  Selected Financial Data............................................. *
ITEM 7.  Management's Narrative Analysis of Results of Operations............17
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk..........26
ITEM 8.  Financial Statements and Supplementary Data.........................27
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................27

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.................. *
ITEM 11. Executive Compensation.............................................. *
ITEM 12. Security Ownership of Certain Beneficial Owners and Management...... *
ITEM 13. Certain Relationships and Related Transactions...................... *

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....28

Glossary of Defined Terms....................................................31

Signatures...................................................................35

Audited Financial Statements.................................................F-1

* Items 4, 6, 10, 11, 12 and 13 are not included as per conditions met by Registrant set forth in General Instructions I (1) (a) and (b) of Form 10-K.

    Golden State Holdings Inc. is a wholly owned subsidiary of Golden State Bancorp Inc. For more information, refer to Golden State Bancorp Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

     FORWARD-LOOKING STATEMENTS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT PERTAIN TO OUR FUTURE OPERATING RESULTS. WORDS SUCH AS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY THESE STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS AND ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS DUE TO SUCH FACTORS AS (I) PORTFOLIO CONCENTRATIONS;
(II) INTEREST RATE CHANGES, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES, THE SHAPE OF THE YIELD CURVE AND THE TREASURY-EURODOLLAR SPREAD; (III) CHANGES IN ASSET PREPAYMENT SPEEDS; (IV) CHANGES IN OUR COMPETITIVE AND REGULATORY
ENVIRONMENTS; AND (V) CHANGES IN THE AVAILABILITY OF NET OPERATING LOSS CARRYOVERS AND DEFERRED TAX LIABILITIES. SEE "BUSINESS--FACTORS THAT MAY AFFECT FUTURE RESULTS" FOR A DISCUSSION OF THESE FACTORS IN GREATER DETAIL. WE ASSUME NO OBLIGATION TO UPDATE ANY OF OUR FORWARD-LOOKING STATEMENTS.

                   A glossary of defined terms appears on page 31.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     GS Holdings, formerly FN Holdings, a wholly owned subsidiary of Golden State, is a holding company whose only significant asset is all of the common and preferred stock of the Bank.

     The  Company,   headquartered  in  San  Francisco,   California,   provides
diversified financial services to consumers and small businesses in California and Nevada, primarily:

     (a)  retail  branches  that  provide  deposit  products  such  as   demand,
          transaction and savings accounts, and investment products such as mutual funds, annuities and insurance; and

     (b) mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale or retention, servicing loans for itself and others and, to a lesser extent, originating and/or purchasing commercial real estate, commercial and consumer loans for investment.

     These activities are financed principally with customer deposits, secured short-term and long-term borrowings, including FHLB advances, collections on loans, asset sales and retained earnings. Refer to note 21 of the Company's Notes to Consolidated Financial Statements for additional information about the Company's business segments.

     The Bank is chartered as a federal stock savings bank under the HOLA and is principally regulated by the OTS. The FDIC insures the deposit accounts of the Bank up to applicable limits through the SAIF. The Bank is also a member of the FHLB System. The Bank has three principal subsidiaries:

     (a) FNMC, its mortgage banking subsidiary;

     (b) Auto One,  its indirect  prime and sub-prime auto financing subsidiary;
         and

     (c) CFI, its securities and insurance brokerage subsidiary.

     CFI is subject to the guidelines established by the OTS for broker-dealer subsidiaries of savings associations, and is a member of the National
Association of Securities Dealers. In addition, CFI is registered as a broker-dealer with the SEC and the Securities Investor Protection Corporation. CFI receives commission revenue for acting as a broker on behalf of its customers, but does not maintain customer accounts or take possession of customer securities.

     The Company's revenues are derived from:

     (a) interest earned on loans and securities;

     (b) gains on sales of loans and other investments, fees received in connection with loan servicing and securities brokerage; and

     (c) other customer service transactions.

     Expenses primarily consist of interest on customer deposit accounts and borrowings, and general and administrative expenses including compensation and benefits, occupancy and equipment, professional fees and other general administrative expenses.

     As of December 31, 2001, the Company had total assets of $56.5 billion, deposits of $25.1 billion and 356 retail branch offices in California and Nevada.

     OWNERSHIP STRUCTURE

     Golden State holds all of the common stock of the Company. Prior to the Golden State Acquisition, Parent Holdings owned 80% of the common stock of FN Holdings, and Hunter's Glen, a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a Director of the Company, owned 20% of the common stock of FN Holdings. Parent Holdings was indirectly owned by Mafco Holdings, a corporation controlled by Ronald O. Perelman, a Director of the Company. In the Golden State Acquisition, Parent Holdings was merged into Golden State and FN Holdings was merged into GS Holdings. As consideration, Golden State issued 41,067,270 shares of common stock to a subsidiary of Mafco Holdings that directly owned Parent Holdings and 15,655,718 shares of common stock to Hunter's Glen which, in aggregate, constituted 47.9% of the common stock outstanding immediately after the Golden State Acquisition. Subsequent to the Golden State Acquisition, Mafco Holdings transferred the
41,067,270 shares to another of its indirectly owned subsidiaries, GSB Investments. In addition, the Golden State Merger agreement provided that Mafco Holdings and Hunter's Glen, or their successors, were entitled to receive additional shares of common stock under certain circumstances, which could cause the actual ownership percentages of Mafco Holdings and Hunter's Glen to change.

     Through its ownership of all of the Bank's common and preferred stock, GS Holdings has 97% of the voting power of all outstanding Bank securities. Two classes of publicly traded Bank securities, the CALGZs and the CALGLs, have in the aggregate the remaining 3% of the voting power. All outstanding Bank securities vote together as a single class.

BUSINESS STRATEGY

     Merger, acquisition, and divestiture activities have played a major role in the Company's business strategy in prior years. (Refer to note 3 of the Company's Notes to Consolidated Financial Statements for specific information about these mergers, acquisitions, and divestitures.) More recently, the Company has focused on:

     o Increased profitability;

     o Revenue diversity; and

     o Growth while preserving credit quality.

     As a result of this strategic plan, during 2001 the Bank has grown earnings by 17%, grown retail checking deposits by 10% and increased non-single family residential loans to 25% of the portfolio, while improving the Bank's overall credit quality.

     The  Company's   current   strategic  plan  aims  at  continued   focus  on
profitability, revenue diversity and maintenance of credit quality. Key elements of the business plan include:

     o California   Federal  intends  to  maintain   its   core  competencies,
         including strong risk management, firm expense control and operating efficiency and effective capital management.

     o California Federal plans to continue to improve profitability as it becomes a more "bank-like" institution. This plan contemplates a further increase in demand deposit and transaction accounts, as well as growth of various retail and commercial products. In addition, the Bank will continue to focus on increasing its percentage of non-single family residential loans.

     o The Company expects to continue to build franchise value by focusing on customer service and cross-selling opportunities, further development of its sales force, enhanced product offerings and improved channel delivery. The Company intends to seek to maintain its mortgage banking efficiency while reducing the costs to service each account. In addition, the Bank intends to continue its strong and prudent growth of its core banking businesses including the sale of mutual funds and insurance annuity products, commercial banking, and auto, home equity and commercial real estate lending.

     o California Federal may make opportunistic acquisitions of other companies or business lines which complement the Bank and where efficiencies and economies of scale could be realized to produce higher returns on investment.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     A number of factors could cause the Company's actual results to differ materially from those in the forward-looking statements made in this Form 10-K, in other documents filed by the Company with the SEC or by the Company's senior management verbally to analysts, investors, the media and others. Some of these factors are described below.

     CONCENTRATION OF BUSINESS IN CALIFORNIA; EFFECT ON ASSET QUALITY

     The Bank's loan portfolio is concentrated in California. As a result, the financial condition of the Bank will be subject to general economic conditions in California and, in particular, to conditions in the California real estate market. As of December 31, 2001, the Bank had 80.3% of its loan portfolio secured by real estate located in California. The Bank may find it difficult to originate a sufficient volume of high-quality real estate loans or maintain its asset quality, either of which could negatively impact future performance. In addition, any downturn in the economy generally, and in California in particular, could further reduce real estate values and the volume of loans originated. Real estate values in California could also be affected by earthquakes or other catastrophic events.

     SUB-PRIME LENDING

     Through Auto One, the Bank is engaged indirectly in sub-prime and prime auto financing activities. At December 31, 2001, the Bank's sub-prime auto loan portfolio totalled $1.2 billion, or 2.9% of the Bank's total loan portfolio. A loan may be considered sub-prime primarily for one, or both, of two reasons: borrower credit and collateral considerations. Sub-prime borrowers are likely to be relatively weak credits. A borrower may be considered sub-prime due to limited income, tarnished credit history (for example, prior bankruptcy or history of delinquent payments on other types of installment credit) or lack of credit history (for example, a relatively young individual who has not yet developed a credit history profile). Sub-prime loans may also have less valuable collateral. Collateral considerations in the sub-prime market primarily result from the financing, in many cases, of used vehicles. Although depreciation also affects new automobiles, the market value of an automobile which is several years old may be more difficult to ascertain than for a new vehicle, since such value will depend on mileage and general condition, which may vary substantially for different vehicles of a similar model year. As a result of these factors, the performance of a sub-prime portfolio may be more susceptible to performance deterioration than a prime portfolio, since sub-prime borrowers are likely to be disproportionately affected by economic downturns and the collateral may be more difficult to value correctly.

     INTEREST RATE RISK

     It is expected that the Bank will continue to realize income primarily from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations, whereas declining interest rates generally are associated with a higher volume of loan originations. Declining rates are also associated with increased mortgage loan prepayments. There can be no assurances that management will be able to reinvest the cash from mortgage loan prepayments in assets earning yields comparable to the yields on the prepaid mortgages. It is expected that a substantial majority of the Bank's assets will continue to be indexed to changes in market interest rates and a substantial majority of its liabilities will continue to be short term. Although the Bank's management believes that this fact should mitigate the negative effect of a decline in yield on its assets, there can be no assurance that the Bank's interest rate risk will be minimized or eliminated. GS Holdings also maintains a significant portfolio of mortgage-backed securities which tend to fluctuate in value in rapidly changing interest rate environments. At December 31, 2001, the Bank had $35.3 billion in assets indexed to changes in market rates and $40.0 billion in liabilities maturing or repricing within one year. The lag in implementing repricing terms on the Bank's adjustable rate assets may result in a decline in net interest income in a rising rate environment. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect the Bank's net interest spread, asset quality, loan origination volume and overall results of operations.

     MORTGAGE SERVICING RIGHTS

     At December 31, 2001, the Bank held MSRs on a 1-4 unit residential loan portfolio with outstanding loan balances totalling approximately $85.2 billion, excluding loans owned by the Bank that are serviced by FNMC. The Bank's MSRs and related derivative assets had a carrying value of $1.9 billion at December 31, 2001. A decline in long-term mortgage interest rates generally results in an acceleration in mortgage loan repayments, and higher than anticipated levels of repayments generally cause the accelerated amortization of MSRs and generally will result in reductions in the market value of the MSRs. In order to mitigate some of the potential loss in value of the MSRs, the Bank has purchased, or entered into contracts for, financial derivatives that could hedge some of the potential loss in the MSRs and should generally increase in value as mortgage interest rates decline. There can be no assurances that the rate of mortgage loan prepayments will not exceed management's estimates, resulting in reductions in net income from accelerated amortization of MSRs and possible additional impairment of the carrying value of the MSRs due to reductions in the market value of the MSRs. Furthermore, there can be no assurances that the financial derivatives purchased as hedges to the MSRs will perform as anticipated and that, if mortgage interest rates decline, the derivatives will increase in value in an amount sufficient to offset the decline in the value of the MSRs or, if long-term mortgage interest rates rise, that the derivatives will lose value equal to or less than the increase in the value of the MSRs. A large percentage of the instruments used to hedge the MSRs change in value based on changes in LIBOR-based rates. While long-term mortgage interest rates and LIBOR-based rates are highly correlated, a change in one may be different from a change in the other for any given period. Therefore, it is possible that there may be impairment in the value of the MSRs even if long-term mortgage interest rates remain the same or increase from period to period.

     The valuation of MSRs involves a number of assumptions, in addition to changes in prepayment rates, which may change from period to period. These assumptions include discount rates, custodial balance earnings rates, funding costs, late charges, other ancillary income, foreclosure costs, cost to service, escrow balances, remittance balances, remittance types and foreclosure rates, among others. In analyzing future prepayments, consideration is given to rates currently offered to borrowers versus rates required by the secondary market, the average note rate of the portfolio and the Mortgage Bankers Association Mortgage Refinance Index as well as other available information. Changes in these assumptions and changes in their relationship to each other will cause volatility in the value of MSRs from period to period. Further, the market for MSRs is generally less liquid than markets for other fixed income instruments, and there is limited public information available describing characteristics of traded portfolios for use in comparing values. Since there may well be periods of time during which no purchases or sales of MSRs with characteristics similar to those to be valued have occurred, alternative valuation methods need to be employed. These methods may involve surveying firms engaged in buying and selling mortgage-related assets, engaging independent firms to conduct appraisals, or using any number of mathematical models which have been developed. In the process of determining the valuation at any future period end, the Company may determine that alternate methods of valuation are more appropriate as valuation techniques evolve. These methods may yield results different from those obtained using prior measurement techniques, and hence may have the effect of lowering the carrying value of MSRs.

     COMPETITION

     GS Holdings faces substantial competition for loans and deposits throughout its market areas. It competes on a daily basis with commercial banks, other savings institutions, thrift and loans, credit unions, finance companies, retail investment brokerage houses, mortgage banks, money market and mutual funds and other investment alternatives and other financial intermediaries. GS Holdings faces competition throughout its market area from local institutions, which have a large presence in its market areas, as well as from out-of-state financial institutions which have offices in its market areas. Many of these other institutions offer services which GS Holdings does not offer, including trust services. Furthermore, banks with a larger capital base and financial firms not subject to the restrictions imposed by banking regulations have larger lending limits and can therefore serve the needs of larger customers.

     REGULATION

     The financial institutions industry is subject to extensive regulation, which materially affects the business of GS Holdings and the Bank. Statutes and regulations to which the Bank and its parent companies are subject may be changed at any time, and the interpretation of these regulations is also subject to change. There can be no assurance that future changes in such regulations or in their interpretation will not adversely affect the business of GS Holdings and the Bank.

     PROPOSED LEGISLATION

     From time to time, Congress considers legislative proposals that could substantially alter the regulation of GS Holdings and the Bank. These proposals have included the merger of the two FDIC deposit insurance funds and the merger of the OTS with the Office of the Comptroller of the Currency. We can not determine whether, or in what form, such legislation may eventually be enacted and the possible impact of such changes.

     TAX SHARING AGREEMENT; AVAILABILITY OF NET OPERATING LOSS CARRYOVERS

     For federal income tax purposes, the Bank, GS Holdings and Golden State Bancorp are parties to a Tax Sharing Agreement, pursuant to which:

     (a) the Bank pays to GS Holdings amounts equal to the income taxes that the Bank would be required to pay if it were to file a return separately from the Golden State Bancorp consolidated group,

     (b) GS Holdings pays to Golden State amounts equal to the income taxes that GS Holdings would be required to pay if it were to file a consolidated return on behalf of itself and the Bank separately from the Golden State Bancorp consolidated group, and

     (c) in connection with the Golden State Acquisition, Mafco Holdings continues to be bound for all obligations accruing for taxable periods on or prior to September 11, 1998.

     As a result of the deconsolidation of the Bank and GS Holdings from the Mafco Group due to the Golden State Acquisition, only the amount of net operating losses of the Bank and GS Holdings not utilized by the Mafco Group on or before December 31, 1998 are available to offset taxable income of the Golden State Group. Similarly, if for any reason the Bank and GS Holdings were to deconsolidate from the Golden State Group, only the amount of the net operating loss carryovers of the Bank and GS Holdings not utilized by the Golden State Group up to the end of the taxable year in which the deconsolidation took place would be available to offset the taxable income of the Bank and GS Holdings subsequent to the date of deconsolidation. It cannot be predicted to what extent the Golden

State Group will utilize the net operating loss carryovers of GS Holdings and/or the Bank in the future or the amount, if any, of net operating loss carryforwards that GS Holdings or the Bank may have upon deconsolidation. The net operating loss carryovers are subject to review and potential disallowance, in whole or in part, by the IRS. Any disallowance of the Bank's net operating loss carryovers may increase the amounts that the Bank would be required to pay to GS Holdings under the Tax Sharing Agreement and that GS Holdings would be required to pay to the Golden State Group, and would therefore decrease the earnings of the Bank available for distribution.

     Under federal tax law, the parties subject to the tax sharing agreement in effect prior to the Golden State Acquisition are subject to several liability with respect to the consolidated federal income tax liabilities of the Mafco Group for any taxable period during which Parent Holdings, FN Holdings or the Bank is, as the case may be, a member of such group. Therefore, Parent Holdings, FN Holdings or the Bank may be required to pay Mafco Holdings' consolidated federal tax liability notwithstanding prior payments made under the Tax Sharing Agreement by FN Holdings or the Bank to Mafco Holdings. Mafco Holdings has agreed, however, under the Tax Sharing Agreement, to indemnify FN Holdings and the Bank for any such federal income tax liability (and certain state and local tax liabilities) of Mafco Holdings or any of its subsidiaries (other than FN Holdings and the Bank) that FN Holdings or the Bank is actually required to pay.

     TAXATION OF THE BANK

     The Small Business Job Protection Act of 1996 provided that base year bad debt reserves are not recaptured into income unless certain events occur. Circumstances that may require recognition of the base year reserves of the Bank are (i) dividend payments in excess of the greater of current or accumulated earnings and profits, or (ii) other distributions, dissolution, liquidation or redemption of stock excluding preferred stock meeting certain conditions. The base year reserves are generally the balance of tax bad debt reserves as of December 31, 1987, reduced proportionately for reductions in the Bank's loan portfolio since that date. In accordance with SFAS No. 109, a deferred tax liability has not been recognized for the base year reserves of the Bank. At December 31, 2001, the amount of the base year reserves was approximately $305 million. The amount of unrecognized deferred tax liability at December 31, 2001 was approximately $107 million.

     TAX EFFECTS OF DIVIDEND PAYMENTS BY THE BANK

     Certain dividend distributions discussed above made to GS Holdings, as the sole owner of the Bank's common stock and its preferred stock, may cause the Bank to recognize a portion of its base year reserves as income. Accordingly, the Bank may be required to make payments to GS Holdings under the Tax Sharing Agreement. Likewise, GS Holdings may be required to make payments to Golden State under the Tax Sharing Agreement if GS Holdings has insufficient expenses and losses to offset such income.

     RESTRICTIONS ON ABILITY OF SUBSIDIARIES TO PAY DIVIDENDS

     GS Holdings is a holding company with no significant business operations of its own. The Company's only significant asset is the common stock of the Bank. The Company's only sources of cash to pay dividends and make debt payments are dividends and other distributions from the Bank and in turn from GS Holdings.

     The federal banking laws and OTS regulations limit the Bank's ability to pay dividends. The Bank generally may not declare dividends or make any other capital distribution if, after the payment of such dividend or other distribution, it would fall within any of the three undercapitalized categories under the prompt corrective action regulation of the FDICIA of 1991. Other limitations apply to California Federal's ability to pay dividends, the magnitude of which depends upon current earnings and the extent to which California Federal meets its regulatory capital requirements. In addition, the HOLA requires every savings association subsidiary of an SLHC to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its stock. Further, the OTS may prohibit any Bank capital distribution that it determines would constitute an unsafe or unsound practice.

     SIGNIFICANT STOCKHOLDERS

     All of the common stock of the Company is held by Golden State.

     As of December 31, 2001, Ronald O. Perelman, through GSB Investments, had beneficial ownership of 42,949,525 shares or 31.64% of Golden State, and Gerald
J. Ford, the Chairman of the Board, Chief Executive Officer and a Director of the Bank, GS Holdings and Golden State, individually and through Hunter's Glen/Ford, Ltd., a limited partnership controlled by Mr. Ford, beneficially owned 19,961,408 shares or 14.68% of Golden State. As a result, GSB Investments, through the election of directors or otherwise, may be able to direct and control the policies of GS Holdings and its subsidiaries, including mergers, sales of assets and similar transactions. See "Market for the Registrant's Common Equity and Related Stockholder Matters."

EMPLOYEES

     GS Holdings has no employees. At December 31, 2001, GS Holdings and its subsidiaries employed 8,205 FTE, compared with 7,821 at December 31, 2000. The Company's employees are not represented by any collective bargaining group and management considers its relations with its employees to be good. The Company provides a comprehensive employee benefits program including health and welfare benefits, long and short-term disability insurance, and life insurance. The Company also offers employees a defined contribution investment plan which is a qualified plan under Section 401(a) of the Internal Revenue Code.

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

     In addition, there is strong competition in originating and purchasing real estate and consumer loans, principally from other savings associations, commercial banks, mortgage banking companies, insurance companies, consumer finance companies, pension funds and commercial finance companies. The primary factors in competing for loans are the quality and extent of service to borrowers and brokers, economic factors such as interest rates, interest rate caps, rate adjustment provisions, loan maturities, LTV ratios, loan fees and the length of time for loan processing and funding. The Company's future performance depends on its ability to originate a sufficient volume of mortgage loans and to purchase a sufficient quantity of high-quality mortgage-backed securities or loans with adequate yields. There can be no assurance that the Company will be able to effect such actions on satisfactory terms.

REGULATION AND SUPERVISION

     GENERAL

     The OTS, an office of the U.S. Department of the Treasury, regulates the activities of California Federal, as a federal association, and GS Holdings, as an SLHC. The FDIC, which insures the Bank's deposit accounts, also oversees the Bank in a backup role. GS Holdings and the Bank are required to comply with comprehensive federal banking laws and regulations intended to protect the Bank's depositors, the institution, and the banking system as a whole. The following summarizes some of the more important ways in which GS Holdings and the Bank are governed by these laws and regulations. As a summary, it describes only a few of the rules that affect GS Holdings and the Bank.

     REGULATION OF GS HOLDINGS

     GS Holdings is registered with the OTS as an SLHC. As an SLHC, GS Holdings must file periodic reports with the OTS and is subject to annual examinations. GS Holdings is a "unitary" SLHC because it controls only one savings institution. As a unitary SLHC that existed prior to May 4, 1999, GS Holdings may generally engage in any financial or non-financial business activity. However, an SLHC must obtain OTS approval before acquiring ownership or control of any other savings association or savings and loan holding company, or substantially all of the assets or more than 5% of its voting shares. An SLHC must also obtain OTS approval before any party that owns or controls more than 25% of its voting shares acquires control of any savings association that is not a subsidiary of that SLHC.

     REGULATION OF THE BANK

     REGULATORY SYSTEM

     California Federal must comply with many federal banking laws and regulations governing its activities. The OTS oversees the Bank's operations and regularly examines the Bank to insure its safe and sound operation and compliance with applicable laws and regulations, including consumer protections and the CRA. The Bank files periodic reports with the OTS concerning its activities and financial condition. Certain actions, like the payment of a dividend, require prior OTS notice or approval. While the OTS is the Bank's primary regulator, the FDIC has "backup enforcement authority" over the Bank as the insurer (through the SAIF) of the Bank's deposit accounts.

     LIQUID ASSETS

     The OTS requires that California Federal maintain sufficient liquidity to ensure its safe and sound operation. The Bank has maintained liquid assets in compliance with the regulations in effect throughout 2001, 2000 and 1999.

     REGULATORY CAPITAL REQUIREMENTS

     The OTS requires savings associations to meet each of the following minimum capital standards: 8% risk-based capital, 4% leverage capital and 1.5% tangible capital. In addition, the OTS may require a savings association to maintain capital above the minimum levels. The OTS may deem failing any these tests to be an unsafe and unsound practice and may subject the failing institution to enforcement or other supervisory actions. The Bank currently satisfies all applicable regulatory capital requirements and has not been directed by the OTS to maintain capital above the minimum levels.

     PROMPT CORRECTIVE ACTION

     Under the prompt corrective action regulations mandated by the FDICIA, the OTS must take certain actions against savings associations that fall within certain undercapitalized capital categories.

     The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, three ratios determine an association's capital classification:

     o the ratio of total capital to risk-weighted assets,

     o the ratio of core capital to risk-weighted assets and

     o the leverage capital ratio.

     A "well capitalized" institution must maintain a ratio of total capital to risk-based assets of 10%, a ratio of core capital to risk-weighted assets of 6%, a leverage capital ratio of 5%, and must not be subject to an OTS order or directive to meet a specific higher capital level.

     In general, the regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, after the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions must obtain an FDIC waiver before accepting Brokered Deposits and are subject to restrictions on the interest rates that may be paid on those deposits. Institutions that are considered "undercapitalized," "severely undercapitalized," or "critically undercapitalized" become subject to increasingly serious supervisory actions (as capital levels deteriorate) including increased monitoring, mandatory capital restoration plans, limitations on business activities, and ultimately, the placement of a "critically undercapitalized" association into conservatorship or receivership.

     The Bank met the capital requirements of a "well capitalized" institution under the regulation as of December 31, 2001 and is not subject to any capital related enforcement action or other regulatory proceeding. Management believes there have been no conditions or events since December 31, 2001 that would change the Bank's capital classification.

     ENFORCEMENT POWERS

     The OTS and the FDIC are authorized to bring various enforcement actions against the institution and affiliated persons. The Bank and Golden State are not subject to any OTS or FDIC enforcement proceedings.

     CAPITAL DISTRIBUTION REGULATION

     In addition to the prompt corrective action restrictions, OTS regulations limit "capital distributions" by savings associations. Capital distributions include dividends and payments for stock repurchases and cash-out mergers.

     A savings institution that is a subsidiary of an SLHC must notify the OTS of a capital distribution at least 30 days prior to the declaration of a capital distribution, provided the total of all capital distributions made during that calendar year (including the proposed distribution) does not exceed the sum of the institution's year-to-date net income and its retained income for the preceding two years. A capital distribution in a greater amount requires an application to the OTS and its prior approval. The OTS may disapprove a capital distribution notice or application if the institution is undercapitalized or if the distribution would raise other safety and soundness concerns. The Bank's capital distributions have complied with the capital distribution rule.

     DIVIDEND POLICY

     The dividend policy of the Bank complies with applicable legal and regulatory restrictions. Before declaring any dividend, the directors of the Bank consider the following factors:

     (a) the quality and stability of the Bank's net income,

     (b) the availability of liquid assets to make dividend payments,

     (c) the impact of the level of earnings retention on the Bank's capital needs, projected growth and internal and external funding levels, and

     (d) the adequacy of capital after the payment of a dividend.

     Under the Bank's dividend policy, a dividend will not be declared or paid which would:

     (a) cause the capital level of the Bank to be reduced below "adequately capitalized" levels, or

     (b) exceed 100% of the net income to date for that calendar year plus retained net income for the preceding two years, when combined with any other dividends declared during the same calendar year (except as may be permitted by regulation in extraordinary circumstances).

     For further information regarding dividend payments, refer to note 24 of the Company's Notes to Consolidated Financial Statements.

     TAX EFFECTS OF DIVIDEND PAYMENTS BY THE BANK

     Refer to "Tax Effects of Dividend Payments by the Bank" of "Factors that May Affect Future Results" for more information.

     QUALIFIED THRIFT LENDER TEST

     Unless a savings association is a QTL, both it and its holding company are subject to certain restrictions on their activities. In order to be a QTL, either (a) at least 65% of the savings association's portfolio assets must be qualified thrift investments or (b) the savings association must meet the asset composition test under the Internal Revenue Code for a "domestic building and loan association." Non-QTL savings associations are subject to restrictions on obtaining advances from the FHLB, establishing branches and paying dividends. A holding company whose savings association is not a QTL must register as a bank holding company and be subject to all of the restrictions of the Bank Holding Company Act of 1956.

     The Bank's qualified thrift investments primarily consist of residential mortgage loans and mortgage securities, home equity loans, small business loans, FHLB stock and accrued dividends. At December 31, 2001, approximately 94.17% of the Bank's portfolio assets were qualified thrift investments. At that date, the Bank also met the asset composition test under the Internal Revenue Code for a domestic building and loan association.

     FDIC ASSESSMENTS

     The SAIF of the FDIC insures the deposits of the Bank up to applicable limits, and assesses deposit premiums. Under the FDIC's risk-based insurance system, SAIF-assessed deposits are currently subject to insurance premiums of between 0 and 27 basis points, depending upon the institution's capital position and other supervisory factors. The rate applicable to the Bank at December 31, 2001 was 0 basis points.

     Institutions with BIF deposits are required to share the cost of funding debt obligations issued by the FICO, a corporation established by the federal government in 1987 to finance the recapitalization of the FSLIC. The annual FICO assessments added to deposit insurance premiums were 5.0 basis points for SAIF deposits during 1999. Effective January 1, 2000, the FICO assessment rate is equal for SAIF and BIF deposits. The Bank's SAIF plus FICO assessment during 2001 and 2000 was approximately 1.90 and 2.04 basis points, respectively (annualized).

     AFFILIATE RESTRICTIONS

     Sections 23A and 23B of the Federal Reserve Act restrict transactions between a savings association and its "affiliates." Affiliates of a savings association include the savings association's holding companies and companies under common control with the savings association, but generally exclude the institution's subsidiaries.

     Sections 23A and 23B generally require that all transactions between a savings association and its affiliates be on terms that are at least as favorable to the savings association as those prevailing at the time for comparable transactions with non-affiliated companies. Section 23A also limits the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with its affiliates. A "covered transaction" is defined to include:

     o a loan or extension of credit to an affiliate;

     o a purchase of investment securities issued by an affiliate;

     o a purchase of assets from an affiliate (with certain exceptions);

     o the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or

     o the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     During 2001, 2000, and 1999, the Bank had no covered transactions.

     NON-INVESTMENT GRADE DEBT SECURITIES

     Savings associations are prohibited from investing in a corporate debt security that, when acquired, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. The Bank does not own any non-investment grade corporate debt securities.

     COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS

     Savings associations are responsible under the CRA to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Fair Lending Laws prohibit lenders from discriminating on the basis of specified characteristics. The OTS and the Department of Justice may take enforcement actions against a savings association that fails to comply with the Fair Lending Laws. The Bank received an "Outstanding" rating in its most recent CRA examination completed in July 2001.

     PROPOSED REGULATORY LEGISLATION

     From time to time, Congress considers legislative proposals that could substantially alter the regulation of the Bank and Golden State. These proposals have included the merger of the BIF and SAIF and the merger of the OTS with the Office of the Comptroller of the Currency. The Company cannot determine whether, or in what form, such legislation might be enacted and what impact such changes might have on GS Holdings and the Bank.

ITEM 2.  PROPERTIES

     The executive offices of the Bank and the Company are located at 135 Main Street, San Francisco, California, 94105, and its telephone number is (415) 904-1100. The Bank leases approximately 97,000 square feet in the building in which its executive offices are located, under a lease expiring in 2006. The Bank maintains its Data Center in a portion of a 252,000 square foot facility in West Sacramento, California under a lease expiring in 2006.

     The Company and its subsidiaries occupied additional executive, administrative and operational space at 24 sites in California, Maryland, Texas and Arizona as of December 31, 2001. These sites included approximately 413,000 owned square feet (four sites) and 351,000 leased square feet (twenty sites) with lease expirations ranging from 2002 to 2008.

     At December 31, 2001, the Bank operated 356 retail branches in California and Nevada, which included approximately 988,000 owned square feet (125 branches) and 1,200,000 leased square feet (231 branches) with lease expirations ranging from 2002 to 2034. Some of these retail branches also housed loan production and administrative space. FNMC operated eight loan production offices in California, Montana and Nevada. These offices were independent of branch facilities and included approximately 100,000 leased square feet with expirations ranging from 2002 to 2006.

     The Bank is responsible for various facilities not occupied by the Company or its subsidiaries as a result of branch and operational consolidations from the 1996 Acquisitions, the Cal Fed Acquisition, the merger with Glendale Federal and certain branch purchases. During 2001, leases on six sites totalling approximately 84,000 square feet were terminated. As of December 31, 2001, there were 33 branch sites not occupied by the Company or its subsidiaries, of which 29 sites were leased or subleased generating income, leaving four sites unoccupied. In addition, there was one administrative facility not occupied by the Company or its subsidiaries. This facility was subleased, generating income.

     The following table presents a state-by-state breakdown of all retail branches, administrative facilities and loan production offices operated by the Bank at December 31, 2001:

                              Branches                 Administrative Facilities       Loan Production Facilities
                     ---------------------------      --------------------------      ---------------------------
                     Owned     Leased     Vacant      Owned     Leased    Vacant      Owned     Leased     Vacant
                     -----     ------     ------      -----     ------    ------      -----     ------     ------
Arizona                --         --        --         --           1       --         --          --         --
California            118        221        33          3          16        1         --           6         --
Maryland               --         --        --          1           1       --         --          --         --
Montana                --         --        --         --          --       --         --           1         --
Nevada                  7         10        --         --          --       --         --           1         --
Texas                  --         --        --         --           4       --         --          --         --
                      ---        ---        --         --          --       --         --          --         --
      Total           125        231        33          4          22        1         --           8         --
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

     On February 16, 2001, the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. Oral argument before the trial court on that issue took place on June 26, 2001, and the Bank is awaiting the Claims Court's decision. The Bank continues to vigorously pursue its case for damages against the Government.

BARTOLD V. GLENDALE FEDERAL BANK ET AL.

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

                                     PART II

ITEM 5.  MARKET FOR  THE  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS

     Golden State owns all of the Company's common shares. There is no public trading market for the Company's common stock.

     Ronald O. Perelman, a Director of GS Holdings, 35 East 62nd Street, New York, New York 10021, through GSB Investments Corp., beneficially owns 31.60% of the Golden State common stock outstanding as of March 1, 2002. Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a Director of the Bank, GS Holdings and Golden State, 200 Crescent Court, Suite 1350, Dallas, Texas 75201, individually and through a limited partnership he controls, Hunter's Glen/Ford, Ltd., beneficially owns 14.76% of the Golden State common stock at March 1, 2002. The balance of the common stock of Golden State is publicly held. In addition, pursuant to the agreement and plan of merger related to the Golden State Acquisition, GSB Investments and Hunter's Glen are entitled to receive additional shares of Golden State common stock under certain circumstances, which could cause the actual ownership percentages of GSB Investments and Hunter's Glen to change.

DIVIDENDS

     During 2001, 2000 and 1999, dividends on GS Holdings' common stock totalled $135.0 million, $96.0 million and $225.5 million, respectively. See discussion of dividend restrictions in note 24 of the Company's Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     Please read the Management's Narrative Analysis of Results of Operations in conjunction with the Consolidated Financial Statements of GS Holdings and the notes included elsewhere in this Form 10-K. The following discussion includes historical information relating to GS Holdings.

     For a discussion of the impact to the Company of recent accounting changes, refer to note 2 of the Company's Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

     The Company believes the critical accounting policies related to certain activities affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Refer to notes 2(e) and 2(m) in the Company's Notes to Consolidated Financial Statements for a discussion of the accounting policies for the allowance for loan losses and MSRs.

RESULTS OF OPERATIONS

     Based in San Francisco, GS Holdings is the parent of California Federal, a community oriented bank that provides diversified financial services for consumers and small businesses in California and Nevada. At December 31, 2001, it was the third largest thrift in the U.S. with $56.5 billion in assets and 356 branches.

     GS Holdings reported net income of $428.5 million for 2001. Net income for 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of change in accounting principle related to the adoption of EITF No. 99-20. Income before cumulative effect of change in accounting principle was $430.0 million.

     On a pre-tax basis, net income for 2001 also included a $153.3 million valuation provision on the Company's MSR asset that related to revised estimates of future loan payoffs as a result of lower mortgage interest rates. This amount was partially offset by a $79.9 million gain from the Company's MSR hedging activities in accordance with SFAS No. 133. Net income for 2001 also included MSR amortization expense of $361.1 million, and a $6.1 million unrealized loss from the application of SFAS No. 133 on the derivative rate locks, forward loan sale commitments and closed loan inventory. Cash flow hedging related activities resulted in net interest rate swap expense on FHLB advances of $67.3 million, and net interest rate swap expense on reverse repurchase agreements of $8.2 million.

     Net income for 2000 was $524.8 million, which includes gains on the early extinguishment of debt, net of tax, of $3.0 million. The Bank's efficiency ratio was 48.35% for the year ended December 31, 2001, compared to 47.85% for the comparable period in 2000.

     On a pre-tax basis, net income for 2000 also included the effect of hedging activities resulting in net interest rate swap expense on FHLB advances of $7.2 million and net interest rate swap expense on reverse repurchase agreements of $0.9 million. Amortization expense on the MSRs was $204.0 million. During 2000, hedging-related activities on the MSRs were not accounted for in accordance with SFAS No. 133, which was prospective in application.

     The following table presents GS Holdings' consolidated average balance sheet for the past three years, with the related interest income, interest expense, and average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                     Year Ended December 31,
                                      ------------------------------------------------------------------------------------
                                                 2001                          2000                        1999
                                      --------------------------    --------------------------   -------------------------
                                      Average            Average    Average            Average   Average           Average
                                      Balance   Interest  Rate      Balance   Interest  Rate     Balance  Intreest   Rate
                                      -------   --------  ----      -------   --------  ----     -------  --------   ----
                                                                      (dollars in millions)
ASSETS
  Interest-earning assets (1):
     Securities and interest-bearing
        deposits in banks (2)         $   749    $   43    5.81%    $ 1,424    $   90    6.34%   $ 1,554   $  100    6.44%
     Mortgage-backed securities
        available for sale              9,278       603    6.50      12,017       800    6.66     13,706      873    6.37
     Mortgage-backed securities
        held to maturity                1,572       124    7.89       2,730       206    7.56      2,392      178    7.43
     Loans held for sale                2,026       138    6.78         837        63    7.48      1,659      110    6.60
     Loans receivable, net:
        Residential                    31,428     2,142    6.81      29,800     2,108    7.07     24,723    1,726    6.98
        Commercial real estate          6,273       506    8.06       5,711       465    8.13      5,427      416    7.67
        Consumer                          896        75    8.40         763        78   10.27        649       62    9.59
        Automobile                      1,800       212   11.76       1,294       151   11.64        635       80   12.50
        Commercial banking                610        47    7.69         519        52    9.96        514       48    9.40
                                      -------    ------             -------    ------            -------   ------
     Loans receivable, net             41,007     2,982    7.27      38,087     2,854    7.49     31,948    2,332    7.30
     FHLB stock                         1,412        79    5.63       1,301        93    7.14      1,113       60    5.36
                                      -------    ------             -------    ------            -------   ------
     Total interest-earning assets     56,044     3,969    7.08%     56,396     4,106    7.28%    52,372    3,653    6.97%
  Noninterest-earning assets            3,823    ------               3,088                        3,692   ------
                                      -------                       -------                      -------
     Total assets                     $59,867                       $59,484                      $56,064
                                      =======                       =======                      =======

LIABILITIES, MINORITY INTEREST
  AND STOCKHOLDER'S EQUITY
  Interest-bearing liabilities:
     Deposits                         $24,394    $  832    3.41%    $23,265    $  928    3.99%   $23,948   $  888    3.71%
     Securities sold under
        agreements to
           repurchase (3)               3,590       196    5.41       5,380       352    6.45      5,057      266    5.18
     Borrowings (3)                    27,727     1,578    5.67      27,406     1,678    6.10     23,613    1,313    5.56
     Other                                 55         1    2.80          --        --      --         --       --      --
                                      -------    ------             -------    ------            -------   ------
     Total interest-bearing
        liabilities                    55,766     2,607    4.66%     56,051     2,958    5.26%    52,618    2,467    4.69%
  Noninterest-bearing liabilities       1,215                         1,023                        1,194
  Minority interest                       497                           498                          540
  Stockholder's equity                  2,389                         1,912                        1,712
                                      -------                       -------                      -------
     Total liabilities, minority
        interest and stockholder's
           equity                     $59,867                       $59,484                      $56,064
                                      =======                       =======                      =======
     Net interest income                         $1,362                        $1,148                      $1,186
                                                 ======                        ======                      ======
     Interest rate spread (4)                              2.42%                         2.02%                       2.28%
                                                          =====                         =====                       =====
     Net interest margin                                   2.44%                         2.06%                       2.26%
                                                          =====                         =====                       =====
     Return on average assets                              0.72%                         0.88%                       0.61%
                                                          =====                         =====                       =====
     Return on average equity                             17.94%                        27.45%                      19.92%
                                                          =====                         =====                       =====
     Return on tangible common equity                     28.28%                        50.72%                      50.83%
                                                          =====                         =====                       =====
     Average equity to average assets                      3.99%                         3.21%                       3.05%
                                                          =====                         =====                       =====

 ------------------
 (1) Non-performing assets are included in the average balances for the periods indicated.

 (2) Includes interest-bearing deposits in other banks and securities purchased under agreements to resell.

 (3) Interest and average rate include the impact of interest rate swaps.

 (4) Interest rate spread represents the difference between the average rates of total interest-earning assets and total interest-bearing liabilities.

     The following table shows the changes in interest income and expense due to changes in rate and volume. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to volume (change in average outstanding balance multiplied by the prior year's rate) and rate (change in average interest rate multiplied by the prior year's volume). Changes attributable to both volume and rate have been allocated proportionately.

                                                                      Year Ended December 31, 2001 vs 2000
                                                                   ------------------------------------------
                                                                           Increase (Decrease) Due to
                                                                   ------------------------------------------
                                                                    VOLUME             RATE             NET
                                                                    ------             ----             ---
                                                                                   (in millions)
    INTEREST INCOME:
    Securities and interest-bearing deposits in banks               $ (40)            $  (7)           $ (47)
    Mortgage-backed securities available for sale                    (178)              (19)            (197)
    Mortgage-backed securities held to maturity                       (91)                9              (82)
    Loans held for sale                                                80                (5)              75
    Loans receivable, net                                             301              (173)             128
    FHLB stock                                                          9               (23)             (14)
                                                                    -----             -----            -----
           Total                                                       81              (218)            (137)
                                                                    -----             -----            -----

    INTEREST EXPENSE:
    Deposits                                                          (23)              (73)             (96)
    Securities sold under agreements to repurchase                   (105)              (51)            (156)
    Borrowings                                                         13              (113)            (100)
    Other                                                               1                --                1
                                                                    -----             -----            -----
           Total                                                     (114)             (237)            (351)
                                                                    -----             -----            -----

    Change in net interest income                                   $ 195             $  19            $ 214
                                                                    =====             =====            =====

     YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

     INTEREST INCOME. Total interest income was $4.0 billion for 2001, a decrease of $137.1 million from 2000. Total interest-earning assets for 2001 averaged $56.0 billion, compared to $56.4 billion for 2000. The decrease in interest-earning assets is primarily a result of a decline in mortgage-backed securities, principally due to management's decision to sharply reduce purchases. This decrease was partially offset by increased loan volume and an increase in loans held for sale due to significant refinancing activity during 2001 as a result of 40-year record low mortgage interest rates. The change in net interest income attributed to changes in volume increased despite a decrease in total average interest-earning assets because the volume of average interest-earning assets with higher rates increased more than the offsetting decrease in the volume of average interest-earning assets with lower rates. The yield on total interest-earning assets for 2001 decreased to 7.08% from 7.28% for 2000, primarily due to the repricing of loans and securities available for sale at lower rates, partially offset by a higher percentage of loans to total earning assets during 2001. At December 31, 2001, 13% of the Company's portfolio loans were tied to COFI indices, 13% to Treasury-based indices and 47% were "hybrid" ARMs - fixed for three to ten years and then adjusting annually.
Twenty-three percent of the portfolio is fixed. The remaining 4% of the portfolio is in other adjustable-rate products.

     GS Holdings earned $3.0 billion of interest income on loans receivable for 2001, an increase of $127.9 million from 2000. The average balance of loans receivable was $41.0 billion for 2001, compared to $38.1 billion for 2000. The weighted average yield on loans receivable decreased to 7.27% for 2001 from 7.49% for 2000. The increase in the average balance reflects a net increase in residential and commercial real estate loan origination activities and new auto loan production, primarily due to lower interest rates during 2001 and new product offerings. The decrease in the weighted average yield reflects the repricing of variable-rate loans, a decrease in the prime rate on commercial banking loans and comparatively lower market interest rates in 2001, partially offset by a higher yield on auto loans purchased after July 1, 2001, which are recorded on a gross-coupon basis, rather than a credit-adjusted yield basis. The impact of this change on net interest income during the year ended December 31, 2001 was an increase of $10.1 million.

     Loan production is detailed in the table below (in thousands):

                                                                          Year Ended December 31,
                                                             -------------------------------------------------
                                                                2001               2000               1999
                                                                ----               ----               ----
       Loans funded:
          Residential real estate loans:
             Adjustable-rate                                 $ 6,765,133        $ 7,259,633        $ 6,959,519
             Fixed-rate                                       18,748,809          5,841,362          8,755,853
                                                             -----------        -----------        -----------
                 Total residential real estate loans          25,513,942         13,100,995         15,715,372
             Commercial real estate loans                      1,652,885          1,287,732            781,042
             Commercial loans                                  1,043,144            701,023            610,385
             Consumer nonmortgage loans                          803,997            736,416            573,844
             Auto loans (directly originated)                     20,175             12,145                 --
             Other                                                    --                124                353
                                                             -----------        -----------        -----------
                 Total loans funded                          $29,034,143        $15,838,435        $17,680,996
                                                             ===========        ===========        ===========

       Loans purchased:
          Residential real estate loans                      $ 3,148,581        $   594,639        $ 2,048,315
             Auto loans (a)                                    1,150,013          1,053,960            485,802
                                                             -----------        -----------        -----------
                 Total loans purchased                       $ 4,298,594        $ 1,648,599        $ 2,534,117
                                                             ===========        ===========        ===========

       ------------
       (a)  Approximately 41%, 43% and zero  percent of this volume was in prime product;  59%, 57% and 100% was in sub-prime  product  for the years ended December 31, 2001, 2000 and 1999, respectively.

     GS Holdings earned $137.4 million of interest income on loans held for sale for 2001, an increase of $74.8 million from 2000. The average balance of loans held for sale was $2.0 billion for 2001, an increase of $1.2 billion from 2000, primarily attributed to increased originations of residential fixed-rate loans as a result of heightened borrower refinancing activity in the current declining interest rate environment. Fixed-rate production for sale totalled $17.6 billion during the year ended December 31, 2001, an increase of 230% over the $5.3 billion originated during 2000. The weighted average yield on loans held for sale decreased to 6.78% for 2001 from 7.48% for 2000, primarily due to declining market interest rates.

     Interest income on mortgage-backed securities available-for-sale was $603.1 million in 2001, a decrease of $197.3 million from 2000. The average portfolio balance decreased $2.7 billion, to $9.3 billion for 2001. The weighted average yield on these assets decreased from 6.66% for 2000 to 6.50% for 2001. The decrease in the volume is primarily attributed to management's decision to sharply reduce purchases, coupled with high repayments and sales of mortgage-backed securities, partially offset by the $1.1 billion reclassification in mortgage-backed securities from the held-to-maturity portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

     Interest income on mortgage-backed securities held-to-maturity was $124.1 million for 2001, a decrease of $82.4 million from 2000. The average portfolio balance decreased $1.2 billion, to $1.6 billion for 2001, primarily due to the $1.1 billion reclassification in mortgage-backed securities to the available-for-sale portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The weighted average yields for 2001 and 2000 were 7.89% and 7.56%, respectively. The increase in the weighted average yield is primarily the result of the aforementioned $1.1 billion reclassification of securities with a weighted average rate of 6.84%.

     Interest income on securities and interest-bearing deposits in other banks was $43.6 million for 2001, a decrease of $46.9 million from 2000. The average portfolio balance was $0.7 billion for 2001 and $1.4 billion for 2000. The decrease in the volume is primarily attributed to payments and maturities of securities. The lower weighted average yield of 5.81% for 2001 compared to 6.34% for 2000 is primarily due to $2.4 million in interest income on a federal income tax refund related to Old California Federal, received in the first half of 2000 (for which there is no corresponding earning asset), and the repricing of securities at lower rates during 2001.

     Dividends on FHLB stock were $79.5 million for 2001, a decrease of $13.4 million from 2000. The average balance outstanding during 2001 and 2000 was $1.4 billion and $1.3 billion, respectively. The weighted average dividend on FHLB stock declined to 5.63% for 2001 from 7.14% for 2000. The increase in the average balance is due to an overall increase in average borrowings from the FHLB while the decrease in the weighted average yield is the result of a reduction in the dividend rate on FHLB stock.

     INTEREST EXPENSE. Total interest expense was $2.6 billion for 2001, a decrease of $351.0 million from 2000. The decrease is primarily due to declining market interest rates and a reduction in securities sold under agreements to repurchase, partially offset by additional borrowings under FHLB advances and deposits used to fund total assets.

     Interest expense on deposits, including Brokered Deposits, was $831.5 million for 2001, a decrease of $96.9 million from 2000. The average balance of deposits outstanding increased from $23.3 billion for 2000 to $24.4 billion for 2001. Deposit interest expense attributed to changes in volume decreased despite an increase in average volume because the volume of the average individual deposit categories with lower or zero rates (such as transaction and custodial accounts) increased significantly, while those with higher rates (such as CDs) decreased. The increase in the average balance is primarily attributed to increases in the average balances of money market accounts, custodial accounts and retail customer checking accounts, partially offset by declines in CDs and savings account balances. The overall weighted average cost of deposits decreased to 3.41% for 2001 from 3.99% for 2000, primarily due to a higher average balance of lower rate money market, custodial and checking accounts and a lower average balance of higher rate CDs in 2001.

     Interest expense on securities sold under agreements to repurchase totalled $196.4 million for 2001, a decrease of $155.7 million from 2000. The average balance of such borrowings for 2001 and 2000 was $3.6 billion and $5.4 billion, respectively. The decrease in the average balance is primarily the result of maturities during the year ended December 31, 2001. The weighted average interest rate on these instruments decreased to 5.41% for 2001 from 6.45% for 2000, primarily due to maturities of higher rate fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates during 2001.

     Interest expense on borrowings totalled $1.6 billion for 2001, a decrease of $100.0 million from 2000. The average balance outstanding for 2001 and 2000 was $27.7 billion and $27.4 billion, respectively. The weighted average interest rate on these instruments decreased to 5.67% for 2001 from 6.10% for 2000. The increase in the average volume is the result of additional FHLB borrowings used to replace securities sold under agreements to repurchase, while the decrease in the weighted average rate is primarily due to declining market interest rates in 2001.

     NET INTEREST INCOME. Net interest income was $1.4 billion for 2001, an increase of $213.8 million from 2000. The interest rate spread increased to 2.42% for 2001 from 2.02% for 2000, primarily as a result of declining market interest rates reducing costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 2.44% for the year ended December 31, 2001, up 38 basis points from the 2.06% reported during the year 2000.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, gain on sale of assets, net and other income was $357.4 million for 2001, representing a decrease of $86.2 million from 2000. Noninterest income includes the following components (in thousands):

                                                                               Year Ended December 31,
                                                                     -------------------------------------------
                                                                       2001              2000             1999
                                                                       ----              ----             ----
       Noninterest income:
           Loan servicing fees, net                                  $(14,393)         $176,159         $127,834
           Customer banking fees and servicing charges                221,796           196,969          187,022
           Gain on sale, settlement and transfer of loans, net         78,440            49,730           32,885
           Gain (loss) on sale of assets, net                          21,942           (13,424)          24,042
           Other income                                                49,618            34,161           31,096
                                                                     --------          --------         --------
                Total noninterest income                             $357,403          $443,595         $402,879
                                                                     ========          ========         ========

     Loan servicing fees for the Company were $(14.4) million for the year ended December 31, 2001, compared to $176.2 million in 2000 and $127.8 million for 1999. The following table details the components of loan servicing fees, net (dollars in thousands):

                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                                          2001            2000            1999
                                                                          ----            ----            ----
       Components of loan servicing fees, net:
           Loan servicing fees                                          $ 457,542       $ 390,616       $ 358,992
           Amortization of MSRs                                          (361,076)       (204,032)       (212,310)
           Pass-through Interest Expense                                  (37,462)        (10,425)        (18,848)
           Net gain on MSRs/MSR derivatives (SFAS No. 133)                 79,948              --              --
           MSR valuation provision                                       (153,345)             --              --
                                                                        ---------       ---------       ---------
                Total loan servicing fees, net                          $ (14,393)      $ 176,159       $ 127,834
                                                                        =========       =========       =========

       Portfolio run off rate (residential portfolio only)                   30.1%           12.3%           20.7%
       Run off rate of MSR value (residential portfolio only)                23.9            11.2             N/A
       MSR amortization rate (residential portfolio only)                    24.1            13.6            18.1

     As the table reflects, gross loan servicing fees increased $66.9 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $84.1 billion at December 31, 2000 to $85.2 billion at December 31, 2001. The portfolio runoff rate, representing the percentage of the residential portfolio that has been paid off during the year, influences MSR amortization, which increased $157.0 million in 2001 over the same period in 2000. MSR amortization was also affected by a higher average MSR balance for the year ended December 31, 2001 compared to the same period in 2000. Pass-through Interest Expense increased $27.0 million (259%) year over year, also influenced by higher runoff rates. Servicing fee income includes a $79.9 million pre-tax gain from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. A $153.3 million pre-tax valuation provision on the MSRs was recorded during the year ended December 31, 2001.

     Customer banking fees were $221.8 million for 2001 compared to $197.0 million for 2000. The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other investment and insurance product sales through Cal Fed Investments. 2001 also includes a $3.3 million reclassification to reflect gross revenues from customer check printing fees rather than net revenues. Transaction accounts (including custodial accounts) as a percentage of retail deposits increased to 57.5% at December 31, 2001, from 46.6% at December 31, 2000. The following table details the components of customer banking fees (in thousands):

                                                                                   Year ended December 31,
                                                                           ----------------------------------------
                                                                             2001            2000            1999
                                                                             ----            ----            ----
       Components of customer banking fees and service charges:
           Transaction account fees                                        $146,580        $120,992        $117,500
           Other retail customer fees                                         2,548           3,179           2,633
           Investment sales income                                           61,994          55,435          51,608
           Insurance commissions                                             10,674          17,363          15,281
                                                                           --------        --------        --------
                Total customer banking fees and service charges            $221,796        $196,969        $187,022
                                                                           ========        ========        ========

     Gain on sale, settlement and transfer of loans, net totalled $78.4 million for 2001, an increase of $28.7 million from 2000. During the years ended December 31, 2001 and 2000, the Company recorded reductions in its recourse liability of $24.5 million and $20.5 million, respectively, which is included in this income category. This liability is a life-of-loan accrual which has experienced favorable performance over the past several years. The Company's revised loss estimate is lower than previously expected, primarily for three reasons:

     (a) The historical performance of these loans since they were sold has been better than initial estimates and expectations, with only minimal losses experienced over the past four years.

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

     During 2001, California Federal sold $16.3 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations at gains of $48.7 million compared to $5.2 billion of such sales for the corresponding period in 2000 at gains of $21.1 million. The results in 2001 include $4.2 million related to the gain on sale of $136.2 million in government-insured loans that were previously seriously delinquent and had become performing (GNMA reperformers). The overall increase in the volume of loans sold and the related gain is a result of the significant increase in fixed-rate loan originations as a result of the overall decline in market interest rates and increased mortgage refinancing. Gain on sale in 2001 also includes a $6.1 million unrealized loss from the application of SFAS No. 133 on the derivative rate locks, forward loan sale commitments and closed loan inventory.

     Gain on sale of assets, net totalled $21.9 million for 2001, compared to a net loss of $13.4 million for 2000. The gain during 2001 includes a $17.3 million gain on the sale of $777.9 million in mortgage-backed securities and a gain of $9.3 million on the sale of the Company's Concord EFS stock, partially offset by a $5.8 million loss on the mark-to-market of the Company's portfolio of IO strip and "B" tranche mortgage securities pursuant to EITF No. 99-20. The loss during 2000 is primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with an average yield of 6.64% during the second quarter and a $0.9 million loss from the sale of $187.6 million of mortgage-backed securities with an average yield of 6.59% during the third quarter, partially offset by a $1.5 million gain from the sale of $699.2 million mortgage-backed securities with an average yield of 7.27% during the fourth quarter and a $1.3 million gain from the sale of interest rate swaps with a notional amount of $150.0 million in August 2000.

     Other income totalled $49.6 million for 2001, an increase of $15.5 million from 2000, primarily attributed to a gain of $20.7 million on the non-monetary exchange of Star Systems common stock for 634,520 shares of Concord EFS common stock, which occurred in the first quarter of 2001 as a result of Concord's acquisition of Star Systems.

     NONINTEREST EXPENSE. Total noninterest expense was $959.3 million for 2001, an increase of $60.9 million from 2000. Noninterest expense for 2001 included increases of $28.1 million in other noninterest expense, $27.4 million in compensation and employee benefit expense, $8.7 million in occupancy and equipment expense and $3.8 million in foreclosed real estate operations, net. These increases were partially offset by decreases of $4.0 million in professional fees and $2.9 million in amortization of intangible assets. Noninterest expense includes the following components (in thousands):

                                                                  Year Ended December 31,
                                                               --------- ------ --- -------
                                                                 2001                2000
                                                               --------            --------
       Noninterest expense:
           Compensation and employee benefits                  $452,721            $425,327
           Occupancy and equipment                              161,931             153,223
           Professional fees                                     36,821              40,852
           Loan expense                                          16,828              17,018
           Foreclosed real estate operations, net                  (905)             (4,690)
           Amortization of intangible assets                     59,861              62,717
           Other expense                                        232,089             203,981
                                                               --------            --------
                Total noninterest expense                      $959,346            $898,428
                                                               ========            ========

     Compensation and employee benefits expense was $452.7 million for 2001, an increase of $27.4 million from 2000. The increase is primarily attributed to an increase in staff (from 7,821 FTE at December 31, 2000 to 8,205 at December 31,
2001), primarily in volume-related operating groups, as well as normal salary adjustments. In addition, the Company has experienced an increase in group insurance and other benefit costs that it has elected not to pass on to its employees.

     Occupancy and equipment expense was $161.9 million for 2001, an increase of $8.7 million from 2000, primarily due to an increase in depreciation expense as a result of purchases of furniture and equipment, mainly computers with depreciable lives of 36 months, as well as higher contract maintenance and repair fees and increased rent expense.

     Professional fees were $36.8 million for 2001, a decrease of $4.0 million from 2000, primarily due to a decrease in consulting fees related to various data processing systems projects.

     Foreclosed real estate operations, net totalled $0.9 million in income for the year ended 2001, compared to $4.7 million in income for 2000, primarily due to fewer gains on sale of REO properties during 2001.

     Amortization of intangible assets was $59.9 million for 2001, a decrease of $2.9 million from 2000, primarily attributed to a $50.0 million reduction in the goodwill balance in December 2000 due to the reversal of Old California Federal state deferred taxes.

     Other noninterest expense was $232.1 million in 2001 compared to $204.0 million in 2000. The increase in expenses relates to increases in a number of operating expense categories, including retail back office operations, bank charges, telephone, marketing, courier service and charitable contributions.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was zero for both 2001 and 2000. This reflects management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Bank's level of non-performing assets.

     PROVISION FOR INCOME TAX. During 2001, GS Holdings recorded net income tax expense of $302.7 million, which included net tax benefits of $29.0 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense. In addition, during 2001, an income benefit of $3.2 million was recorded due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal.

     During 2000, GS Holdings recorded net income tax expense of $144.2 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco's, including the Company's, audits for the years 1991 through 1995. During 2000, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million.

     GS Holdings' effective gross federal income tax rate was 39% and 14% during 2001 and 2000, respectively, while its federal statutory income tax rate was 35% during both periods. In 2001, the difference between the effective and statutory rates was primarily the result of a reduction in the accrued state tax liability and non-deductible goodwill amortization. In 2000, the difference between the effective and statutory rates was primarily the result of the reduction in the deferred tax asset valuation allowance, partially offset by non-deductible goodwill amortization. GS Holdings' effective state tax rate was 1% and 6% during 2001 and 2000, respectively. The effective state tax rate declined during 2001 as a result of a reduction in the accrued state tax liability previously discussed.

     MINORITY INTEREST. For each of the years ended December 31, 2001 and 2000, dividends on the REIT Preferred Stock were recorded totalling $27.0 million, net of the income tax benefit, which will inure to the Bank as a result of the deductibility of such dividends for income tax purposes.

     EXTRAORDINARY ITEMS. During 2000, the FHLB called and the Bank prepaid $400 million in advances, resulting in an extraordinary gain of $3.0 million, net of income taxes of $2.1 million, on the early extinguishment of such borrowings. Also during 2000, the Bank repurchased $2.5 million outstanding principal amount of the Convertible Subordinated Debentures due 2001, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand, on the early extinguishment of debt.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the year ended December 31, 2001 includes a write-down of $1.6 million, net of income taxes of $1.1 million, on certain securities as a result of the Company's implementation of EITF No. 99-20 on April 1, 2001. See note 31 of the Company's Notes to Consolidated Financial Statements.

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

                                              Assets                     Liabilities and Equity             Pre-tax Earnings
                                 --------------------------------    --------------------------------     ----------------------
                                  Loans                                              Taxes-                 Loan     (Gain)/Loss
                                   Held    Residential Derivative     Derivative      Other               Servicing  on Sale of
                                 for Sale     MSRs       Assets       Liabilities  Liabilities  OCI       Fees, Net     Loans
                                 --------     ----       ------       -----------  -----------  ---       ---------     -----
Transfer hedge component
    of MSR balance               $     --   $ (95,013) $  95,013       $      --    $    --  $     --     $     --    $     --

Transition adjustment -
    (record initial fair values):
    MSRs and MSR hedges                --     (69,754)    78,610          (8,856)        --        --           --          --
    Warehouse loans                 3,834          --         --              --         --        --           --      (3,834)
    Interest rate locks                --          --      2,911              --         --        --           --      (2,911)
    FLSC hedges                        --          --         --          (5,696)        --        --           --       5,696
    Cash flow hedges - swaps           --          --         --         (75,482)    30,835    44,647           --          --
                                 --------   ---------  ---------       ---------    -------  --------     --------    --------
SUBTOTAL - JANUARY 1, 2001
    TRANSITION ENTRIES              3,834    (164,767)   176,534         (90,034)    30,835    44,647           --      (1,049)

Fair value adjustments:
    MSRs and MSR hedges                --      66,416     69,856         (56,324)        --        --      (79,948)         --
    Warehouse loans               (33,562)         --         --              --         --        --           --      33,562
    Interest rate locks                --          --     (2,911)        (13,269)        --        --           --      16,180
    FLSC hedges                        --          --     36,878           5,697         --        --           --     (42,575)
    Cash flow hedges - swaps           --          --         --        (126,343)    51,611    74,732           --          --
                                 --------   ---------  ---------       ---------    -------  --------     --------    --------
FAIR VALUE ADJUSTMENTS -
    YEAR ENDED
    DECEMBER 31, 2001             (33,562)     66,416    103,823        (190,239)    51,611    74,732      (79,948)      7,167

Other Activity - Year ended
    December 31, 2001:
    MSR hedge additions                --          --    713,575              --         --        --           --          --
    MSR hedge sales and
       maturities                      --          --   (660,726)         37,963         --        --           --          --
    Hedge receipts and
       payments                        --        (121)    15,820          (8,401)        --        --           --          --
                                 --------   ---------  ---------       ---------    -------  --------     --------    --------
TOTAL OTHER ACTIVITY - YEAR
    ENDED DECEMBER 31, 2001            --        (121)    68,669          29,562         --        --           --          --
                                 ========   =========  =========       =========    =======  ========     ========    ========
TOTAL IMPACT FROM
    SFAS NO. 133 - YEAR
    ENDED DECEMBER 31, 2001      $(29,728)  $ (98,472) $ 349,026       $(250,711)   $82,446  $119,379     $(79,948)   $  6,118
                                 ========   =========  =========       =========    =======  ========     ========    ========

     For additional  discussion of the Company's hedging activities,  please see note 35 of the Company's Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to interest rate risk, which is the potential for loss due to changes in interest rates. Financial products that expose the Company to interest rate risk include securities, loans, deposits, debt and derivative financial instruments such as swaps, swaptions, caps and floors.

     ALCO, which includes senior management representatives, monitors and considers methods of managing the sensitivity of rate and repricing characteristics of the balance sheet components to maintain acceptable levels of changes in the NPV ratio and net interest income due to changes in interest rates. The Company's goal is to effectively invest its capital and to preserve the value created by its core business operations. The management monitoring processes discussed below are designed to minimize the impact of sudden and sustained changes in interest rates on the NPV ratio and net interest income.

     The Company's exposure to interest rate risk is reviewed at least quarterly by the Board of Directors and ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Bank's change in the NPV ratio and net interest income in the event of hypothetical changes in interest rates. Interest rate sensitivity gap analysis is used to determine impact of the repricing characteristics of the Bank's assets and liabilities. The Board may direct management to adjust its asset and liability mix to keep interest rate risk within Board-approved limits.

     To reduce exposure to interest rate fluctuations, the Company developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets, and increase the ability of its asset base to respond to changes in interest rates. Management has sought to decrease the average maturity of its assets by originating primarily adjustable-rate residential mortgage loans and consumer loans, which are retained by the Company for its portfolio. Any long-term, fixed-rate single-family residential mortgage loans are either exchanged for mortgage-backed securities secured by such loans and are then sold or are sold directly for cash in the secondary market, generally with servicing retained.

     Interest rate sensitivity analysis measures the Bank's interest rate risk by computing estimated changes in the NPV ratio in the event of a range of assumed changes in market interest rates. The NPV ratio is a market value adjusted capital to asset ratio and is computed by taking the market value of assets minus the market value of liabilities, divided by the market value of assets. This analysis assesses the risk of loss in value in the event of a sudden and sustained increase or decrease in market interest rates of one hundred to three hundred basis points. The Bank's Board of Directors has adopted an interest rate risk policy which establishes minimum NPV ratios for various interest rate scenarios.

     The following table presents the Bank's NPV ratios for the various rate shock levels at December 31, 2001.

                                     Change in
                                   Interest Rates                     NPV Ratio
                                   --------------                     ---------
                               300 basis point rise                     5.65%
                               200 basis point rise                     6.90%
                               100 basis point rise                     7.77%
                               Base Scenario                            8.26%
                               100 basis point decline                  8.01%
                               200 basis point decline                  8.16%

                               NPV Sensitivity Measure                 (1.36)%

     The preceding table indicates that as of December 31, 2001, the Bank's NPV ratio would be expected to decrease in the event that prevailing market rates increase in a sudden and sustained manner. The NPV sensitivity measure, which compares the difference between the base scenario and the lesser of the 200 basis point rise or decline, as estimated by the Bank's model is (1.36)%. The NPV sensitivity measure of (1.36)% when combined with the Bank's NPV ratio of 6.90% in the 200 basis point rise results in a "minimal risk" rating as defined by the OTS policies, the lowest, or best, of four risk ratings.

     The fair market value of the Company's equity decreases in a rising interest rate environment because the Company's interest-bearing liabilities generally reprice faster than its interest-earning assets, some of which are subject to periodic caps. The reduction in value of the net interest-earning assets is partially offset by an increase in value of MSRs that appreciate in value as rates rise. In the current assumed declining interest rate environment, the fair market value of the portfolio equity remains relatively stable as the repricing of assets and liabilities are similar and the decline in value of the MSRs is more highly offset by the hedges.

     The Bank calculates the NPV ratio pursuant to guidelines established by the OTS. The calculation is based on the net present value of estimated cash flows considering market prepayment assumptions and interest rates provided by independent broker quotations and other public sources as of December 31, 2001, adjusted to reflect shifts in the Treasury yield curve, as appropriate.

     The computation of the effect of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the computation of the NPV. Actual values may differ from those projections presented, based upon market conditions. Certain assets, such as adjustable-rate loans, which represent one of the Bank's primary loan products, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the Bank's adjustable-rate loan portfolio could decrease due to refinancing if market interest rates remain at current levels or decline further. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of interest rate increases.

     In  addition,  the Bank uses  interest  rate  sensitivity  gap  analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, to maintain an acceptable interest rate spread.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of GS Holdings at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 are included in this report at the pages indicated.

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

(a)  FINANCIAL STATEMENT SCHEDULES

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

         2.3 Agreement dated as of August 20, 2000 by and between Golden State Bancorp Inc. and GSB Investments Corp. (Incorporated by reference to Exhibit 2.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)

         2.4 Agreement dated as of July 26, 2001 by and between Golden State Bancorp Inc. and GSB Investments Corp.

         3.1 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibits 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

         3.2 By-laws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.)

         4.1 Indenture, dated as of October 1, 1986, between First Nationwide Bank, A Federal Savings Bank, and Bank of America
              National Trust and Savings Association re: $100,000,000 10% Subordinated Debentures due 2006. (Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         4.2 First Supplemental Indenture, dated as of September 30, 1994, among First Madison Bank, FSB, First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association, supplementing the 2006 Indenture. (Incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         4.3 Second Supplemental Indenture, dated as of January 3, 1997, among First Nationwide Bank, A Federal Savings Bank, California Federal Bank, A Federal Savings Bank and Bank of America National Trust and Savings Association, as trustee, supplementing the 2006 Indenture. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.4 Agreement Regarding Contingent Litigation Recovery Participation Interests, dated as of June 30, 1995, between California Federal Bank, and Chemical Trust Company of California, as Interest Agent. (Incorporated by reference to Exhibit 4.17 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.5 Agreement Regarding Secondary Contingent Litigation Recovery Participation Interests, dated as of December 2, 1996, between California Federal Bank, and Chase Mellon Shareholder Services, L.L.C., as Interest Agent. (Incorporated by reference to Exhibit
              4.18 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

         4.6 Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to
              Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

         4.7 First Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

         4.8 Second Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

         4.9 Third Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

         4.10 Fourth Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

         4.11 Fifth Supplemental Indenture dated as of September 11, 1998 between Golden State Holdings Inc. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-64597).)

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

         10.6 Letter dated March 30, 2000 extending the term of the office lease dated as of November 15, 1990 between RNM 135 Main, L. P., as successor to Webb/San Francisco Venture, Ltd., and California Federal Bank, as successor to First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant's 2000 Form 10-K.)

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

         10.16 Amendment No. 1 dated as of January 1, 2000 to Agreement for Provision of Services between Mafco Holdings Inc. and Golden State Bancorp Inc., dated January 1, 1999. (Incorporated by reference to Exhibit 10.16 to the Registrant's 2000 Form 10-K.)

         10.17 Amendment No. 2 dated as of December 2, 2001 to Agreement for Provision of Services between Mafco Holdings Inc. and Golden State Bancorp Inc., dated January 1, 1999.

         12.1 Statement regarding the computation of ratio of earnings to combined fixed charges and minority interest for the Registrant.

         21.1 Subsidiaries of the Registrant. This exhibit has been omitted in accordance with General Instruction I of Form 10-K.

         24.1  Power of Attorney executed by Ronald O. Perelman.

(c)  REPORTS ON FORM 8-K

     None.

                            GLOSSARY OF DEFINED TERMS

     This glossary covers the preceding 10-K as well as the financial statements beginnin on page F-1 of this document.

6 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2001 - In 1986, Cal Fed Inc., Old
      California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001
9 1/8% PREFERRED STOCK - One  newly issued share of preferred  stock of the Bank having  substantially the same terms as the REIT Preferred Stock
10% SUBORDINATED DEBENTURES DUE 2003 - In 1992, Old  California  Federal  issued
      $13.6 million of 10.0% unsecured subordinated debentures due 2003
10% SUBORDINATED  DEBENTURES  DUE 2006 - As  part  of  its 1994  acquisition  of
      First Nationwide, California Federal assumed $92.1 million principal amount of subordinated debentures, which bear interest at 10% per annum and mature on October 1, 2006
10 5/8% BANK PREFERRED STOCK - 10 5/8% noncumulative  perpetual  preferred stock issued by California Federal
11 1/2% BANK PREFERRED STOCK - 11 1/2% noncumulative  perpetual  preferred stock issued by California Federal
11.20% SENIOR NOTES DUE 2004 - As part of its 1996 acquisition of  San Francisco
      Federal, California Federal assumed $50 million principal amount of 11.20% Senior Notes due September 1, 2004
1996 ACQUISITIONS - 1996 acquisitions of  Home Federal Financial Corporation and
      San Francisco Federal
2001 NOTES - 6 3/4% Senior Notes due 2001 that are part of the GS Holdings Fixed
      Rate Notes
2003 NOTES - 7% Senior Notes  due 2003  that are  part of the  GS Holdings Fixed
      Rate Notes
2005 NOTES - 7 1/8% Senior Notes due 2005 that are part of the GS Holdings Fixed
      Rate Notes
ACCRETABLE YIELD - excess of the pool's Expected Cash Flows over the amount paid ALCO - Asset/Liability Management Committee
APB - Accounting Principles Board
APB OPINION NO. 16 - Business Combinations
APB OPINION NO. 17 - Intangible Assets
APB OPINION NO. 25 - Accounting for Stock Issued to Employees
APB  OPINION  NO.  30 -  Reporting  the  Results  of  Operations-Reporting   the
      Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions
ARM - Adjustable-rate mortgage
AUTO ONE - Auto One Acceptance Corporation
BANK - California  Federal Bank
BANK PREFERRED STOCK - the 10 5/8% Bank Preferred Stock together with the 11 1/2% Bank Preferred Stock
BANK PREFERRED STOCK TENDER  OFFERS - FN Holdings  commenced  cash tender offers for each of the Bank's two outstanding series of Bank Preferred Stock in August 1998
BIF - Bank Insurance Fund
BROKERED DEPOSITS - Issued CDs  through direct  placement programs  and national investment banking firms
CAL FED - Cal Fed Bancorp Inc.
CAL FED ACQUISITION - Agreement and  Plan of  Merger among  FN Holdings, Cal Fed
      Bancorp Inc. and California  Federal Bank,  A  Federal  Savings  Bank.  FN
      Holdings acquired 100% of the outstanding stock of Cal Fed and Old California Federal, and First Nationwide merged with and into Old California Federal in January 1997.
CALGL - Secondary Contingent Litigation Recovery Participation Interests
CALGZ - Contingent Litigation Recovery Participation Interests
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA FEDERAL  GOODWILL  LITIGATION - California  Federal  Bank  v.  United
      States, Civil Action 92-138
CALIFORNIA FEDERAL GOODWILL LITIGATION ASSET - an  asset,  related to California
      Federal Goodwill Litigation, arising out of the purchase of the Old California Federal.
CD - Certificate of deposit
CFI - Cal Fed Investments
CLAIMS COURT - United States Court of Federal Claims
COFI - Cost of Funds Index (tied to the FHLB's 11th District cost of funds) COMPANY - Golden State Holdings Inc.
CRA - Community Reinvestment Act

DEBT TENDER OFFERS - On September 14, 1998,  GS Holdings  commenced  cash tender offers for the FN Holdings  Notes
DECP - Deferred  Executive  Compensation Plan
DOWNEY  ACQUISITION - Auto  One's   acquisition  of  the   Downey  Auto  Finance
      Corporation in February, 2000.
DP - data processing
ECP - Executive Compensation Plan
EITF - Emerging Issues Task Force
EITF NO. 99-20 - Recognition of Interest  Income and Impairment on Purchased and
      Retained  Beneficial  Interests in Securitized Financial Assets
EXPECTED CASH FLOWS - expected  principal and interest cash flows
FAIR LENDING LAWS - Equal  Credit  Opportunity   and  the  Fair   Housing   Act,
      together
FASB - Financial Accounting  Standards Board
FDIC - Federal Deposit Insurance Corporation
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FHLB - Federal Home Loan Bank of San Francisco
FHLB SYSTEM - Federal Home Loan Bank System
FHLMC - Federal Home Loan Mortgage Corporation
FICO - Financing Corporation
FIRREA - Financial Institutions Reform, Recovery and Enforcement Act of 1989 and
      its implementing regulations
FIRST GIBRALTAR - First Gibraltar Holdings Inc.
FIXED RATE NOTES - The 2001  Notes,  2003  Notes and 2005  Notes,  collectively, which together with the Floating Rate Notes are the GS Holdings Notes FLOATING RATE NOTES DUE 2003 - GS Holdings Notes consist in part of $250 million aggregate principal amount of its Floating Rate Notes Due 2003
FLSC - forward loan sale commitments
FN ACQUISITION - California  Federal  acquired  First  Nationwide as part of its
      1994 acquisition
FN HOLDINGS - First Nationwide Holdings Inc.
FN HOLDINGS 10 5/8% NOTES - In  connection  with  the  Cal  Fed Acquisition,  GS
      Holdings acquired the net proceeds from the issuance of $575 million principal amount of FN Escrow's 10 5/8% Senior Subordinated Notes due 2003
FN  HOLDINGS  ASSET  TRANSFER - FN  Holdings   contributed  all  of  its  assets
      (including all of the common stock of the Bank) to GS Holdings in September 1998.
FN HOLDINGS NOTES - FN  Holdings 12 1/4% Senior  Notes, the  FN  Holdings 9 1/8%
      Senior Sub Notes and the FN Holdings 10 5/8% Notes, collectively
FNMA - Federal National Mortgage Association
FNMC - First Nationwide Mortgage Corporation
FSLIC - Federal Savings and Loan Insurance Corporation
FTE - Full-time equivalent staff
GAAP - accounting principles generally accepted in the United States of America GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL LITIGATION - Glendale Federal Bank  v.  United States, No. 90-
      772C
GLENDALE GOODWILL LITIGATION ASSET - an asset,  related to the Glendale Goodwill
      Litigation, arising out of the purchase of Glendale Federal.
GNMA - Government National Mortgage Association
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE ACQUISITION - FN Holdings  Asset Transfer,  Holding Company Mergers
      and Glen Fed Merger, collectively
GOLDEN STATE COMMON STOCK - Golden State common stock, par value $1.00
GOLDEN STATE GROUP -  consolidated  group of Golden State Bancorp,  Golden State
      Holdings and California Federal Bank, for which Golden State is the common parent

GOLDEN STATE  MERGER - the merger,  completed on  September  11,  1998,  between
      Golden State, the publicly traded parent company of Glendale Federal, and First Nationwide Holdings Inc. and Hunter's Glen/Ford, Ltd.
GOODWILL LITIGATION ASSETS - the California Federal  Goodwill  Litigation  Asset
      and the Glendale Goodwill Litigation Asset, collectively
GOVERNMENT - United States Government
GSAC - Gulf States Acceptance Company
GSAC  ACQUISITION  - Auto One, a subsidiary  of  the Bank,  acquired 100% of the partnership interests in Gulf States Acceptance Company, a Delaware limited partnership and its general partner, Gulf States Financial Services, Inc., a Texas corporation, in February 1998
GSB INVESTMENTS - GSB Investments Corp.
GS ESCROW - GS Escrow Corp.
GS HOLDINGS - Golden State Holdings Inc.
GS HOLDINGS NOTES - On  August  6, 1998,  GS  Escrow  Corp,  which  subsequently merged  into GS  Holdings,  issued $2 billion of fixed and  floating  rate notes.
HOLA - Home Owners' Loan Act of 1933
HOLDING COMPANY MERGERS  -  FN  Holdings  merged  with  and  into  Golden  State
      Financial Corporation, which owned all of the common stock of Glendale Federal, together with the Golden State Merger
HUNTER'S GLEN - Hunter's Glen/Ford, Ltd.
IO - Interest only
INCENTIVE PLAN - management incentive plan
IRS - Internal Revenue Service
LIBOR - London Interbank Offered Rate
LOCOM - lower of cost or market
LTIP - Long Term Incentive Plan
LTV - Loan-to-value
MAFCO GROUP - Mafco  Holdings Inc. affiliated group
MAFCO HOLDINGS - Mafco Holdings Inc.
MBS - mortgage-backed securities
MERGER AGREEMENT - Agreement  and  Plan of  Merger  among  FN Holdings,  Cal Fed
      Bancorp Inc. and  California  Federal Bank, A Federal Savings Bank
MSR - Mortgage servicing rights
MSR HEDGE - To  reduce the  sensitivity  of its  earnings to  interest  rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in interest rates
NEVADA PURCHASE - The Bank  acquired  twelve retail  branches  located in Nevada with deposits of approximately $543 million from Norwest Bank, Nevada, a subsidiary of Norwest Corporation, and Wells Fargo Bank, N.A. in April 1999.
NOL - net operating loss
NONACCRETABLE   CONTRACTUAL   CASH  FLOWS  -  Excess  of  the  pool's  scheduled
      contractual principal and contractual interest payments over its Expected Cash Flows as an amount that should not be accreted notional amount - the amount on which calculations, payments and the value of a derivative is based. Notional amounts do not represent direct credit exposures.
NPV - Net portfolio value
OCI - Other comprehensive income
OLD CALIFORNIA  FEDERAL - California  Federal Bank, A Federal Savings Bank prior to the Cal Fed  Acquisition
OLD FNB - First  Nationwide  Bank,  A  Federal  Savings  Bank  prior  to the  FN
      Acquisition
OLD FNB INDENTURE - Indenture governing the 10% Subordinated Debentures Due 2006 OMNIBUS STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
OTC - over-the-counter
OTS - Office of Thrift Supervision
PARENT HOLDINGS - First Nationwide (Parent) Holdings Inc.
PARENT HOLDINGS NOTES - 12 1/2% Senior Notes due 2003
PARTICIPANTS - certain executive officers of the Bank eligible for the management incentive plan

PASS-THROUGH  INTEREST EXPENSE - represents  interest  that  FNMC  pays  to  the investor(s) for loans serviced by FNMC, which are paid off by the borrower(s) before the end of the month. FNMC picks up the shortfall of interest on the respective loans as a result of the contractual agreement between the servicer (FNMC) and the investor(s) (i.e., GNMA)
PO - Principal only
QTL - Qualified Thrift Lender
REIT - Real Estate Investment Trust
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable Preferred Stock, Series A, issued by California Federal Preferred Capital Corporation in January 1996.
REO - real estate owned
REPOS - short-term securities sold under agreements to repurchase
SAIF - Savings Association Insurance Fund
SCHEDULED CONTRACTUAL CASH FLOWS - the pool's  scheduled  contractual  principal and contractual interest payments
SEC - Securities and Exchange Commission
SERVICING SALE - During April 1999,  the Bank's  wholly-owned  mortgage  banking subsidiary, First Nationwide Mortgage Corporation sold servicing rights on approximately 49,000 loans with an UPB of $2.0 billion.
SFAS - Statement of Financial Accounting Standards
SFAS NO. 65 - Accounting for Certain Mortgage Banking Activities
SFAS NO. 72  -  Accounting  for   Certain  Acquisitions  of  Banking  or  Thrift
      Institutions
SFAS NO. 109 - Accounting for Income Taxes
SFAS NO. 115 - Accounting for Certain Investments in Debt and Equity Securities SFAS NO. 121 - Accounting for the Impairment of Long-lived Assets and for Long-
      lived Assets to be Disposed of
SFAS NO. 123 - Accounting for Stock-Based Compensation
SFAS NO. 125 - Accounting for  Transfers and  Servicing of  Financial Assets and
      Extinguishment of Liabilities
SFAS NO. 131  -  Disclosures  about  Segments  of  an  Enterprise  and   Related
      Information
SFAS NO. 133 - Accounting for Derivative Instruments and Hedging Activities
SFAS NO. 140 - Accounting  for  Transfers and Servicing of Financial  Assets and
      Extinguishments of Liabilities, a replacement of FASB Statement No. 125 SFAS NO. 141 - Accounting for Business Combinations
SFAS NO. 142 - Accounting for Goodwill and Intangible Assets
SFAS NO. 143 - Accounting for Asset Retirement Obligations
SFAS NO. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets SFFED ACQUISITION - The acquisition of San Francisco Federal by the Company in
      February 1996
SLHC - savings and loan holding company
STOCK PLAN - Golden State Bancorp  Inc. Omnibus Stock Plan
TAX SHARING AGREEMENT - Prior to the Golden State Acquisition, for federal income tax purposes, the Bank, FN Holdings, and Mafco Holdings were parties to a tax sharing agreement effective as of January 1, 1994
UPB - Unpaid principal balance
VERDUGO - Verdugo Trustee Service Corporation
XCF - XCF Acceptance Corporation

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 19, 2002

                                                GOLDEN STATE HOLDINGS INC.




                                                By:  /S/ GERALD J. FORD
                                                   -----------------------------
                                                     Gerald J. Ford
                                                     Chairman of the Board
                                                     and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  NAME                                        TITLE                                  DATE
      /s/Gerald J. Ford                              Chairman of the Board, Chief                  March 19, 2002
---------------------------------------------        Executive Officer and Director
         Gerald J. Ford                              (Principal Executive Officer)



      /s/Carl B. Webb                                President, Chief Operating Officer            March 19, 2002
---------------------------------------------        and Director
         Carl B. Webb


      /s/Richard H. Terzian                          Executive Vice President                      March 19, 2002
---------------------------------------------        and Chief Financial Officer
         Richard H. Terzian                          (Principal Financial Officer)



      /s/Renee Nichols Tucei                         Executive Vice President and                  March 19, 2002
---------------------------------------------        Controller
         Renee Nichols Tucei                         (Principal Accounting Officer)



      /s/Howard Gittis                               Director                                      March 19, 2002
---------------------------------------------
         Howard Gittis

                 *                                   Director                                      March 19, 2002
---------------------------------------------
         Ronald O. Perelman

* James R. Eller, Jr., by signing his name, hereto, does hereby execute this report on Form 10-K on behalf of the directors and officers of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and officers and filed as exhibits to this report on Form 10-K.

                                                By:  /S/ James R. Eller, Jr.
                                                   -----------------------------
                                                     James R. Eller, Jr.
                                                     Attorney-in-fact

                          INDEPENDENT AUDITORS' REPORT



The Stockholder and Board of Directors
Golden State Holdings Inc.:

     We have audited the accompanying consolidated balance sheets of Golden State Holdings Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden State Holdings Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2(p) to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001 with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."




                                                      KPMG LLP



San Francisco, California
January 15, 2002

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                  (dollars in thousands, except per share data)

                                       Assets                                               2001               2000
                                                                                         -----------        -----------
Cash and due from banks                                                                  $   709,139        $   697,441
Interest-bearing deposits in other banks                                                         103                123
Short-term investment securities                                                              95,929             85,510
                                                                                         -----------        -----------
     Cash and cash equivalents                                                               805,171            783,074

Securities available for sale, at fair value                                                 116,054            637,070
Securities held to maturity (fair value of $30,602 and $590,571 at December 31,
     2001 and 2000, respectively)                                                             30,602            587,503
Mortgage-backed securities available for sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $1,607,130 and
     $2,620,399 at December 31, 2001 and 2000, respectively)                               7,057,903          9,866,823
Mortgage-backed securities held to maturity (fair value $1,411,157 and
     $2,959,677 at December 31, 2001 and 2000, respectively) (includes securities pledged to creditors with the right to sell or repledge of $763,438 and
     $2,053,070 at December 31, 2001 and 2000, respectively)                               1,385,113          2,886,612
Loans held for sale, net                                                                   2,608,365            845,763
Loans receivable, net                                                                     39,335,623         39,592,814
Investment in FHLB System                                                                  1,446,607          1,361,066
Premises and equipment, net                                                                  276,411            290,899
Foreclosed real estate, net                                                                   18,564             19,080
Accrued interest receivable                                                                  288,308            364,414
Intangible assets (net of accumulated amortization of $306,011 and $246,150
     at December 31, 2001 and 2000, respectively)                                            640,843            691,288
MSRs, net of valuation allowance                                                           1,623,947          1,559,323
Derivative assets                                                                            349,026                 --
Other assets                                                                                 536,281          1,029,082
                                                                                         -----------        -----------
         Total assets                                                                    $56,518,818        $60,514,811
                                                                                         ===========        ===========

             Liabilities, Minority Interest and Stockholder's Equity

Deposits                                                                                 $25,146,827        $23,462,372
Securities sold under agreements to repurchase                                             2,363,945          4,511,309
Borrowings                                                                                24,444,541         28,800,557
Derivative liabilities                                                                       250,711                 --
Other liabilities                                                                          1,188,005            942,397
                                                                                         -----------        -----------
         Total liabilities                                                                53,394,029         57,716,635
                                                                                         ===========        ===========

Commitments and contingencies                                                                     --                 --

Minority interest                                                                            500,000            500,000

Stockholder's equity
     Common stock, $1.00 par value, (1,000 shares authorized, issued and
         outstanding at December 31, 2001 and 2000, respectively)                                  1                  1
     Additional paid-in capital                                                            1,569,894          1,564,821
     Accumulated other comprehensive loss, net                                               (63,327)           (91,405)
     Retained earnings (substantially restricted)                                          1,118,221            824,759
                                                                                         -----------        -----------
     Total stockholder's equity                                                            2,624,789          2,298,176
                                                                                         -----------        -----------
         Total liabilities, minority interest and stockholder's equity                   $56,518,818        $60,514,811
                                                                                         ===========        ===========

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                                        2001            2000            1999
                                                                                     ----------      ----------      ----------
Interest income:
     Loans receivable                                                                $2,980,884      $2,852,971      $2,332,500
     Mortgage-backed securities available for sale                                      603,142         800,444         872,823
     Mortgage-backed securities held to maturity                                        124,117         206,469         177,644
     Loans held for sale                                                                137,430          62,591         109,486
     Securities available for sale                                                       18,718          55,917          76,621
     Securities held to maturity                                                         23,899          29,499          11,459
     Interest-bearing deposits in other banks                                               973           5,034          12,049
     Dividends on FHLB stock                                                             79,485          92,872          59,639
                                                                                     ----------      ----------      ----------
         Total interest income                                                        3,968,648       4,105,797       3,652,221
                                                                                     ----------      ----------      ----------

Interest expense:
     Deposits                                                                           831,538         928,407         888,286
     Securities sold under agreements to repurchase                                     196,425         352,100         265,467
     Borrowings                                                                       1,577,508       1,677,498       1,312,629
     Other                                                                                1,565              --              --
                                                                                     ----------      ----------      ----------
         Total interest expense                                                       2,607,036       2,958,005       2,466,382
                                                                                     ----------      ----------      ----------
         Net interest income                                                          1,361,612       1,147,792       1,185,839
Provision for loan losses                                                                    --              --          10,000
                                                                                     ----------      ----------      ----------
         Net interest income after provision for loan losses                          1,361,612       1,147,792       1,175,839
                                                                                     ----------      ----------      ----------

Noninterest income:
     Loan servicing fees, net                                                           (14,393)        176,159         127,834
     Customer banking fees and service charges                                          221,796         196,969         187,022
     Gain on sale, settlement and transfer of loans, net                                 78,440          49,730          32,885
     Gain (loss) on sale of assets, net                                                  21,942         (13,424)         24,042
     Other income                                                                        49,618          34,161          31,096
                                                                                     ----------      ----------      ----------
         Total noninterest income                                                       357,403         443,595         402,879
                                                                                     ----------      ----------      ----------

Noninterest expense:
     Compensation and employee benefits                                                 452,721         425,327         389,904
     Occupancy and equipment                                                            161,931         153,223         141,696
     Professional fees                                                                   36,821          40,852          52,493
     Loan expense                                                                        16,828          17,018          17,200
     Foreclosed real estate operations, net                                                (905)         (4,690)         (6,411)
     Amortization of intangible assets                                                   59,861          62,717          69,724
     Other expense                                                                      232,089         203,981         227,329
                                                                                     ----------      ----------      ----------
         Total noninterest expense                                                      959,346         898,428         891,935
                                                                                     ----------      ----------      ----------

     Income before income taxes, minority interest, extraordinary items and
         cumulative effect of change in accounting principle                            759,669         692,959         686,783
     Income tax expense                                                                 302,667         144,204         234,263
     Minority interest: provision in lieu of income tax expense                              --              --          79,005
     Minority interest: other                                                            26,988          26,987          34,936
                                                                                     ----------      ----------      ----------
         Income before extraordinary items and cumulative effect of change in
         accounting principle                                                           430,014         521,768         338,579
     Extraordinary items - gains on early extinguishment of debt, net of applicable taxes of $2,083 and $1,801 in 2000 and 1999,
         respectively                                                                        --           3,014           2,472
     Cumulative effect of change in accounting principle, net of applicable
         taxes of $1,072 in 2001                                                         (1,552)             --              --
                                                                                     ----------      ----------      ----------
         Net income                                                                  $  428,462      $  524,782      $  341,051
                                                                                     ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                            2001              2000               1999
                                                                         ----------        ----------         ----------
 Net income                                                               $428,462          $524,782           $ 341,051

 Other comprehensive income (loss), net of tax:
    Unrealized holding gain (loss) on securities available for sale:
        Unrealized holding gain (loss) arising during the period           134,400           170,821            (282,241)
        Less: reclassification adjustment for (gain) loss included
             in net income                                                 (15,941)            9,976                (742)
                                                                          --------          --------           ---------
                                                                           118,459           180,797            (282,983)
    Amortization of market adjustment for securities
        transferred from available-for-sale to held-to-maturity             28,998             4,630                  --

    Transition adjustment upon adoption of SFAS No. 133                    (44,647)               --                  --

    Change in fair value of derivatives used for cash flow hedges,
        net of applicable taxes of $51,611                                 (74,732)               --                  --
                                                                          --------          --------           ---------
 Other comprehensive income (loss)                                          28,078           185,427            (282,983)
                                                                          --------          --------           ---------
 Comprehensive income                                                     $456,540          $710,209           $  58,068
                                                                          ========          ========           =========

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholder's Equity
                  Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                                                          Retained
                                                 Additional                    Other        (Loss)        Earnings        Total
                                         Common   Paid-in     Accumulated  Comprehensive  Income, Net  (Substantially  Stockholder's
                                         Stock    Capital     Securities    Derivatives      Total       Restricted)      Equity
                                         -----    -------     ----------    -----------      -----       -----------      ------
  Balance at December 31, 1998            $1     $1,512,061     $   6,151     $      --      $   6,151     $  214,043    $1,732,256

  Net income                              --             --            --            --             --        341,051       341,051

  Golden State Acquisition - see note 3   --        (12,380)           --            --             --             --       (12,380)
  Adjustment to initial dividend of tax
     benefits to parent due to
     deconsolidation                      --             --            --            --             --         66,383        66,383
  Impact of Golden State restricted
     common stock                         --            477            --            --             --             --           477
  Tax benefit on exercise of stock
     options                              --          2,013            --            --             --             --         2,013
  Dividends to parent                     --             --            --            --             --       (225,500)     (225,500)
  Contributions from parent               --         40,000            --            --             --             --        40,000
  Change in net unrealized holding gain
     (loss) on securities available for
     sale                                 --             --      (282,983)           --       (282,983)            --      (282,983)
                                          --     ----------     ---------     ---------      ---------     ----------    ----------
  Balance at December 31, 1999             1      1,542,171      (276,832)           --       (276,832)       395,977     1,661,317

  Net income                              --             --            --            --             --        524,782       524,782

  Change in unrealized holding loss
     on securities available for sale     --             --       180,797            --        180,797             --       180,797
  Amortization of unrealized holding
     loss on securities held to maturity  --             --         4,630            --          4,630             --         4,630
  Dividends to parent                     --             --            --            --             --        (96,000)      (96,000)
  Contributions from parent               --         19,000            --            --             --             --        19,000
  Impact of Golden State restricted
     common stock                         --          3,175            --            --             --             --         3,175
  Tax benefit on exercise of stock
     options                              --            475            --            --             --             --           475
                                          --     ----------     ---------     ---------      ---------     ----------    ----------
  Balance at December 31, 2000             1      1,564,821       (91,405)                     (91,405)       824,759     2,298,176

  Net income                              --             --            --            --             --        428,462       428,462

  Change in net unrealized holding gain
     (loss) on securities available for
     sale                                 --             --        88,085            --         88,085             --        88,085
   Change in net unrealized holding loss
     on derivatives                       --             --            --       (74,732)       (74,732)            --       (74,732)
  Unrealized loss on securities
     reclassified from held-to-maturity,
     net of tax                           --             --        30,374            --         30,374             --        30,374
  Amortization of unrealized holding loss
     on reclassified securities, net of
     tax                                  --             --        28,998            --         28,998             --        28,998
  Transition adjustment upon adoption
     of SFAS No. 133                      --             --            --       (44,647)       (44,647)            --       (44,647)
  Dividends to parent                     --             --            --            --             --       (135,000)     (135,000)
  Impact of Golden State restricted
     common stock                         --          3,458            --            --             --             --         3,458
  Tax benefits on exercise of stock       --          1,615            --            --             --                        1,615
                                          --     ----------     ---------     ---------      ---------     ----------    ----------
  Balance at December 31, 2001            $1     $1,569,894     $  56,052     $(119,379)     $ (63,327)    $1,118,221    $2,624,789
                                          ==     ==========     =========     =========      =========     ==========    ==========

  See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                     2001                  2000               1999
                                                                 -------------         ------------       ------------
Cash flows from operating activities:
Net income                                                       $    428,462          $   524,782        $   341,051
Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
      Amortization of intangible assets                                59,861               62,717             69,724
      Provision for deferred income taxes                             117,117               23,367            146,373
      Accretion of discount on borrowings                               1,041                1,093              1,018
      Amortization of purchase accounting
          premiums and discounts, net                                  11,269                  269              7,541
      Amortization of MSRs                                            361,076              204,032            212,310
      Provision for loan losses                                            --                   --             10,000
      (Gain) loss on sale of assets, net                              (21,942)              13,424            (21,699)
      Gain on sale of branches, net                                        --                   --             (2,343)
      Gain on sale of foreclosed real estate, net                      (3,203)              (8,950)           (13,069)
      Loss on sale, settlement and transfer of loans, net             291,074               76,918            152,657
      Capitalization of originated MSRs                              (369,514)            (126,648)          (185,541)
      Extraordinary items - gains on early
          extinguishment of debt, net                                      --               (3,014)            (2,472)
      Depreciation and amortization of premises and
          equipment                                                    53,422               51,067             37,465
      Amortization of deferred debt issuance costs                      6,773                7,354              7,295
      FHLB stock dividends                                            (79,485)             (92,872)           (59,639)
      Purchases and originations of loans held for sale           (17,934,105)          (5,344,219)        (8,345,470)
      Net proceeds from the sale of loans held for sale            15,996,488            5,059,241          9,711,385
      Net gain on derivatives used to hedge MSRs                      (79,948)                  --                 --
      Provision for loss on MSRs                                      153,345                   --                 --
      Decrease (increase) in other assets                             166,400             (452,212)            69,397
      Decrease (increase)  in accrued interest receivable              76,106              (41,580)            (4,141)
      Increase (decrease) in other liabilities                        448,293              272,812           (263,027)
      Amortization of deferred compensation expense -
          Golden State restricted common stock                          1,768                1,897                477
      Gain on non-monetary exchange of Star Systems
          common stock                                                (20,671)                  --                 --
      Reduction in net accrued tax liability                          (25,805)                  --                 --
      Minority interest: provision in lieu of income taxes                 --                   --             79,005
      Minority interest: other                                         26,988               26,987             34,936
      Dividends on Golden State restricted common stock                    63                   36                 --
                                                                 ------------          -----------        -----------
          Net cash (used in) provided by operating activities        (335,127)             256,501          1,983,233
                                                                 ============          ===========        ===========

                                                                                                          (Continued)


         See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, continued
                  Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                                     2001              2000              1999
                                                                                 -------------     ------------      ------------
Cash flows from investing activities:
     Acquisitions and divestitures:
         Downey Acquisition                                                      $          --     $   (379,314)     $         --
         Nevada Purchase                                                                    --               --           458,943
     Purchases of securities available for sale                                        (90,967)         (50,691)         (807,690)
     Proceeds from maturities of securities available for sale                         700,563           58,022           431,934
     Purchases of securities held to maturity                                           (9,403)          (4,199)          (28,869)
     Principal payments and proceeds from maturities of securities
         held to maturity                                                              530,345           51,289            94,820
     Purchases of mortgage-backed securities available for sale                       (171,943)        (115,256)       (4,832,344)
     Principal payments on mortgage-backed securities available for sale             3,477,044        1,878,401         3,623,918
     Proceeds from sales of mortgage-backed securities available for sale              788,564        1,367,666           193,732
     Principal payments on mortgage-backed securities held to maturity                 433,575          428,067           621,179
     Proceeds from sales of loans                                                       83,829           98,894            18,528
     Loan originations and principal collections, net                                4,277,725       (3,804,590)       (1,694,325)
     Purchases of loans receivable                                                  (4,298,594)      (1,648,599)       (2,197,573)
     Purchases of FHLB stock, net                                                      (23,193)        (107,570)         (110,477)
     Purchases of premises and equipment                                               (42,166)         (48,718)          (44,331)
     Proceeds from disposal of premises and equipment                                   16,448            4,146            14,549
     Proceeds from sales of foreclosed real estate                                      33,442           75,312           136,565
     Proceeds from sale of Concord EFS common stock                                     29,948               --                --
     Purchase of remaining 20% interest in Auto One                                     (9,000)              --                --
     Purchases of MSRs                                                                (308,003)        (344,262)         (334,842)
     Hedge (payments) receipts                                                          (7,298)           5,593           (10,191)
     Purchases of derivatives                                                         (713,575)        (127,199)          (67,698)
     Proceeds from sales and settlements of derivatives                                622,765          101,114            46,860
     Proceeds from sales of MSRs                                                            --              774            30,802
                                                                                 -------------     ------------      ------------
         Net cash provided by (used in) investing activities                         5,320,106       (2,561,120)       (4,456,510)
                                                                                 -------------     ------------      ------------

Cash flows from financing activities:
     Branch sales                                                                           --               --           (69,340)
     Net increase (decrease) in deposits                                             1,685,252          423,216        (2,074,736)
     Proceeds from additional borrowings                                           111,475,897       43,513,455        33,029,009
     Principal payments on borrowings                                             (115,466,294)     (40,367,906)      (29,717,967)
     Net (decrease) increase in securities sold under agreements
         to repurchase                                                              (2,147,364)        (970,438)        1,243,352
     Principal payment on GS Holdings Notes                                           (350,000)              --                --
     Bank Preferred Stock Tender Offers                                                     --               --           (97,621)
     Debt Tender Offers                                                                     --               --              (253)
     Dividends on common stock                                                        (135,000)         (96,000)         (225,500)
     Dividends paid to minority stockholders, net of taxes                             (26,988)         (26,987)          (30,752)
     Tax benefit on exercise of stock options                                            1,615              475             2,013
     Capital contribution from parent                                                       --           19,000            40,000
                                                                                 -------------     ------------      ------------
         Net cash (used in) provided by financing activities                        (4,962,882)       2,494,815         2,098,205
                                                                                 -------------     ------------      ------------

Net change in cash and cash equivalents                                                 22,097          190,196          (375,072)
Cash and cash equivalents at beginning of year                                         783,074          592,878           967,950
                                                                                 -------------     ------------      ------------
Cash and cash equivalents at end of year                                         $     805,171     $    783,074      $    592,878
                                                                                 =============     ============      ============

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1)  ORGANIZATION

     The Company, a wholly owned subsidiary of Golden State, is a holding company whose only significant asset is all of the common and preferred stock of the Bank. Activities for the consolidated entity are primarily carried out by the Bank and its subsidiaries.

     The Bank is a diversified financial services company that primarily serves consumers in California and, to a lesser extent, in Nevada. The Bank's principal business consists of operating retail branches that provide deposit products (for example demand, transaction and savings accounts), and sell investment products (for example mutual funds, annuities and insurance). In addition, it engages in mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale or retention, and servicing loans for itself and others. To a lesser extent, the Bank originates and/or purchases commercial real estate, commercial banking and consumer loans for investment. Revenues are derived primarily from interest earned on loans and securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions.
Expenses primarily consist of interest on customer deposit accounts and borrowings, and general and administrative expenses including compensation and benefits, occupancy and equipment, professional fees and other general and administrative expenses.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to GAAP and prevailing practices within the banking and thrift industries. The following summarizes the more significant of these policies.

     A glossary of defined terms appears on page 31.

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

     (b) Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and other short-term investment securities with original maturities of three months or less. Savings and loan associations are required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement for California Federal at December 31, 2001 was $52.3 million, which was met with vault cash of $112.2 million and cash reserves of $28.6 million. In addition, the Company held restricted cash related to escrows on loans held for sale of $63.5 million and $43.4 million at December 31, 2001 and 2000, respectively.

     (c) Securities and Mortgage-backed Securities

     The Company's investment in securities consists primarily of U.S. government and agency securities and mortgage-backed securities. The Company classifies debt and equity securities, including mortgage-backed securities, into one of three categories: held-to-maturity, available-for-sale or trading securities. Securities held to maturity represent securities which management has the positive intent and ability to hold to maturity; these are carried at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. All other securities, including equity securities with readily determinable fair values, are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholder's equity. Declines in the value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Realized gains and

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


losses  on  securities   available   for   sale   are   computed on  a  specific
identification basis and are accounted for on a trade-date basis.

     Securities available for sale include IO strips, some of which are accounted for as trading securities and reported at fair value and some of which are accounted for in accordance with EITF No. 99-20 with impairment charges recorded to income.

     Amortization   and  accretion  of  premiums  and   discounts   relating  to
mortgage-backed securities is recognized using the interest method over the estimated lives of the underlying mortgages.

     (d) Loans Held for Sale, Net

     One to four unit residential loans originated and intended for sale in the secondary market which qualify for fair value hedging under SFAS No. 133 are carried at fair market value, less the values associated with servicing. Net unrealized gains and losses are recognized as a component of income.

     One to four unit residential loans originated and intended for sale in the secondary market which do not qualify for fair value hedging under SFAS No. 133 were carried at the lower of aggregate cost or fair market value based on quoted market prices for mortgage-backed securities backed by similar loans. Net unrealized losses were recognized in a valuation allowance by charges to income.

     Loans held for sale are valued based upon quoted market prices for mortgage-backed securities backed by similar loans.

     (e) Loans Receivable, Net

     Loans receivable, net, is stated at UPBs, less the allowance for loan losses, and net of deferred loan origination fees or costs and purchase discounts or premiums.

     Interest is accrued monthly at the loan's stated rate for loans on accrual status. Discounts or premiums on 1-4 unit residential loans are accreted or amortized to income using the interest method, generally over the remaining contractual loan period. Discounts or premiums on consumer and other loans are recognized over the lives of the loans using the interest method.

     Adjustable-rate mortgages comprise a significant portion of the Company's real estate loan portfolio. The interest rate and payment terms of these mortgages adjust on a periodic basis in accordance with various published indices. The majority of these adjustable-rate mortgages have terms which limit the amount of interest rate adjustment that can occur each year and over the life of the mortgage. When such limits are applied, negative amortization occurs on certain adjustable-rate mortgages. See note 34.

     Charges to income increase the allowance for loan losses while charge-offs (net of recoveries) decrease it. Management periodically evaluates the adequacy of the allowance based on such factors as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral, and economic conditions. Management uses assumptions consistent with those that would be used by unrelated buyers and sellers. For example, in determining the estimated fair value of a loan's collateral, management would consider occupancy, rental rates, and property expenses from industry sources. Management's methodology for assessing the adequacy of the allowance includes the evaluation of the following three key elements: (a) the formula allowance, (b) specific allowances for identified problem loans and (c) the unallocated allowance. As management utilizes information currently available to make such evaluation, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic and environmental conditions, management assumptions about specific borrowers or other factors. Additionally, regulatory authorities, as an integral part of their regular examination process, review the Bank's allowance for estimated losses on a periodic basis. These authorities may require the Bank to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Loans that are contractually ninety days or more past due are placed on nonaccrual status, and the related accrued interest is charged off, or an allowance is established, based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

     (f) Securitized Loan Sales

     When the Company sells residential mortgage loans as part of a securitization transaction, it generally retains the servicing rights and one or more subordinated tranches, both of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions (credit losses, prepayment speeds and discount rates commensurate with the risks involved) applied by an independent company in its valuation analysis.

     (g) Auto One Loans

     The Company, through its subsidiary, Auto One, originates loans and also purchases loans individually and in groups. For loans purchased prior to July 1, 2001, the loans are grouped and accounted for in homogeneous pools based upon certain risk characteristics, including interest coupon rate, credit quality, and period of origination. At acquisition, the Company estimated the amount and timing of undiscounted Expected Cash Flows for each pool. For certain purchased pools of loans, the amount paid reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans in the pool. Accordingly, at acquisition, the Company recognized the excess of the Scheduled Contractual Cash Flows over the Expected Cash Flows as Nonaccretable Contractual Cash Flows. The excess of the Expected Cash Flows over the price paid - representing the Accretable Yield - is accreted into interest income over the remaining life of each pool.

     Over the life of each pool of loans purchased prior to July 1, 2001, the Company continues to estimate Expected Cash Flows. In the event a pool's actual cash flows plus the expected cash payments are less than the Expected Cash Flows estimated at the time of the purchase, the amount by which the current carrying value of the pool exceeds the present value of the expected cash flows discounted at the originally estimated internal rate of return is an impairment and requires an allocation of the allowance for loan losses established by provisions for loan losses. If the present value of a pool's expected remaining cash flows discounted at the originally estimated internal rate of return exceeds the current carrying value of the pool, the amount of the Accretable Yield is increased and the amount of the Nonaccretable Contractual Cash Flows is decreased by the amount the sum of a pool's expected remaining cash flows exceeds the sum of the remaining payments less the Nonaccretable Contractual Cash Flows. The adjusted Accretable Yield is accreted into interest income over the pool's remaining life using the interest method.

     All Auto One originated loans, and Auto One loans purchased after July 1, 2001 are recorded on a gross-coupon basis, rather than on a credit-adjusted yield basis. Accordingly, an allowance for loan losses is established for those loans when an adverse situation has occurred that will affect the borrower's ability to repay principal and interest.

     (h) Impaired Loans

     The Company considers a loan impaired when, based on current information and events, it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Any insignificant delay or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


nonaccrual loans, troubled debt restructurings and performing loans that exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. Loans collectively reviewed for impairment by the Company include all single-family loans, consumer loans, commercial banking loans under $100,000 and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the workout process.

     Impairment is measured based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral-dependent loan. The Company measures collateral-dependent impaired loans based on the fair value of the loan's collateral, less disposal costs. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

     Cash receipts on impaired loans not performing according to contractual terms are generally applied to reduce the carrying value of the loan, unless the Company believes it will recover the remaining principal balance. Impairment losses are included in the allowance for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

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

     Forward loan sale commitments and related commitment fees, which are paid to investors for the right to deliver residential loans in the future at specified yield, are marked to market through earnings and included in derivative assets and liabilities. Prior to the adoption of SFAS No. 133 on January 1, 2001, these fees were deferred. Amounts were included in the recognition of gain (loss) on sale of loans as loans were delivered to the investor in proportion to the percentage relationship of loans delivered to the total commitment amount. Any unused fees were recognized as an expense at the expiration of the commitment date, or earlier, if it was determined the commitment would not be filled.

     Other loan fees and charges,  which represent income from the prepayment of
loans,   delinquent  payment  charges,  and  miscellaneous  loan  services,  are recognized as income when collected.

     (j) Premises and Equipment, Net

     Land is carried at cost. Premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Premises, equipment and leasehold improvements are depreciated to their residual value on a straight-line basis over the lesser of the lease term or the estimated useful lives of the various classes of assets. Maintenance and repairs on premises and equipment are charged to expense in the period incurred.

     Closed facilities of the Company and its subsidiaries are carried at fair value. In the case of leased premises that are vacated by the Company, a liability is recorded representing the difference between the net present value of future lease payments plus holding costs and the net present value of anticipated sublease income, if any, for the remaining term of the lease.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

     (l) Intangible Assets

     Intangible assets, which primarily consist of the excess of cost over fair value of net assets acquired in business combinations accounted for as a purchase, are amortized on a straight-line basis over the expected period to be benefited of 15 years. The Company periodically reviews the operations of the businesses acquired to determine that income from operations continues to support the recoverability of its intangible assets and the amortization periods used. See note 2(u), "Recent Accounting Pronouncements - Goodwill and Other Intangible Assets."

     (m) Mortgage Servicing Rights

     The Company purchases MSRs separately and acquires MSRs through the sale of loans it purchases or originates. Generally, purchased MSRs are capitalized at the cost to acquire the rights and are carried at the lower of cost, net of accumulated amortization, or fair value, in accordance with SFAS No. 140 and SFAS No. 65. Originated MSRs are capitalized based on the relative fair value of the servicing right to the fair value of the loan and the servicing right and are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. In addition, the MSR carrying value is further adjusted for changes in fair value resulting from the application of hedge accounting, in accordance with SFAS No. 133. Changes in fair value are recorded in loan servicing fees.

     A portion of the cost of originating a mortgage loan is allocated to the mortgage servicing right based on its relative fair value. To determine the fair value of MSRs the Company uses market prices for comparable mortgage servicing contracts, when available, or alternatively, uses a valuation model that calculates the present value of estimated future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. See note 37 for more information on the valuation of MSRs.

     MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of the MSRs is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates.

     The Company evaluates the possible impairment of servicing rights based on the difference between the carrying amount and current fair value of the servicing rights. In determining impairment, the Company aggregates all MSRs and stratifies them into tranches based on the predominant risk characteristics of interest rate, loan type and investor type. If impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification tranche, by a charge to income. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

     The Company employs hedging techniques through the use of interest rate floors, interest rate swaptions, interest rate swaps and principal-only swaps to reduce the sensitivity of its earnings and value of its servicing rights to changing interest rates and borrower prepayments as further discussed in note
36. At the inception of the hedge and throughout the hedge period, high effectiveness of the hedge instruments is anticipated. Therefore, changes in the market value of the hedge instruments due to changes in the benchmark interest rate being hedged will substantially offset changes in the market value of MSRs due to these interest rate changes. Both the changes in the market value of the MSR and the offsetting related hedge instruments are marked to market through current income.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


If high effectiveness did not exist, the hedge instruments would be considered speculative and would be marked to market with changes in market value reflected in current income, and the MSR carrying value would not be adjusted, except for any LOCOM adjustments required in accordance with SFAS No. 140.

     Since the adoption of SFAS No. 133, the Company's derivative contracts are carried at fair market value with changes in value reflected in income. Amounts paid and received under the terms of these contracts are recognized as income and expense when paid and received.

     Prior to the adoption of SFAS No. 133 on January 1, 2001, the premium paid by the Company on the interest rate floors and swaptions was amortized over the life of the contract. Amounts received or paid under the interest rate swaps, principal only swaps, interest rate floors, interest rate swaptions or terminated hedges were included in the carrying value of MSRs and were amortized as part of the basis in MSRs.

     (n) Gains/Losses on Sales, Settlement and Transfer of Loans, Net

     Mortgage loans are generally sold with the MSRs retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated MSRs. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses, net of commitment fees paid in connection with the sale of the loans, are recognized at the time of sale in the gain or loss determination.

     Unrealized mark to market gains and losses on those loans held for sale, forward loan sale commitments and interest rate lock commitments which qualify as fair value hedges are recognized in income.

     In the normal course of business, the Company purchases loans held for investment at a discount. Proceeds received in settlement of loans in excess of the carrying value are included in gain on sale and settlement of loans, net.

     (o) Servicing Fee Income

     Servicing fee income is recorded for fees earned for servicing mortgage loans under servicing agreements with FNMA, FHLMC, GNMA and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance or a fixed amount per loan and are recorded as income when received. The amortization of and valuation provisions for MSRs and Pass-through Interest Expense are netted against servicing fee income.

     (p) Derivatives

     The Company adopted SFAS No. 133 on January 1, 2001. In connection with the adoption of this pronouncement, the Company reclassified $1.2 billion in securities from held-to-maturity to available-for-sale, which had the effect of improving the OCI component of stockholder's equity by $30.4 million. The effect on pre-tax net income from the adoption was an increase of $1.0 million. In accordance with the transition provisions of SFAS No. 133, the Company recorded a transition adjustment of $44.6 million (net of $30.8 million in taxes), (as a decrease in equity) in OCI in a manner similar to a cumulative effect of a change in accounting principle. The transition adjustment was the initial amount necessary to adjust the carrying values of certain derivative instruments (that qualified as cash flow hedges) to fair value to the extent that the related hedge transactions had not yet been recognized. In accordance with SFAS No. 133, derivative assets represent contracts with a positive fair value (where the counterparty would owe the Company money) and derivative liabilities represent contracts with a negative fair value (where the Company would owe the counterparty money).

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The Company uses interest rate derivative financial instruments (interest rate swaps, interest rate floors, interest rate swaptions and principal only swaps) primarily to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes caused by declining interest rates and to hedge against the interest rate risk inherent in floating-rate FHLB advances and reverse repos. These instruments serve to reduce the Company's exposure to movements in interest rates, both at inception and throughout the hedge period. At the inception of the hedge, the Company identifies an individual asset or liability, or an identifiable group of essentially similar assets or liabilities, that expose the Company to interest rate risk at the consolidated level.

     Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific effectiveness tests (i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments.

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

     Beginning January 1, 2001, in accordance with SFAS No. 133, hedges of FHLB advances and reverse repos are generally accounted for as cash flow hedges, with changes in fair value recorded in derivative assets or liabilities and OCI. MSR hedges are accounted for as fair value hedges, with changes in fair value recorded in derivative assets or liabilities and loan servicing fees. Rate lock commitments and hedges of forward loan sales are recorded at fair value, with changes in fair value recorded in derivative assets or liabilities and gain
(loss) on sale of loans, net. MSR hedging instruments are marked to market through earnings and included in derivative assets and liabilities. The fair market value is recorded based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date. Prior to January 1, 2001, hedge-related premiums were classified on the balance sheet with the hedged asset or liability at the time the premium was paid. These premiums were amortized to net loan servicing fee income over the life of the contract.

     Prior to January 1, 2001, interest rate swaps that hedged borrowings were accounted for under the "accrual method." Interest rate floors, swaptions, principal only swaps and interest rate swaps that hedged MSRs were accounted for under the "deferral method." Under the accrual method, the net interest payment due or owed under the instrument was recognized over the life of the contract in net interest income. Under the deferral method, realized gains or losses, or payments made or received on the derivative financial instrument, were reported as adjustments to the carrying value of the hedged asset or liability. There was no recognition under either method on the balance sheet for changes in the fair value of the derivatives.

     Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

     Prior to the Golden State Merger, for federal income tax purposes, the Company was a member of the Mafco Group, and accordingly, its federal taxable income or loss prior to the Golden State Acquisition was included in the consolidated federal income tax return filed by Mafco. The Company was also included in certain state and local income tax returns of Mafco or its subsidiaries. The Company's tax sharing agreement with Mafco provided that income taxes be based on the separate results of the Company. The agreement generally provided that the Company would pay Mafco amounts equal to the taxes that the Company would be required to pay if it were to file a return separately from the affiliated group. Furthermore, the agreement provided that the Company would be entitled to take into account any net operating loss carryovers in determining its tax liability. The agreement also provided that Mafco pay the Company amounts equal to tax refunds the Company would be entitled to if it had always filed a separate company tax return.

     In connection with the Golden State Acquisition, the tax sharing agreement with FN Holdings was assumed by GS Holdings and the Company and its subsidiaries became part of the Golden State affiliated group. Accordingly, the Company and its subsidiaries file consolidated federal income tax returns and certain state and local income tax returns for periods subsequent to September 11, 1998.

     (r) Stock Compensation Plan

     SFAS No. 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under Golden State's stock option plan established for the benefit of the Bank's employees have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost was recognized for them. Compensation expense related to restricted stock issued under Golden State's stock plan is recognized on a straight line basis over the vesting period for each tranche of the award, with a corresponding increase to additional paid-in capital. Dividends on unvested restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. The Company uses the accounting methodology prescribed in APB Opinion No. 25 and complies with the disclosure requirements of SFAS No. 123.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     (s) Off-balance Sheet Activities

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

     (t) Management's Use of Estimates

     The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (c) the reported amounts of revenues and expenses during the reported period. On an ongoing basis, the Company evaluates its estimates, including those related to investments, allowances for loan losses, loans held for sale, MSRs, intangible assets, income taxes, post-retirement benefits, contingencies and litigation. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan losses and MSRs. For more information on the assumptions used in making these estimates, refer to notes 2(e), 2(m), 16 and 36.

     (u) Recent Accounting Pronouncements

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

     The accounting, disclosure and financial statement provisions of SFAS No. 141 became effective for business combinations initiated after June 30, 2001, and has not materially impacted the Company's current financial condition or operating results.

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

     An acquired intangible asset other than goodwill would be amortized over its useful economic life and reviewed for impairment in accordance with SFAS No. 144.

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

     SFAS No. 142 is effective for the Company on January 1, 2002.

     Management has reviewed the records from the Company's various acquisitions. At December 31, 2001, the Company's $640.8 million intangible asset includes $1.0 million representing a core deposit intangible and $49.4 million representing goodwill generated pursuant to SFAS No. 72. The remaining $590.4 million of this asset balance represents goodwill that will cease to be amortized as of January 1, 2002 pursuant to SFAS No. 142. As a result of the implementation of SFAS No. 142, management expects GAAP earnings to increase by $13.9 million per quarter in 2002.

     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     In June 2001, the FASB issued SFAS No. 143, which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. SFAS No. 143 is effective January 1, 2003, with early adoption permitted. The Company plans to adopt SFAS No. 143 effective January 1, 2003 and does not expect the adoption of the statement to have a material impact on the Company's financial condition or operating results.

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


existed for the disposal of long-lived assets. SFAS No. 144 is based on the framework established in SFAS No. 121.

     The accounting, disclosure and financial statement provisions of SFAS No. 144 are effective for financial statements issued for the Company beginning January 1, 2002. The provisions of the Statement generally are to be applied prospectively.

     The implementation of SFAS No. 144 is not expected to materially impact the Company's financial condition or operating results.

(3)  ACQUISITIONS AND DIVESTITURES

     GOLDEN STATE ACQUISITION

     On September 11, 1998, pursuant to the Golden State Merger agreement, Parent Holdings and Hunter's Glen completed the Golden State Merger, accounted for under the purchase method of accounting.

     Pursuant to the Golden State Merger agreement, First Gibraltar, the parent company of Parent Holdings, and Hunter's Glen, a 20% minority shareholder of FN Holdings, received at the closing of the Golden State Acquisition, in consideration of their interests as stockholders of Parent Holdings and FN Holdings, 56,722,988 shares of Golden State Common Stock, that constituted, in the aggregate, 47.9% of the common stock outstanding, immediately after giving effect to the Golden State Acquisition. In connection with the Golden State Merger, the Hunter's Glen minority interest in FN Holdings was extinguished. Subsequent to the Golden State Merger, GSB Investments, an indirect subsidiary of Mafco Holdings Inc., became the successor to First Gibraltar under the Golden State Merger agreement and the owner of the shares of common stock previously held by First Gibraltar.

     At September 11, 1998, Glendale Federal had total assets of approximately $18.9 billion and deposits of $11.3 billion and operated 181 branches and 26 loan offices in California. Excess cost over fair value of net assets acquired in the Golden State Acquisition totalled $354.8 million. Since the date of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statements of income.

     Merger and integration costs associated with the Golden State Acquisition was $7.7 million for the year ended December 31, 1999, including severance for terminated California Federal employees, expenses for California Federal branch closures, and conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period. No such expenses were incurred during 2001 or 2000.

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

     During the year ended December 31, 2000, the Company recorded adjustments to reduce intangible assets by $2.3 million related to a tax refund for periods prior to the Golden State Acquisition and to increase intangible assets by $2.1 million to "true-up" the deferred tax asset. No adjustments were made in 2001 for the Golden State Acquisition.

     AUTO ONE ACQUISITION

     On November 16, 2001, the Bank purchased the remaining 20% interest in its subsidiary, Auto One, for $9 million, which was recorded as goodwill.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     DOWNEY ACQUISITION

     On February 29, 2000, Auto One closed the Downey Acquisition with prime auto loans of approximately $370 million. Intangible assets of $7.7 million were recorded in connection with this acquisition.

     NEVADA BRANCH PURCHASE

     On April 16, 1999, the Bank consummated the Nevada Purchase with deposits of approximately $543 million. An unidentifiable intangible asset of $50.7 million was recorded in connection with this acquisition.

     CAL FED ACQUISITION

     On January 3, 1997, pursuant to the Merger Agreement among FN Holdings, Cal Fed and Old California Federal, FN Holdings completed the Cal Fed Acquisition. At December 31, 1996, Old California Federal had total assets of approximately $14.1 billion and deposits of $8.9 billion, and operated 119 branches in California and Nevada. Excess cost over fair value of net assets acquired in the Cal Fed Acquisition totalled $397.6 million. Since the date of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statements of income.

     During 1999, the Company recorded an adjustment to reduce other liabilities and excess cost over fair value of net assets acquired by $38.2 million, related to a tax refund for periods prior to January 3, 1997. During 2000, the Company recorded adjustments to reduce other liabilities and excess cost over fair value of net assets acquired by $52.1 million as a result of a "true-up" the deferred tax asset, $21.0 million related to the reversal of state deferred taxes and $180 thousand related to receipt of a tax refund for periods prior to the Cal Fed Acquisition. During 2001, the Company recorded adjustments to increase other liabilities and excess cost over fair value of net assets acquired by $416 thousand for tax deficiencies for periods prior to the Cal Fed Acquisition.

     SERVICING SALE

     During April 1999, the Bank's wholly-owned mortgage banking subsidiary, FNMC, sold servicing rights on approximately 49,000 loans with a UPB of $2.0 billion, recognizing a pre-tax gain of $16.3 million.

     PURCHASE ACCOUNTING ADJUSTMENTS

     Premiums and discounts related to interest-earning assets acquired and interest-bearing liabilities assumed are amortized (accreted) to operations using the interest method over the estimated remaining lives of the respective assets and liabilities.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(4)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                   Year Ended December 31,
                                                                         -------------------------------------------
                                                                            2001             2000            1999
                                                                         ----------       ----------      ----------
                                                                                        (in thousands)
Cash paid (received) for:
     Interest                                                            $2,827,012       $2,881,679      $2,255,685
     Income taxes, net                                                      227,632           (9,012)         64,318

Non-cash activities:
     Reclassification of mortgage-backed securities
         from the available-for-sale portfolio to the
         held-to-maturity portfolio                                              --        1,055,611              --
     Reclassification of securities from the available-for-sale
         portfolio to the held-to-maturity portfolio                             --          445,000              --
     Principal reductions to loans due to foreclosure                        30,990           47,175         101,692
     Loans made to facilitate the sale of real estate                         1,631            5,433          10,039
     Loans exchanged for mortgage-backed securities                              --          116,517         227,099
     Reclassification of loans from loans held for sale
         to loans receivable                                                  6,542           77,913         110,313
     Reclassification of loans receivable to loans held for sale            160,999               --              --
     Reclassification of mortgage-backed securities to
         loans held for sale                                                     --            1,052              --
     Reduction of previously accrued severance
         and contract termination costs                                          --               --          18,908
     Reduction of valuation allowance of deferred tax asset                      --          211,738              --
     True-up of deferred tax asset                                               --               --          18,146
     Adjustment to initial dividend of tax benefits to
         former parent due to deconsolidation                                    --               --          66,383
     Impact of Golden State restricted common stock                           3,458            3,175             477
     Adjustment to Golden State Acquisition
         purchase price                                                          --               --         (12,380)
     Reclassification of mortgage-backed securities from the
         held-to-maturity portfolio to the available-for-sale
         portfolio upon the adoption of SFAS No. 133                      1,067,933               --              --
     Reclassification of securities from the held-to-maturity
         portfolio to the available-for-sale portfolio upon the
         adoption of SFAS No. 133                                            84,984               --              --
     Reclassification of derivative assets ($173.6 million) and derivative liabilities ($8.8 million) related to MSRs
         at fair value upon the adoption of SFAS No. 133                    164,767               --              --

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(5)  RECLASSIFICATION OF SECURITIES

     On January 1, 2001, the Company reclassified $1.1 billion and $85.0 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities held to maturity to their respective available-for-sale portfolios, as permitted upon the adoption of SFAS No. 133. The net unrealized loss related to these securities of $30.4 million, which was recorded in OCI upon their initial transfer to the held-to-maturity portfolio in April 2000, was reclassified from accumulated other comprehensive loss, and the securities were subsequently marked to market in accordance with SFAS No. 115.

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

(6)  SECURITIES AVAILABLE FOR SALE

     Securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                            December 31, 2001
                                                   -------------------------------------------------------------------
                                                                                                  Net
                                                   Amortized     Unrealized    Unrealized     Unrealized     Carrying
                                                     Cost          Gains         Losses          Gain          Value
                                                     ----          -----         ------          ----          -----
  Marketable equity securities                     $    640        $  248        $  --          $ 248        $    888
  U.S. government and agency obligations             29,190           180           --            180          29,370
  Municipal securities                               85,377           678         (259)           419          85,796
                                                   --------        ------        -----          -----        --------
           Total                                   $115,207        $1,106        $(259)           847        $116,054
                                                   ========        ======        =====                       ========
  Estimated tax effect                                                                           (346)
                                                                                                -----
       Net unrealized holding gain in
           stockholder's equity                                                                 $ 501
                                                                                                =====

                                                                            December 31, 2000
                                                   -------------------------------------------------------------------
                                                                                                  Net
                                                   Amortized     Unrealized    Unrealized     Unrealized     Carrying
                                                     Cost          Gains         Losses          Gain          Value
                                                     ----          -----         ------          ----          -----
  Marketable equity securities                     $    640         $325        $    --        $   325       $    965
  U.S. government and agency obligations            638,488           36         (2,419)        (2,383)       636,105
                                                   --------         ----        -------        -------       --------
           Total                                   $639,128         $361        $(2,419)        (2,058)      $637,070
                                                   ========         ====        =======                      ========
  Estimated tax effect                                                                             841
                                                                                               -------
       Net unrealized holding loss in
           stockholder's equity                                                                $(1,217)
                                                                                               =======

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                                                            December 31, 1999
                                                   -------------------------------------------------------------------
                                                                                                  Net
                                                   Amortized     Unrealized    Unrealized     Unrealized     Carrying
                                                     Cost          Gains         Losses       Gain (Loss)      Value
                                                     ----          -----         ------       -----------      -----
  Marketable equity securities                     $      336       $811        $     --       $    811     $    1,147
  U.S. government and agency obligations            1,143,665         47         (69,125)       (69,078)     1,074,587
                                                   ----------       ----        --------       --------     ----------
           Total                                   $1,144,001       $858        $(69,125)       (68,267)    $1,075,734
                                                   ----------       ----        --------                    ----------
  Estimated tax effect                                                                           28,774
                                                                                               --------
      Net unrealized holding loss in
           stockholder's equity                                                                $(39,493)
                                                                                               ========

     The weighted average stated interest rates on securities available for sale were 3.55%, 6.21% and 6.24% at December 31, 2001, 2000 and 1999, respectively.

     The following represents a summary of the amortized cost, estimated fair value (carrying value) and weighted average yield of securities available for sale with related maturities (dollars in thousands):

                                                                               December 31, 2001
                                                                 ---------------------------------------------
                                                                                   Estimated          Weighted
                                                                 Amortized           Fair              Average
                                                                   Cost              Value              Yield
                                                                   ----              -----              -----
       Marketable equity securities                              $    640           $    888            5.13%
       U.S. government and agency obligations:
            Maturing within 1 year                                 23,095             23,098            1.81
            Maturing after 1 year but within 5 years                6,095              6,272            4.76
       Municipal securities:
            Maturing after 5 years but within 10 years             19,828             19,869            4.79
            Maturing after 10 years                                65,549             65,927            5.12
                                                                 --------           --------
               Total                                             $115,207           $116,054            4.38%
                                                                 ========           ========

     At December 31, 2001, U.S. government and agency obligations available for sale of $26.9 million were pledged as collateral for various obligations, none of which were pledged to creditors with the right to sell or repledge. See note 34.

(7)  SECURITIES HELD TO MATURITY

     Securities held to maturity consisted of the following (in thousands):

                                                                        December 31, 2001
                                              ----------------------------------------------------------------------
                                                                                               Net
                                              Amortized      Unrealized     Unrealized     Unrealized      Estimated
                                                 Cost           Gains         Losses       Gain (Loss)    Fair Value
                                                 ----           -----         ------       -----------    ----------
Commercial paper                               $30,602           $--            $--            $--          $30,602
                                               =======           ===            ===            ===          =======

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                                                            December 31, 2000
                                                   ------------------------------------------------------------------
                                                                                                  Net       Estimated
                                                   Amortized     Unrealized    Unrealized     Unrealized      Fair
                                                     Cost          Gains         Losses       Gain (Loss)     Value
                                                     ----          -----         ------       -----------     -----
Municipal securities                               $511,532        $6,153       $ (3,085)      $  3,068      $514,600
Commercial paper                                     75,971            --             --             --        75,971
                                                   --------        ------       --------       --------      --------
         Total                                     $587,503        $6,153       $ (3,085)      $  3,068      $590,571
                                                   ========        ======       ========       ========      ========
Securities included above transferred
     from available-for-sale                       $497,894        $   --       $(52,894)      $(52,894)     $445,000
                                                   ========        ======       ========                     ========
Estimated tax effect                                                                             21,607
Amortization of unrealized holding loss                                                           2,289
                                                                                               --------
     Net unrealized holding loss in
         stockholder's equity                                                                  $(28,998)
                                                                                               ========

                                                                            December 31, 1999
                                                   ------------------------------------------------------------------
                                                                                                  Net       Estimated
                                                   Amortized     Unrealized    Unrealized     Unrealized       Fair
                                                     Cost          Gains         Losses       Gain (Loss)      Value
                                                     ----          -----         ------       -----------      -----
Municipal securities                               $ 84,727        $415         $(5,323)       $ (4,908)     $ 79,819
Commercial paper                                    100,630          --              --              --       100,630
                                                   --------        ----         -------        --------      --------
         Total                                     $185,357        $415         $(5,323)       $ (4,908)     $180,449
                                                   ========        ====         =======        ========      ========

     The weighted average stated interest rates on securities held to maturity were 2.37%, 5.95% and 4.89% at December 2001, 2000 and 1999, respectively. The entire balance of securities held to maturity at December 31, 2001, which had a weighted average yield of 2.37%, matures within one year.

     At December 31, 2001, commercial paper investments of $30.3 million were held in reserve with third-party trustees to guarantee credit enhancements on loans transferred as part of securitization transactions by the Bank. See note 34.

(8)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The following table provides details on MBS sales (in thousands):

                                                             Year Ended December 31,
                                                 -----------------------------------------------
                                                   2001                2000                1999
                                                 --------           ----------           -------
     Proceeds from sales                         $788,564           $1,367,666          $193,732
     Carrying value                               771,230            1,385,802           193,732
                                                 --------           ----------          --------
         Net gain (loss) on sales (a)            $ 17,334           $  (18,136)         $     --
                                                 ========           ==========          ========

     ___________
     (a) Net gain (loss) on sales represents gross gains in 2001 and gross gains of $19.6 million and gross losses of $1.5 million in 2000.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Mortgage-backed securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                             December 31, 2001
                                                   --------------------------------------------------------------------
                                                                                                  Net
                                                    Amortized     Unrealized    Unrealized     Unrealized     Carrying
                                                      Cost          Gains         Losses       Gain (Loss)      Value
                                                      ----          -----         ------       -----------      -----
GNMA                                               $  388,888      $  3,991      $  (249)       $  3,742     $  392,630
FNMA                                                1,052,686        10,905       (2,254)          8,651      1,061,337
FHLMC                                                 418,820         4,730         (518)          4,212        423,032
Other mortgage-backed securities                      200,130           205       (2,110)         (1,905)       198,225
Collateralized mortgage obligations                 4,884,717        85,833       (4,062)         81,771      4,966,488
Other - trading securities (IO strips)                 16,191            --           --              --         16,191
                                                   ----------      --------      -------        --------     ----------
       Total                                       $6,961,432      $105,664      $(9,193)         96,471     $7,057,903
                                                   ==========      ========      =======                     ==========
Estimated tax effect                                                                             (39,409)
                                                                                                --------
    Net unrealized holding gain in
       stockholders' equity                                                                     $ 57,062
                                                                                                ========

                                                                             December 31, 2000
                                                   --------------------------------------------------------------------
                                                                                                  Net
                                                    Amortized     Unrealized    Unrealized     Unrealized     Carrying
                                                      Cost          Gains         Losses       Gain (Loss)      Value
                                                      ----          -----         ------       -----------      -----
GNMA                                               $  385,906      $   152       $ (4,050)      $ (3,898)     $  382,008
FNMA                                                1,327,352        3,429         (7,648)        (4,219)      1,323,133
FHLMC                                                 534,498        2,395           (467)         1,928         536,426
Other mortgage-backed securities                      338,405        1,156         (2,053)          (897)        337,508
Collateralized mortgage obligations                 7,330,167       11,679        (54,098)       (42,419)      7,287,748
                                                   ----------      -------       --------       --------      ----------
       Total                                       $9,916,328      $18,811       $(68,316)       (49,505)     $9,866,823
                                                   ==========      =======       ========                     ==========
Estimated tax effect                                                                              20,223
                                                                                                --------
    Net unrealized holding loss in
       stockholders' equity                                                                     $(29,282)
                                                                                                ========

                                                                             December 31, 1999
                                                   --------------------------------------------------------------------
                                                                                                  Net
                                                    Amortized     Unrealized    Unrealized     Unrealized     Carrying
                                                      Cost          Gains         Losses       Gain (Loss)      Value
                                                      ----          -----         ------       -----------      -----
GNMA                                               $   645,299     $   402      $ (12,897)     $ (12,495)   $   632,804
FNMA                                                 2,554,242       5,087        (56,767)       (51,680)     2,502,562
FHLMC                                                  910,543       4,958         (8,553)        (3,595)       906,948
Other mortgage-backed securities                       499,117       6,845        (10,018)        (3,173)       495,944
Collateralized mortgage obligations                  9,562,817       1,778       (338,288)      (336,510)     9,226,307
                                                   -----------     -------      ---------      ---------    -----------
       Total                                       $14,172,018     $19,070      $(426,523)      (407,453)   $13,764,565
                                                   ===========     =======      =========                   ===========
Estimated tax effect                                                                             171,741
                                                                                               ---------
    Net unrealized holding loss in
       stockholder's equity                                                                    $(235,712)
                                                                                               =========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The following represents a summary of the amortized cost, estimated fair value (carrying value), weighted average yield and weighted average life of mortgage-backed securities available for sale (dollars in thousands):

                                                                       December 31, 2001
                                               -----------------------------------------------------------------
                                                                  Estimated          Weighted           Weighted
                                               Amortized            Fair             Average            Average
                                                  Cost              Value             Yield               Life
                                                  ----              -----             -----               ----
                                                                                                       (in years)
  GNMA                                         $  388,888        $  392,630            6.81%              22.8
  FNMA                                          1,052,686         1,061,337            6.26               21.7
  FHLMC                                           418,820           423,032            6.75               20.5
  Other mortgage-backed securities                200,130           198,225            6.64               20.0
  Collateralized mortgage obligations           4,884,717         4,966,488            6.36               23.8
  Other - trading securities (IO strips)           16,191            16,191           13.62               28.8
                                               ----------        ----------
         Total                                 $6,961,432        $7,057,903            6.42%              23.2
                                               ==========        ==========

     The weighted average stated interest rates on mortgage-backed securities available for sale were 6.46%, 6.89% and 6.62% at December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, 2000 and 1999, mortgage-backed securities available for sale included securities totalling $0.4 billion, $0.7 billion and $0.9 billion, respectively, which resulted from the securitization of certain qualifying mortgage loans from the Bank's, Old California Federal's, Glendale Federal's and San Francisco Federal's loan portfolios.

     At December 31, 2001, 2000 and 1999, mortgage-backed securities available for sale included $1.8 billion, $3.0 billion and $4.3 billion, respectively, of variable-rate securities.

     At December 31, 2001, mortgage-backed securities available for sale of $3.9 billion were pledged as collateral for FHLB advances and securities sold under agreements to repurchase, $1.6 billion of which were pledged to creditors who have the right to sell or repledge the collateral. See notes 18, 19 and 34. Further, at December 31, 2001, mortgage-backed securities available for sale with a carrying value of $776.8 million were pledged for various other obligations and include $127.0 million in securities pledged to FNMA associated with the sales of certain securitized multi-family loans as further discussed in note 34.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(9)  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                                                             December 31, 2001
                                                   --------------------------------------------------------------------
                                                                                                  Net
                                                    Amortized     Unrealized    Unrealized     Unrealized    Estimated
                                                      Cost          Gains         Losses       Gain(Loss)    Fair Value
                                                      ----          -----         ------       ----------    ----------
FHLMC                                              $   86,504      $ 3,188         $--           $ 3,188     $   89,692
FNMA                                                1,297,948       22,862          --            22,862      1,320,810
Other mortgage-backed securities                          661           --          (6)               (6)           655
                                                   ----------      -------         ---           -------     ----------
         Total                                     $1,385,113      $26,050         $(6)          $26,044     $1,411,157
                                                   ==========      =======         ===           =======     ==========

                                                                             December 31, 2000
                                                   --------------------------------------------------------------------
                                                                                                  Net
                                                    Amortized     Unrealized    Unrealized     Unrealized    Estimated
                                                      Cost          Gains         Losses       Gain(Loss)    Fair Value
                                                      ----          -----         ------       ----------    ----------
GNMA                                               $  237,437      $ 6,309       $ (1,204)      $  5,105     $  242,542
FHLMC                                                 234,969        7,785             (2)         7,783        242,752
FNMA                                                2,413,331       60,771           (589)        60,182      2,473,513
Other mortgage-backed securities                          875           --             (5)            (5)           870
                                                   ----------      -------       --------       --------     ----------
         Total                                     $2,886,612      $74,865       $ (1,800)      $ 73,065     $2,959,677
                                                   ==========      =======       ========       ========     ==========
Securities included above transferred
     from available-for-sale                       $1,110,920      $   628       $(55,937)      $(55,309)    $1,055,611
                                                   ==========      =======       ========                    ==========
Estimated tax effect                                                                              22,594
Amortization of unrealized holding loss                                                            2,341
                                                                                                --------
    Net unrealized holding loss in
         stockholder's equity                                                                   $(30,374)
                                                                                                ========

                                                                             December 31, 1999
                                                   --------------------------------------------------------------------
                                                                                                  Net
                                                    Amortized     Unrealized    Unrealized     Unrealized    Estimated
                                                      Cost          Gains         Losses       Gain(Loss)    Fair Value
                                                      ----          -----         ------       ----------    ----------
FHLMC                                              $  161,129      $ 3,801       $     --       $  3,801     $  164,930
FNMA                                                1,987,428       16,687        (20,170)        (3,483)     1,983,945
Other mortgage-backed securities                        1,139           --             --             --          1,139
                                                   ----------      -------       --------       --------     ----------
         Total                                     $2,149,696      $20,488       $(20,170)      $    318     $2,150,014
                                                   ==========      =======       ========       ========     ==========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The following represents a summary of the amortized cost (carrying value), estimated fair value, weighted average yield and weighted average life of mortgage-backed securities held to maturity (dollars in thousands):

                                                                       December 31, 2001
                                              ------------------------------------------------------------------
                                                                  Estimated          Weighted           Weighted
                                               Amortized            Fair             Average            Average
                                                  Cost              Value             Yield               Life
                                                  ----              -----             -----               ----
                                                                                                       (in years)
FHLMC                                         $   86,504          $   89,692           7.24%              19.7
FNMA                                           1,297,948           1,320,810           6.46               15.3
Other mortgage-backed securities                     661                 655          12.61               13.8
                                              ----------          ----------
         Total                                $1,385,113          $1,411,157           6.51%              15.5
                                              ==========          ==========

     The weighted average stated interest rates on mortgage-backed securities held to maturity were 6.46%, 7.45% and 6.92% at December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, 2000 and 1999, mortgage-backed securities held to maturity included securities with carrying values totalling $1.4 billion, $1.8 billion and $2.1 billion, respectively, which resulted from the securitization with FNMA and FHLMC of certain qualifying mortgage loans from the Bank's, Old California Federal's, Glendale Federal's and San Francisco Federal's loan portfolio with full recourse to the Bank.

     At December 31, 2001, 2000 and 1999, mortgage-backed securities held to maturity included $1.3 billion, $1.8 billion and $2.1 billion, respectively, of variable-rate securities.

     At December 31, 2001, mortgage-backed securities held to maturity of $0.9 billion were pledged as collateral for various obligations, $0.8 billion of which were pledged to creditors who have the right to sell or repledge the collateral. See notes 18, 19 and 34. Further, at December 31, 2001, mortgage-backed securities held to maturity with a carrying value of $146.8 million were pledged for various other obligations. See note 34.

(10) LOANS RECEIVABLE, NET

     Loans receivable, net, included the following (in thousands):

                                                                                          December 31,
                                                                                ---------------------------------
                                                                                   2001                  2000
                                                                                -----------           -----------
       Real estate loans:
          1-4 unit residential                                                  $29,546,035           $30,828,368
          Multi-family residential                                                4,130,287             3,569,228
          Commercial real estate                                                  2,354,919             2,487,093
          Land                                                                       14,055                22,384
          Construction                                                                2,495                 7,416
                                                                                -----------           -----------
             Total real estate loans                                             36,047,791            36,914,489
                                                                                -----------           -----------
       Equity-line                                                                  639,297               538,524
       Other consumer loans                                                         283,434               302,559
       Auto loans, net (a)                                                        1,917,591             1,567,257
       Commercial loans                                                             693,114               557,796
                                                                                -----------           -----------
             Total consumer and other loans                                       3,533,436             2,966,136
                                                                                -----------           -----------
             Total loans receivable                                              39,581,227            39,880,625
       Deferred loan fees, costs, discounts and premiums, net                       243,120               229,962
       Allowance for loan losses                                                   (497,298)             (526,308)
       Purchase accounting adjustments, net                                           8,574                 8,535
                                                                                -----------           -----------
             Total loans receivable, net                                        $39,335,623           $39,592,814
                                                                                ===========           ===========

       ______________
       (a) $766.0 million and $632.4 million of this portfolio represents prime product as of December 31, 2001 and 2000, respectively. The prime product is 40% of the total portfolio balance at each date.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     At December 31, 2001, $27.1 billion in residential loans, $3.6 billion in multi-family loans and $1.6 billion in commercial real estate loans were pledged as collateral for FHLB advances as discussed in notes 19 and 34.

     As a result of the Golden State and Cal Fed Acquisitions, the Bank assumed obligations for certain loans sold with recourse. The outstanding balances of loans sold with recourse at December 31, 2001 totalled $2.0 billion. No loans were sold with recourse during the years ended December 31, 2001, 2000 and 1999. The Bank evaluates the credit risk of loans sold with recourse and, if necessary, records a liability (included in other liabilities) for estimated losses related to these potential obligations. At December 31, 2001, such liability totalled $23.7 million.

     Auto loans purchased at a discount related to credit quality are included in the balance sheet amount of loans receivable as follows (in thousands):

                                                                                        December 31,
                                                                               ------------------------------
                                                                                  2001               2000
                                                                               -----------        -----------
       Auto loans:  contractual payments receivable                            $1,885,168         $2,124,182
       Accretable Yield                                                          (136,515)          (232,635)
       Nonaccretable Contractual Cash Flows                                      (336,073)          (334,878)
                                                                               ----------         ----------
       Loans purchased at a discount relating to credit quality, net           $1,412,580         $1,556,669
                                                                               ==========         ==========

     Nonaccretable Contractual Cash Flows represents contractual principal and interest cash flows that the Company determined, at acquisition, it was probable the Company would be unable to collect. The decrease in Accretable Yield in 2001 is primarily due to fewer loan additions using the accretable yield methodology, offset in part by higher payments and payoffs.

                                                                                   Nonaccretable
                                                             Accretable             Contractual
                                                                Yield                Cash Flows
                                                                -----                ----------
                                                                        (in thousands)
      Balance at December 31, 1998                           $ (88,145)             $(121,334)
          Addition - purchases                                (114,640)              (163,816)
          Accretion                                             80,432                     --
          Allocation from allowance for loan losses                 --                 (7,339)
          Eliminations                                          (1,591)                89,488
                                                             ---------              ---------
      Balance at December 31, 1999                            (123,944)              (203,001)
          Addition - purchases                                (266,800)              (267,155)
          Accretion                                            145,942                     --
          Reclassification                                      18,565                (18,565)
          Charge-offs                                           (6,398)                    --
          Eliminations                                              --                153,843
                                                             ---------              ---------
      Balance at December 31, 2000                            (232,635)              (334,878)
          Addition - purchases                                (125,394)              (154,346)
          Accretion                                            202,861                     --
          Reclassification                                      30,472                (30,472)
          Charge-offs                                          (11,819)                    --
          Eliminations                                              --                183,623
                                                             ---------              ---------
      Balance at December 31, 2001                           $(136,515)             $(336,073)
                                                             =========              =========

     During the year ended December 31, 2001 and 2000, the Company incurred losses totalling $11.8 million and $6.4 million, respectively, on loans purchased at a discount as a result of pool impairment. These losses are reflected as charge-offs. During the fourth quarter of 1999, the Company incurred losses of $7.3 million on loans purchased at a discount by increasing the allocated allowance for loan losses relative to such loans. No loss allowance was acquired from predecessor institutions in connection with the Downey Acquisition. No loss accruals were reversed in 2001, 2000 or 1999.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The following table presents loans which have been placed on nonaccrual status as of the dates indicated (in thousands):

                                                                               December 31,
                                                                    ----------------------------
                Nonaccrual loans:                                     2001                2000
                                                                      ----                ----
                    Real estate loans:
                       1-4 unit residential                         $ 75,078            $ 88,650
                       Multi-family residential                          491               3,253
                       Commercial and other                            3,786               1,509
                       Land                                               --                  84
                       Construction                                       --                  68
                                                                    --------            --------
                          Total real estate                           79,355              93,564
                    Non-real estate:
                       Auto One                                       10,878               5,721
                       Commercial banking                              9,759              14,986
                       Consumer                                          600                 768
                                                                    --------            --------
                          Total non-real estate                       21,237              21,475
                                                                    --------            --------
                                Total nonaccrual loans              $100,592            $115,039
                                                                    ========            ========

     For loans on nonaccrual status, the following table summarizes the interest income recognized ("Recognized") and total interest income that would have been recognized had the borrowers performed under the original terms of the loans ("Contractual") (in thousands):

                                                           Year Ended December 31,
                          ------------------------------------------------------------------------------------------
                                    2001                            2000                             1999
                          -------------------------      --------------------------      ---------------------------
                          Recognized    Contractual      Recognized     Contractual      Recognized      Contractual
                          ----------    -----------      ----------     -----------      ----------      -----------
Nonaccrual loans            $6,177        $9,968           $4,743         $7,385           $6,410          $10,864

     Activity in the allowance for loan losses is summarized as follows (in thousands):

                                                                                 December 31,
                                                                ---------------------------------------------
                                                                  2001               2000              1999
                                                                  ----               ----              ----
      Balance - beginning of year                               $526,308           $554,893          $588,533
      Provision for loan losses                                       --                 --            10,000
      Charge-offs                                                (32,002)           (33,477)          (40,312)
      Recoveries                                                   3,122              4,892             4,681
      Reclassifications (a)                                         (130)                --              (670)
      Allocation to Nonaccretable Contractual
          Cash Flows of purchased auto loan portfolio                 --                 --            (7,339)
                                                                --------           --------          --------
      Balance - end of year                                     $497,298           $526,308          $554,893
                                                                ========           ========          ========

      ___________
      (a) The reclassification of $130 thousand for the year ended December 31, 2001 relates to loans transferred to the held-for-sale portfolio. The reclassification of $670 thousand for the year ended December 31, 1999 represents an adjustment resulting from the acquisition of loans from GSAC.

     At December 31, 2001, $29.0 billion, or 80.3%, of the Company's real estate loan portfolio was collateralized by properties located in California. The financial condition of the Company is affected by interest rates and real estate market conditions, both of which are volatile. Any downturn in the economy could reduce real estate values. An increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay their obligations. Accordingly, if interest rates rise or real estate market values decline, particularly in California, the Company may find it difficult to maintain its asset quality and may require additional allowances for loss above the amounts currently estimated by management.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(11) SECURITIZED LOAN SALES

     In years prior to 2000, the Company entered into certain securitization transactions, which resulted in the recording of residual interests on the Company's books. The Company has securitized interests in residential real estate loans. When the Company securitized assets, it retained interest-only strips, subordinated tranches and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized assets. Gains upon sale of the assets depend, in part, on the Company's allocation of the previous carrying amount of the assets to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the assets sold and interests retained.

     At December 31, 2001, key economic assumptions and sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

                                                                                       Residential Adjustable-Rate
                                                                                              Mortgage Loans
                                                                                       ---------------------------
       Fair value of retained interests (a)                                                      $146,782
       Weighted average life (in years)                                                              4.01

       Prepayment speed assumption (annual rate)                                                    17.63%
          Impact on fair value of 10% adverse change                                             $    (46)
          Impact on fair value of 20% adverse change                                             $    (91)

       Expected credit losses (annual rate)                                                         (0.25)%
          Impact on fair value of 10% adverse change                                             $    (37)
          Impact on fair value of 20% adverse change                                             $    (74)

       Bond equivalent effective yield discount rate (semi-annual compounding)                       4.75%
          Impact on fair value of 10% adverse change                                             $   (734)
          Impact on fair value of 20% adverse change                                             $ (1,469)

       ___________
       (a) Excludes cash reserve accounts of $11.2 million.

     The following table presents quantitative information about delinquencies and net credit losses for securitized financial assets managed by the Company (in thousands):

                                                            Principal Amount of
                                       Total Principal       Loans 60 Days or                 Net Credit
                                      Amount of Loans       More Past Due (a)                 Losses (b)
                                     -----------------      ------------------     -----------------------------------
                                                    December 31,                   During the Year Ended December 31,
                                     -----------------------------------------     -----------------------------------
                                       2001       2000        2001       2000           2001              2000
                                       ----       ----        ----       ----           ----              ----
Carrying value of residential
    adjustable-rate mortgage loans
    managed or securitized (c):
    Loans held by the Company        $148,236   $223,632     $  953    $ 7,643           --                --
      in portfolio
    Loans held by others but
      serviced by the Company          13,179     80,734         84      2,759
                                     --------   --------     ------    -------
      Total                          $161,415   $304,366     $1,037    $10,402           --                --
                                     ========   ========     ======    =======

                                                                                                          (Continued)

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


____________
(a)  Loans 60 days or more past due are based on end-of-period total loans.

(b)  Net credit losses are charge-offs and are based on total loans outstanding.

(c) Owned and securitized loans are mortgage loans in which the transferor retains a subordinate interest or retains any risk of loss.

(12) IMPAIRED LOANS

     At December 31, 2001 and 2000, loans that are considered to be impaired totalled $59.1 million and $97.2 million, respectively (of which $14.1 million and $19.5 million, respectively, were on nonaccrual status). The average recorded investment in impaired loans during the years ended December 31, 2001, 2000 and 1999 was approximately $60.5 million, $91.3 million and $139.3 million, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company recognized interest income on those impaired loans of $4.6 million, $8.3 million and $9.5 million, respectively, which included $0.5 million, $1.6 million and $2.7 million of interest income recognized using the cash basis method of income recognition.

     Generally, allowances for loan losses relative to impaired loans have not been allocated from the general allowance because the carrying value of such loans, net of purchase accounting adjustments, exceeds the loans' related collateral values less estimated selling costs.

(13) INVESTMENT IN FHLB

     The Company carries FHLB stock at cost. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own FHLB capital stock in an amount equal to the greater of (a) 1% of the Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (b) .3% of total assets, or
(c) 5% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement at December 31, 2001, 2000 and 1999. At December 31, 2001, the Bank pledged FHLB stock as collateral for FHLB advances as further discussed in note 19.

(14) PREMISES AND EQUIPMENT, NET

     The following table summarizes premises and equipment, net (dollars in thousands):

                                                                                                     Estimated
                                                                    December 31,               Depreciable Lives at
                                                            ----------------------------
                                                               2001              2000            December 31, 2001
                                                            ----------        ----------       --------------------
       Land                                                 $  45,689          $  46,155                --
       Buildings and leasehold improvements                   163,709            157,482               1-39
       Furniture and equipment                                237,002            205,986               1-7
       Construction in progress                                10,261             12,169                --
                                                            ---------          ---------
                                                              456,661            421,792
       Accumulated depreciation and amortization             (180,250)          (130,893)
                                                            ---------          ---------
           Total premises and equipment, net                $ 276,411          $ 290,899
                                                            =========          =========

     Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2001, 2000 and 1999 totalled $53.4 million, $51.1 million and $37.5 million, respectively.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The Company rents certain premises and equipment under long-term, noncancellable operating leases expiring at various dates through the year 2034. Such rental expenses are included in occupancy and equipment expense and totalled $39.8 million, $38.6 million and $41.1 million, for the years ended December 31, 2001, 2000 and 1999, respectively. Rental income from sublease agreements for the years ended December 31, 2001, 2000 and 1999 totalled $4.9 million, $5.1 million and $5.6 million, respectively. At December 31, 2001, the projected minimum rental commitments, net of sublease agreements, under terms of the leases were as follows (in thousands):

                                                   Cash               Effect on
                                                Commitment           Net Income
                                                ----------           ----------
       Year Ending
       -----------

       2002                                      $ 48,036             $ 28,413
       2003                                        45,665               27,011
       2004                                        41,282               24,418
       2005                                        36,096               21,351
       2006                                        25,058               14,822
       Thereafter                                  54,299               32,118
                                                 --------             --------
          Total                                  $250,436             $148,133
                                                 ========             ========

     On October 4, 2001, the Bank sold a property complex consisting of a retail branch and a lending facility totalling approximately 17,088 square feet, resulting in a gain of $2.0 million. As part of the sale agreement, the Bank agreed to lease back 6,363 square feet, under two separate lease agreements. Approximately $0.9 million of the gain was deferred and is being recognized over the life of the respective leases. The lease covering the lending facility is a month-to-month lease. The lease covering the branch office is non-cancelable with a termination date of October, 2008. It is the Bank's intent to occupy these facilities until lease termination.

     At December 31, 2001, the projected minimum rental commitments under the terms of the leases were as follows (in thousands):

                              Lending Facility       Branch           Total
                              ---------------        ------           -----
        Year Ending
        -----------
        2002                       $17               $  150           $  167
        2003                        --                  150              150
        2004                        --                  150              150
        2005                        --                  150              150
        2006                        --                  150              150
        Thereafter                  --                  264              264
                                   ---               ------           ------
                Total              $17               $1,014           $1,031
                                   ===               ======           ======

     On November 15, 1999, the Bank sold a complex consisting of a retail branch, a parking lot and administrative offices totalling approximately 139,608 square feet, resulting in a gain of $5.3 million. As part of the sale agreement, the Bank agreed to lease back 16,253 square feet under two separate lease agreements. Approximately $1.8 million of the gain was deferred and will be recognized over the life of the respective leases. The lease covering the branch and parking lot is cancelable with six months' notice with a final termination date of November, 2009. The lease covering the administrative offices is non-cancelable with a termination date of November, 2004. It is the Bank's intent to occupy these facilities until lease termination.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     At December 31, 2001, the projected minimum rental commitments under the terms of the leases were as follows (in thousands):

                                                      Branch and         Administrative
                                                     Parking Lot             Offices                Total
                                                     -----------             -------                -----
       Year Ending
       -----------
       2002                                              $116                  $205                $  321
       2003                                               116                   205                   321
       2004                                               116                   188                   304
       2005                                               116                    --                   116
       2006                                               116                    --                   116
       Thereafter                                         337                    --                   337
                                                         ----                  ----                ------
             Total                                       $917                  $598                $1,515
                                                         ====                  ====                ======

(15) ACCRUED INTEREST RECEIVABLE

     The following table summarizes accrued interest receivable (in thousands):

                                                                               December 31,
                                                                        --------------------------
                                                                          2001             2000
                                                                        --------         ---------
       Cash and cash equivalents and securities                         $ 26,990          $ 54,637
       Mortgage-backed securities                                         21,185            38,858
       Loans receivable and loans held for sale                          240,133           270,919
                                                                        --------          --------
          Total accrued interest receivable                             $288,308          $364,414
                                                                        --------          --------

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(16) MORTGAGE SERVICING RIGHTs

     The following table summarizes activity for MSRs and the MSR hedges for the years ended December 31, 2001, 2000 and 1999 (in thousands). Prior to the adoption of SFAS No. 133 on January 1, 2001, the MSR hedges were included in MSRs on the balance sheet. Since the adoption of SFAS No. 133, MSR hedges are a component of derivative assets and derivative liabilities on the balance sheet.

                                                                                               MSR
                                                                             MSR              Hedge           Total
                                                                          ----------        ---------       ----------
  Balance at December 31, 1998                                            $  855,727        $  87,854       $  943,581
         Additions - purchases                                               334,842               --          334,842
         Originated servicing                                                193,855               --          193,855
         Sales                                                               (18,604)              --          (18,604)
         Swaption sales                                                       28,727          (58,553)         (29,826)
         Interest rate floor sales                                            21,208          (38,242)         (17,034)
         Premiums paid                                                            --           67,698           67,698
         Payments made to counterparties, net                                 10,191               --           10,191
         Amortization                                                       (193,710)         (18,600)        (212,310)
                                                                          ----------         --------       ----------
  Balance at December 31, 1999                                             1,232,236           40,157        1,272,393
         Additions - purchases                                               344,262               --          344,262
         Originated servicing                                                126,648               --          126,648
         Sales                                                                  (440)              --             (440)
         Swaption sales                                                      (20,088)         (30,417)         (50,505)
         Interest rate floor sales                                           (25,675)         (24,934)         (50,609)
         Interest rate floor receipts                                           (224)              --             (224)
         Premiums paid                                                            --          127,199          127,199
         Payments received from counterparties, net                           (5,369)              --           (5,369)
         Amortization                                                       (187,040)         (16,992)        (204,032)
                                                                          ----------         --------       ----------
  Balance at December 31, 2000                                             1,464,310           95,013        1,559,323
         SFAS No. 133 transition adjustment                                  (69,754)              --          (69,754)
         Additions - purchases                                               308,003               --          308,003
         Originated servicing                                                369,514               --          369,514
         Swaption sales                                                           --         (488,143)        (488,143)
         Interest rate floor sales                                                --         (151,715)        (151,715)
         Interest rate floor receipts                                           (121)          (5,074)          (5,195)
         Interest rate swap sales                                                 --           17,228           17,228
         Interest rate swap payments                                              --           18,688           18,688
         Premiums paid                                                            --          713,576          713,576
         PO swap sale/matured                                                     --             (135)            (135)
         Payments received from counterparties, net                               --           (6,195)          (6,195)
         SFAS No. 133 current year fair value adjustments                     66,416           83,287          149,703
         Provision for loss in fair value                                   (153,345)              --         (153,345)
         Amortization                                                       (361,076)              --         (361,076)
                                                                          ----------         --------       ----------
  Balance at December 31, 2001                                            $1,623,947         $276,530       $1,900,477
                                                                          ==========         ========       ==========

     Aggregate 1-4 unit residential loan participations, whole loans and mortgage pass-through securities serviced for other investors (not including the Bank) by FNMC totalled $85.2 billion, $84.1 billion and $72.9 billion, at December 31, 2001, 2000 and 1999, respectively. In addition, FNMC had $13.8 billion, $11.1 billion and $10.4 billion of master servicing at December 31, 2001, 2000 and 1999, respectively.

     The Company's loans serviced for others, secured by properties located in California, Texas, and Florida was 45%, 7% and 6%, respectively, at December 31, 2001 and 46%, 7% and 6%, respectively, at December 31, 2000.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     MSR fair value totalled $1.6 billion and $1.5 billion at December 31, 2001 and 2000, respectively. See discussion of valuation assumptions at note 37.

     A recent decline in long-term interest rates has resulted in the acceleration of mortgage loan prepayments. Higher levels of prepayments accelerate amortization of MSRs and result in a reduction in the market value of MSRs and servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in the benchmark interest rate. The Company does not hedge certain components of its portfolio, notably ARMs and loans with prepayment penalties. In addition, the Company hedges only certain components of risk, which have not generally included the mortgage rate spread to other market interest rates.

     MSRs are amortized over the period of estimated net servicing income. SFAS No. 140 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current estimated fair value. At December 31, 2000, no allowance for impairment of the MSRs was necessary. During the year ended December 31, 2001, the Company recorded pre-tax valuation provisions on its MSRs of $153.3 million. The provision for 2001 is due in large part to the significant decline in interest rates during 2001. On an aggregate basis, at December 31, 2001, the estimated fair value of the MSRs was $15.3 million higher than book value (net of a valuation allowance of $153.3 million). To the extent there is recovery of fair values of the impaired tranches in future quarters, the valuation allowance will be reduced.

     The Company owned several derivative instruments at December 31, 2001, which were used to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. These derivative instruments included interest rate swap agreements, Constant Maturity Swap interest rate floor contracts, swaptions and principal only swaps. MSR derivatives at December 31, 2001 are comprised of the following (dollars in thousands):

                                   Notional                                                          Fair Value at
          Derivative                Amount             Contract Provisions          Maturity       December 31, 2001
          ----------                ------             -------------------          --------     --------------------
                                                                                                 Assets   Liabilities
                                                                                                 ------   -----------
Interest rate swap agreements    $ 2,462,000   Weighted average pay rate of 1.9%   2010 - 2011  $ 42,102   $(34,541)
                                               Receive rates between 4.8% and 6.2%

Interest rate floor  contracts     3,054,000   Strike rates between 6.0% and 6.7%     2006        78,917         --
(a)

Swaption contracts (b)             4,111,000   Strike rates between 5.5% and 6.9%  2002 - 2004   183,641         --

Principal only swap agreements       378,928   Index tied to LIBOR from a PO strip 2002 - 2029     7,487     (1,076)
                                 -----------                                                    --------   --------
                                 $10,005,928                                                    $312,147   $(35,617)
                                 ===========                                                    ========   ========

____________
(a) Premiums paid to counterparties in exchange for the right to receive cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR derivative asset on the balance sheet.

(b) Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR derivative asset on the balance sheet.

     The estimated market value of interest rate floor contracts, interest rate swaps, principal only swaps and swaptions designated as hedges against MSRs at December 31, 2000 were $52.8 million, $5.1 million, $1.2 million and $105.6 million, respectively. Beginning January 1, 2001, the derivative instruments are carried at fair value in accordance with SFAS No. 133. See note 36 for further discussion.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The following summarizes servicing advances and other receivables (included in other assets) related to 1-4 unit residential loan servicing, net of valuation allowances of $16.3 million and $16.1 million in 2001 and 2000, respectively, (in thousands):

                                                           December 31,
                                                    ---------------------------
                                                      2001               2000
                                                      ----               ----
      Servicing advances                            $108,682           $106,120
      Checks in process of collection                  1,215                745
      Other                                            5,501              6,287
                                                    --------           --------
                                                    $115,398           $113,152
                                                    ========           ========

(17) DEPOSITS

     A summary of the carrying value of deposits follows (dollars in thousands):

                                                                                December 31,
                                                                     ---------------------------------
                                                                        2001                  2000
                                                                        ----                  ----
       Transaction Accounts:
            Non-interest checking                                    $ 2,013,163           $ 1,749,359
            Interest-bearing checking                                  2,139,674             2,063,185
                                                                     -----------           -----------
               Subtotal checking                                       4,152,837             3,812,544

            Money market                                               4,614,223             2,948,853
            Passbook savings                                           3,055,766             3,086,852
                                                                     -----------           -----------
               Total transaction accounts                             11,822,826             9,848,249

       Certificates of deposit                                        10,618,260            12,241,809
                                                                     -----------           -----------
               Subtotal retail deposits                               22,441,086            22,090,058

       Custodial accounts                                              2,512,684               825,438
       Accrued interest payable                                           46,184                80,225
       Purchase accounting                                                   328                 1,009
                                                                     -----------           -----------
               Total retail deposits                                  25,000,282            22,996,730

       Brokered Deposits:
           Certificates of deposit                                        60,692               369,581
           Money market                                                   84,993                84,155
           Accrued interest payable                                          723                11,653
           Purchase accounting                                               137                   253
                                                                     -----------           -----------
               Total brokered deposits                                   146,545               465,642
                                                                     -----------           -----------
               Total deposits                                        $25,146,827           $23,462,372
                                                                     ===========           ===========

       Checking deposits as a % of retail deposits
           (including custodials)                                           26.7%                 20.2%
       Transaction accounts as a % of retail deposits
           (including custodials)                                           57.5%                 46.6%
       Checking deposits as a % of retail deposits
           (excluding custodials)                                           18.5%                 17.3%
       Transaction accounts as a % of retail deposits
           (excluding custodials)                                           52.7%                 44.6%

     The aggregate amount of jumbo certificates of deposit (term deposits) with a minimum denomination of $100,000 was approximately $2.8 billion and $3.3 billion at December 31, 2001 and 2000, respectively.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Total deposits include Golden State deposits of $12.7 million and $32.6 million at December 31, 2001 and 2000, respectively.

     The  following   summarizes   interest  expense  by  deposit  category  (in
thousands):

                                                                        December 31,
                                                        --------------------------------------------
                                                          2001               2000           1999
                                                        --------           --------       --------
      Passbook savings                                  $ 76,702           $116,321       $124,618
      Interest-bearing demand deposits                     9,903             13,914         17,772
      Money market deposit accounts                      129,796            120,683        124,368
      Term accounts                                      615,137            677,489        621,528
                                                        --------           --------       --------
        Total                                           $831,538           $928,407       $888,286
                                                        ========           ========       ========

     At December 31, 2001, term accounts were scheduled to mature as follows (in thousands):

      Year Ending
      -----------
      2002                                            $ 9,141,546
      2003                                              1,029,717
      2004                                                139,747
      2005                                                191,974
      2006                                                174,959
      Thereafter                                            1,009
                                                      -----------
          Total                                       $10,678,952
                                                      ===========

(18) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The following summarizes securities sold under agreements to repurchase (dollars in thousands):

                                                                          December 31, 2001
                                                  ------------------------------------------------------------------
                                                      Underlying Collateral                 Repurchase Liability
                                                  -----------------------------             --------------------
                                                   Recorded            Market                           Interest
                                                   Value (a)           Value                  Amount      Rate
                                                   ---------           -----                  ------      ----
      Maturing in 30 to 90 days                   $  251,830         $  250,619             $  200,000    4.16%
      Maturing after 90 days to 1 year               221,859            220,736                200,000    3.10
      Maturing over 1 year                         1,925,644          1,914,635              1,950,000    3.11
                                                  ----------         ----------             ----------
          Total (b)                                2,399,333          2,385,990              2,350,000    3.20%
      Accrued interest payable                            --                 --                 13,945
                                                  ----------         ----------             ----------
                                                  $2,399,333         $2,385,990             $2,363,945
                                                  ==========         ==========             ==========

                                                                          December 31, 2000
                                                  ------------------------------------------------------------------
                                                      Underlying Collateral                 Repurchase Liability
                                                  -----------------------------             --------------------
                                                   Recorded            Market                           Interest
                                                   Value (a)           Value                  Amount      Rate
                                                   ---------           -----                  ------      ----
      Maturing within 30 days                     $  980,736         $  981,379             $  888,748    6.61%
      Maturing in 30 to 90 days                      477,528            481,113                423,597    6.63
      Maturing after 90 days to 1 year             1,315,377          1,317,242              1,284,115    6.74
      Maturing over 1 year                         1,931,155          1,943,241              1,850,000    7.28
                                                  ----------         ----------             ----------
          Total (b)                                4,704,796          4,722,975              4,446,460    6.93%
      Accrued interest payable                            --                 --                 64,849
                                                  ----------         ----------             ----------
                                                  $4,704,796         $4,722,975             $4,511,309
                                                  ==========         ==========             ==========

                                                                                                           (Continued)

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


____________
(a) Recorded value includes accrued interest at December 31, 2001 and 2000. In addition, the recorded values at December 31, 2001 and 2000 include adjustments for the unrealized gain or loss on mortgage-backed securities available for sale.

(b) Total mortgage-backed securities collateral at December 31, 2001 and 2000 includes $0.8 billion and $1.7 billion, respectively, in outstanding balances of loans securitized with full recourse to the Bank. The market value of such collateral was $0.8 billion and $1.7 billion at December 31, 2001 and 2000, respectively.

     At December 31, 2001 and 2000, these agreements had weighted average stated interest rates of 3.20% and 6.93%, respectively. Third party securities dealers hold the underlying securities. These dealers may have loaned the securities to other parties in the normal course of their operations, but all agreements require the dealers to resell to California Federal the identical securities at the maturities of the agreements. The average daily balance of securities sold under agreements to repurchase was $3.6 billion, $5.4 billion and $5.1 billion during 2001, 2000 and 1999, respectively; the weighted average rate was 5.41%, 6.45% and 5.18% during 2001, 2000 and 1999, respectively; and the maximum amount outstanding at any month-end during these periods was $4.7 billion, $8.5 billion and $6.2 billion, respectively.

     At December 31, 2001, securities sold under agreements to repurchase were collateralized with $1.6 billion of mortgage-backed securities available for sale and $0.8 billion of mortgage-backed securities held to maturity.

(19) BORROWINGS

     Borrowings are summarized as follows (dollars in thousands):

                                                                               December 31,
                                                       ---------------------------------------------------------
                                                                 2001                             2000
                                                       ------------------------         ------------------------
                                                        Carrying        Average          Carrying        Average
                                                          Value           Rate            Value           Rate
                                                          -----           ----            -----           ----
      Fixed-rate borrowings from FHLB                  $17,487,045        5.13%         $21,337,878        6.08%
      Variable-rate borrowings from FHLB                 4,836,000        2.23            5,090,000        6.71
      10% Subordinated Debentures due 2006                  92,100       10.00               92,100       10.00
      FN Holdings 10 5/8% Senior Subordinated
         Notes due 2003                                        250       10.63                  250       10.63
      6 1/2% Convertible Subordinated
         Debentures due 2001                                    --          --                  160        6.50
      10% Subordinated Debentures due 2003                      --          --                4,299       10.00
      Floating Rate Notes due 2003                         250,000        3.23              250,000        7.76
      6 3/4% Senior Notes due 2001                              --          --              350,000        6.75
      7% Senior Notes due 2003                             600,000        7.00              600,000        7.00
      7 1/8% Senior Notes due 2005                         800,000        7.13              800,000        7.13
      Federal funds purchased                              225,000        1.63                   --          --
      Other borrowings                                          55        9.22                  406        7.57
                                                       -----------                      -----------
              Total borrowings                          24,290,450        4.63           28,525,093        6.28
      Discount on borrowings                                (5,580)                          (8,564)
      Purchase accounting adjustments, net                   2,524                            7,420
                                                       -----------                      -----------
              Subtotal                                  24,287,394        4.63%          28,523,949        6.28%
      Accrued interest payable                             157,147                          276,608
                                                       -----------                      -----------
                                                       $24,444,541                      $28,800,557
                                                       ===========                      ===========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The following summarizes maturities and weighted average stated interest rates on borrowings at December 31, 2001, not including discounts, accrued interest payable or purchase accounting adjustments (dollars in thousands):

                                                                                                    Weighted
                                                           Balances Maturing                      Average Rates
       Maturities during the Years                  ---------------------------              ------------------------
           Ending December 31,                        FHLB              Other                FHLB               Other
           -------------------                        ----              -----                ----               -----
         2002                                       $10,231,000        $225,018              4.20%               1.63%
         2003                                         7,990,000         850,000              4.73                5.89
         2004                                         3,450,000              --              5.24                  --
         2005                                           651,625         800,250              2.58                7.13
         2006                                                --          92,100                --               10.00
         Thereafter                                         420              37              7.74                9.54
                                                    -----------      ----------
             Total                                  $22,323,045      $1,967,405              4.50%               6.10%
                                                    ===========      ==========

     The following summarizes interest expense on borrowings for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                                Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       2001              2000              1999
                                                                       ----              ----              ----
      FHLB advances                                                 $1,366,607        $1,521,806       $1,165,010
      Interest rate swap agreements                                     67,279             7,188            5,940
      10% Subordinated Debentures due 2006                               9,210             9,210            9,210
      11.20% Senior Notes due 2004                                          --                --              651
      FN Holdings 10 5/8% Senior Subordinated Notes
           due 2003                                                         27                27               26
      6 1/2% Convertible Subordinated Debentures due 2001                    1                32              172
      10% Subordinated Debentures due 2003                                 333               430              430
      Floating Rate Notes due 2003                                      13,455            18,942           15,931
      6 3/4% Senior Notes due 2001                                      13,781            23,625           23,625
      7% Senior Notes due 2003                                          42,000            42,000           42,000
      7 1/8% Senior Notes due 2005                                      57,000            57,000           57,000
      Federal funds purchased                                           11,661             4,747            2,750
      Other borrowings                                                       8                28               25
      Discount accretion                                                 1,042             1,092            1,031
      Purchase accounting adjustments                                   (4,896)           (8,629)         (11,172)
                                                                    ----------        ----------       ----------
           Total                                                    $1,577,508        $1,677,498       $1,312,629
                                                                    ==========        ==========       ==========

     The following summarizes the carrying value of assets pledged as collateral for FHLB advances (in thousands):

                                                               December 31, 2001
                                                               -----------------
      Loans receivable                                            $32,332,761
      Mortgage-backed securities available for sale                 2,338,317
      FHLB stock                                                    1,446,607
                                                                  -----------
           Total                                                  $36,117,685
                                                                  ===========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     FHLB ADVANCES

     During 2000, the FHLB called and the Bank prepaid $400 million in FHLB advances, resulting in extraordinary gains of $3.0 million, net of income taxes of $2.1 million, on the early extinguishment of such borrowings.

     10% SUBORDINATED DEBENTURES DUE 2006

     As part of the FN Acquisition, California Federal assumed $92.1 million principal amount of the 10% Subordinated Debentures Due 2006.

     Events of default under the Old FNB Indenture include,  among other things:
(a) a 30-day default in the payment of interest, (b) a default in principal payment when due, (c) the failure to comply with covenants in the Old FNB Indenture, provided that the Bank does not cure the default within 60 days of receipt of notice by the trustee or holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006, (d) certain events of bankruptcy, insolvency or reorganization of the Bank, (e) the FSLIC (or a comparable entity) is appointed to act as conservator, liquidator, receiver or other legal custodian for the Bank and (f) a default under other indebtedness of the Bank in excess of $10 million resulting in such indebtedness becoming due and payable, and such default or acceleration has not been rescinded or annulled within 60 days of receipt of notice of such failure by the trustee to the Bank or by holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006 to the Bank and the trustee.

     11.20% SENIOR NOTES DUE 2004

     As part of the SFFed Acquisition, California Federal assumed $50 million principal amount of the 11.20% Senior Notes. On December 20, 1999, the Bank repurchased all of the remaining $6.0 million outstanding principal amount of the 11.20% Senior Notes at a price of 113.9% of the principal amount, plus the accrued interest thereon. The Bank recorded an extraordinary loss, net of tax, of $0.2 million in connection with this repurchase.

     FN HOLDINGS 10 5/8% SENIOR SUBORDINATED NOTES DUE 2003

     In connection with the Cal Fed Acquisition, GS Holdings acquired the net proceeds from the issuance of $575 million principal amount of the FN Holdings 10 5/8% Notes and assumed FN Escrow's obligations under the FN Holdings 10 5/8% Notes and indenture. At December 31, 2001, $0.3 million of the FN Holdings 10 5/8% Notes remained outstanding.

     GS Holdings had the right to redeem the FN Holdings 10 5/8% Notes at its option, in whole or in part, during the twelve-month period beginning January 1, 2002 at a price of 102.656% plus accrued and unpaid interest to the date of redemption, and thereafter at 100% plus accrued and unpaid interest to the date of redemption. The $0.3 million of remaining FN Holdings 10 5/8% Notes were redeemed in January, 2002.

     As a result of the Cal Fed Acquisition, the Bank was obligated with respect to the following two outstanding securities of Old California Federal.

     6 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2001

     In 1986, Cal Fed Inc., Old California Federal's former parent company, issued $125 million of the 6 1/2% Convertible Subordinated Debentures. As a result of a corporate restructuring in December 1992, Cal Fed Inc. was merged with and into XCF, a subsidiary of Old California Federal. The 6 1/2% Convertible Subordinated Debentures were redeemable at the option of the holders on February 20, 2000, at 123% of their principal amount. Due to the purchase of all of the Cal Fed Stock by FN Holdings in the Cal Fed Acquisition on January 3, 1997, the common stock conversion feature has been eliminated. During the first quarter of 2000, the Bank repurchased $2.5 million outstanding principal amount of the 6 1/2% Convertible Subordinated Debentures, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand on the early extinguishment debt. The remaining balance of $160 thousand was paid in full during the first quarter of 2001.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     10% SUBORDINATED DEBENTURES DUE 2003

     On December 16, 1992, Old California Federal issued $13.6 million of the 10% Subordinated Debentures. The remaining balance of $4.3 million was paid in full during the fourth quarter of 2001.

     FLOATING RATE NOTES DUE 2003

     On August 6, 1998, GS Escrow, an affiliate of GS Holdings, issued $250 million principal amount of the Floating Rate Notes Due 2003. The notes will mature on August 1, 2003 with interest payable quarterly on February 1, May 1, August 1 and November 1. Interest on the Floating Rate Notes is equal to three-month LIBOR plus 100 basis points per annum, except that the initial rate was 6 3/4%, based on six-month LIBOR until the first interest payment date on February 1, 1999. At December 31, 2001, the interest rate on the Floating Rate Notes Due 2003 was 3.23%. Deferred costs associated with the issuance of the Floating Rate Notes totalling $3.1 million were recorded in other assets and are being amortized over the term of the Floating Rate Notes.

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

     FIXED RATE NOTES

     On August 6, 1998, GS Escrow, an affiliate of GS Holdings, issued $350 million principal amount of the 2001 Notes, $600 million principal amount of the 2003 Notes and $800 million principal amount of the 2005 Notes. The Fixed Rate Notes will mature on August 1 of the respective year with interest payable semiannually on February 1 and August 1. The 2001 Notes matured and were paid in full on August 1, 2001. Deferred costs associated with the issuance of the Fixed Rate Notes totalling $3.5 million, $12.5 million and $19.5 million for the 2001 Notes, the 2003 Notes and the 2005 Notes, respectively, were recorded in other assets and are being amortized over the terms of the notes using the interest method.

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(20) ACCRUED TERMINATION AND FACILITIES COSTS

     In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (a) branch consolidations due to duplicate facilities; (b) employee severance and termination benefits due to a planned reduction in force; and (c) expenses incurred under contractual obligations to terminate services provided by outside service providers (principally relating to DP systems expenses). The merger and integration plan relative to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income. The table below summarizes the activity in the liability for the costs related to such plan (in thousands):

                                                                   Severance and
                                                 Branch             Termination             Contract
                                             Consolidations           Benefits           Terminations       Total
                                             --------------        --------------      ----------------   --------
Balance at December 31, 1998                    $ 29,870              $ 33,480             $ 11,815       $ 75,165
       Additional liabilities recorded             9,401                    71                   --          9,472
       Charges to liability account              (15,220)               (4,140)              (9,523)       (28,883)
       Reversal of accrual                            --               (16,641)              (2,267)       (18,908)
                                                --------              --------             --------       --------
Balance at December 31, 1999                      24,051                12,770                   25         36,846
       Additional liabilities recorded             2,504                    --                   --          2,504
       Charges to liability account              (10,511)                 (241)                 (25)       (10,777)
                                                --------              --------             --------       --------
Balance at December 31, 2000                      16,044                12,529                   --         28,573
       Charges to liability account               (1,836)                   --                   --         (1,836)
       Reversal of accrual                            --                   (29)                  --            (29)
                                                --------              --------             --------       --------
Balance at December 31, 2001                    $ 14,208              $ 12,500             $     --       $ 26,708
                                                ========              ========             ========       ========

     The Bank had identified certain of its retail banking facilities to be closed and marketed for sale, with the related operations consolidated into other retail banking facilities acquired in the Golden State Acquisition. Accordingly, the liabilities established represent the estimated present value of occupancy expenses, offset by estimates of sub-lease income over the applicable remaining lease terms. The first group of branches was closed in November 1998. The final closure was in June 2000. The balance relating to accrued costs for branch consolidations remaining at December 31, 2001 represents remaining lease obligations, net of sub-lease income.

     In connection with the Golden State Acquisition, management identified approximately 1,100 full-time equivalent positions to be eliminated. During 1999, this estimate was increased to 1,141. These positions spanned all areas and business units of the Bank. As of December 31, 2000, all positions had been eliminated. The balance relating to accrued severance and termination benefits remaining at December 31, 2001 primarily represents a liability for annuity benefits contractually payable to former senior officers of Golden State.

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The table below provides detail of the initial liability recorded in 1998, additional liabilities recorded and subsequent reversals of the excess liability (see note 3) (in thousands):

                                                           Merger Costs          Expenses
                                                           Included in         Recognized in
                                                          Allocation of         Net Income
                                                         Purchase Price          (Pre-tax)            Total
                                                         --------------        -------------         --------
      Branch Consolidation                                  $ 22,304              $ 7,566            $ 29,870
      Severance and termination benefits                      42,211                6,092              48,303
      Contract termination                                    14,455                   --              14,455
                                                            --------              -------            --------
          Total liability initially established in 1998       78,970               13,658              92,628
      Additional liability recorded in 1999                      500                8,972               9,472
      Excess liability reversed in 1999                      (16,641)              (2,267)            (18,908)
                                                            --------              -------            --------
      Balance at December 31, 1999                            62,829               20,363              83,192
      Additional liability recorded in 2000                       --                2,504               2,504
                                                            --------              -------            --------
      Balance at December 31, 2000                            62,829               22,867              85,696
      Excess liability reversed in 2001                          (29)                  --                 (29)
                                                            --------              -------            --------
          Net liability recorded from
              Golden State Acquisition                      $ 62,800              $22,867            $ 85,667
                                                            ========              =======            ========

(21) SEGMENT REPORTING

     The Company has two reportable segments, the community bank and the mortgage bank. The community bank operates retail deposit branches in California and Nevada. The community bank provides retail consumer and small businesses with: (a) deposit products (including demand, transaction and savings accounts),
(b) investment  products  (including mutual funds,  annuities and insurance) and
(c) lending products (such as consumer and commercial loans). Further, the community bank segment invests in residential real estate loans purchased from FNMC and from others, and also invests in mortgage-backed and other securities. The mortgage banking segment, conducted by FNMC, operates loan production facilities throughout the United States and originates or purchases fixed-rate 1-4 unit residential loans for sale and services loans for itself and others. The mortgage banking segment also originates adjustable-rate loans for the community bank segment.

     The accounting  policies of the segments are the same as those described in note 2. The Company evaluates performance based on net interest income after provision for loan losses, noninterest income, and noninterest expense. The total of these three items is the reportable segment's net (pre-tax) contribution.

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

                                                                    Community           Mortgage
                                                                     Banking            Banking            Total
                                                                     -------            -------            -----
                                                                                     (in thousands)
  Net interest income after provision for loan losses: (a)
          2001                                                      $1,378,192          $112,788        $ 1,490,980
          2000                                                       1,250,631             7,585          1,258,216
          1999                                                       1,237,624            47,814          1,285,438

  Noninterest income: (b)
          2001                                                         347,621            51,160            398,781
          2000                                                         247,957           242,034            489,991
          1999                                                         229,001           220,509            449,510

  Noninterest expense: (c)
          2001                                                         805,860           158,126            963,986
          2000                                                         752,696           150,372            903,068
          1999                                                         718,668           177,907            896,575

  Pre-tax contribution:
          2001                                                         919,953             5,822            925,775
          2000                                                         745,892            99,247            845,139
          1999                                                         747,957            90,416            838,373

  Segment assets:  (d)
          2001                                                      56,317,391         5,876,410 (e)     62,193,801
          2000                                                      60,149,476         3,498,106 (e)     63,647,582
          1999                                                      56,806,653         3,459,880 (e)     60,266,533

  ------------------
  (a) Includes $129.4 million, $110.4 million and $109.6 million for 2001, 2000 and 1999, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $237.0 million, $253.2 million and $235.6 million for 2001, 2000 and 1999, respectively, in interest income and expense on intercompany loans.

  (b) Includes $41.4 million, $46.4 million and $46.6 million for 2001, 2000 and 1999, respectively, in intercompany servicing fees.

  (c)  Includes  $4.6  million  for  2001,  2000  and  1999,   respectively,  in
       intercompany noninterest expense.

  (d) Includes $5.6 billion, $3.1 billion and $3.2 billion for 2001, 2000 and 1999, respectively, in intercompany borrowings and $57.7 million, $43.6 million and $30.2 million for 2001, 2000 and 1999, respectively, in intercompany deposits maintained with the Bank.

  (e) Includes $1.9 billion, $1.6 billion and $1.3 billion for 2001, 2000 and 1999, respectively, in MSRs and the related hedge.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The following reconciles the above table to the amounts shown on the consolidated financial statements as of and for the years ended December 31, (in thousands):

                                                                  2001               2000              1999
                                                               -----------       -----------       -----------
      Net interest income after provision for loan losses:
      Total net interest income for reportable segments        $ 1,490,980       $ 1,258,216       $ 1,285,438
      Elimination of intersegment net interest income             (129,368)         (110,424)         (109,599)
                                                               -----------       -----------       -----------
         Total                                                 $ 1,361,612       $ 1,147,792       $ 1,175,839
                                                               ===========       ===========       ===========

      Noninterest income:
      Total noninterest income for reportable segments         $   398,781       $   489,991       $   449,510
      Elimination of intersegment servicing fees                   (41,378)          (46,396)          (46,631)
                                                               -----------       -----------       -----------
         Total                                                 $   357,403       $   443,595       $   402,879
                                                               ===========       ===========       ===========

      Noninterest expense:
      Total noninterest expense for reportable segments        $   963,986       $   903,068       $   896,575
      Elimination of intersegment expense                           (4,640)           (4,640)           (4,640)
                                                               -----------       -----------       -----------
         Total                                                 $   959,346       $   898,428       $   891,935
                                                               ===========       ===========       ===========

      Pre-tax contribution:
      Total contributions for reportable segments              $   925,775       $   845,139       $   838,373
      Elimination of intersegment contributions                   (166,106)         (152,180)         (151,590)
                                                               -----------       -----------       -----------
         Total                                                 $   759,669       $   692,959       $   686,783
                                                               ===========       ===========       ===========

      Total assets:
      Total assets for reportable segments                     $62,193,801       $63,647,582       $60,266,533
      Elimination of intersegment borrowings                    (5,617,314)       (3,089,139)       (3,195,180)
      Elimination of intersegment deposits                         (57,669)          (43,632)          (30,222)
                                                               -----------       -----------       -----------
         Total                                                 $56,518,818       $60,514,811       $57,041,131
                                                               ===========       ===========       ===========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(22) COMPREHENSIVE INCOME

     Comprehensive income includes certain revenue, expenses, gains, and losses, such as unrealized gains and losses on available-for-sale securities, which are required to be reported as a separate component of the equity section of the balance sheet rather than in net income.

     The tax effect associated with unrealized gain (loss) on securities for the years ended December 31, 2001, 2000 and 1999 is summarized as follows (in thousands):

                                                                           Before-tax      Tax benefit      Net-of-tax
                                                                             amount         (expense)         amount
                                                                             ------         ---------         ------
  2001
  ----
  Unrealized gain on securities:
     Unrealized holding gain arising during the period                     $ 227,219        $ (92,819)       $ 134,400
     Less: reclassification adjustment for gain in net income                (26,950)          11,009          (15,941)
  Amortization of market adjustment for securities transferred
     from available-for-sale to held-to-maturity                              49,025          (20,027)          28,998
  Transition adjustment upon adoption of SFAS No. 133                        (75,481)          30,834          (44,647)
  Change in fair value of derivatives used for cash flow hedges             (126,343)          51,611          (74,732)
                                                                           ---------        ---------        ---------
          OCI                                                              $  47,470        $ (19,392)       $  28,078
                                                                           =========        =========        =========

  2000
  ----
  Unrealized gain on securities:
     Unrealized holding gain arising during the period                     $ 299,311        $(128,490)       $ 170,821
     Less: reclassification adjustments for losses in net income              16,866           (6,890)           9,976
  Amortization of market adjustment for securities transferred
     from available-for-sale to held-to-maturity                               7,826           (3,196)           4,630
                                                                           ---------        ---------        ---------
          OCI                                                              $ 324,003        $(138,576)       $ 185,427
                                                                           =========        =========        =========

  1999
  ----
  Unrealized loss on securities:
     Unrealized holding loss arising during the period                     $(487,673)       $ 205,432        $(282,241)
     Less: reclassification adjustments for gains in net income               (1,283)             541             (742)
                                                                           ---------        ---------        ---------
          Other comprehensive loss                                         $(488,956)       $ 205,973        $(282,983)
                                                                           =========        =========        =========

(23) MINORITY INTEREST

     REIT PREFERRED STOCK

     In November 1996, the Bank formed Preferred Capital Corp. for the purpose of acquiring, holding and managing real estate mortgage assets. Preferred Capital Corp. is a Maryland corporation and qualifies as a REIT for federal income tax purposes. All of Preferred Capital Corp.'s common stock is owned by the Bank. FNMC services Preferred Capital Corp.'s mortgage assets pursuant to a subservicing agreement.

     On January 31, 1997, Preferred Capital Corp. publicly issued $500 million of its REIT Preferred Stock, which is reflected in the Company's consolidated balance sheet as minority interest. Preferred Capital Corp. used the proceeds from such offering to acquire mortgage assets from the Bank. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. The annual cash dividends on the 20,000,000 shares of REIT Preferred Stock, assuming such dividends are declared by the Board of Directors of Preferred Capital Corp., are expected to approximate $45.6 million per year. As long as Preferred Capital Corp. qualifies as a REIT, a distribution on the REIT Preferred Stock will be a dividends-paid deduction by Preferred Capital Corp. for tax purposes. Dividends paid on the REIT Preferred Stock during 2001, 2000 and 1999 were $27.0 million, $27.0 million and $26.4 million, respectively, net of the income tax benefit.

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

     Except in the event of a change of control or upon certain tax events, the REIT Preferred Stock is not redeemable prior to January 31, 2002. The REIT Preferred Stock is redeemable solely at the option of Preferred Capital Corp. or its successor or any acquiring or resulting entity with respect to Preferred Capital Corp. (including by any parent or subsidiary of Preferred Capital Corp., any such successor or any such acquiring or resulting entity), as applicable, at any time on and after January 31, 2002 in whole or in part, at $26.14 per share on or after January 31, 2002 and prior to January 31, 2003, and at prices decreasing pro-rata annually thereafter to the stated liquidation value of $25 per share on or after January 31, 2007, plus declared and unpaid dividends, if any, without interest. Upon change of control, the REIT Preferred Stock is redeemable on or prior to January 31, 2002 at the option of Preferred Capital Corp. or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of Preferred Capital Corp., any such successor or any such acquiring or resulting entity), as applicable, in whole, but not in part, at a price per share equal to: (a) $25, plus (b) an amount equal to declared and unpaid dividends, if any, to the date fixed for redemption; without interest and without duplication, an additional amount equal to the amount of dividends that would be payable on the REIT Preferred Stock in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be declared), plus (c) a specified make whole premium.

     Each share of REIT Preferred Stock will be exchanged automatically for one newly issued share of the 9 1/8% Preferred Stock if the appropriate federal regulatory agency directs in writing such exchange because (a) the Bank becomes "undercapitalized" under prompt corrective action regulations, (b) the Bank is placed into conservatorship or receivership or (c) the appropriate federal regulatory agency, in its sole discretion, anticipates the Bank becoming "undercapitalized" in the near term. If issued, the 9 1/8% Preferred Stock will rank on a parity with the Bank Preferred Stock.

     AUTO ONE COMMON STOCK

     In connection with the GSAC Acquisition, Auto One issued 250 shares of its common stock, par value $1.00 per share, representing a 20% interest in Auto One. During 2001, the Bank purchased the remaining 20% interest in Auto One for $9 million, which was recorded as goodwill.

     11 1/2% BANK PREFERRED STOCK

     During the year ended December 31, 1999, all of the remaining 318,341 outstanding shares of 11 1/2% Bank Preferred Stock were redeemed by the Company at $105.75 per share, for a total redemption price of $33.7 million. This transaction reduced minority interest by $31.8 million on the Company's consolidated balance sheet and resulted in a charge of $1.8 million to minority interest expense.

     Dividends are payable quarterly at an annual rate of 11.50% per share when declared by the Bank's Board of Directors. Dividends paid on the 11 1/2% Bank Preferred Stock for each year ended December 31, 2001, 2000 and 1999 totalled $34.6 million, of which $1.8 million was included in minority interest expense in 1999.

       10 5/8% Bank Preferred Stock

     During the year ended December 31, 1999, all of the remaining 607,299 outstanding shares of 10 5/8% Bank Preferred Stock were redeemed by the Company at $105.313 per share, for a total redemption price of $63.9 million. This transaction reduced minority interest by $60.7 million on the Company's consolidated balance sheet and resulted in a charge of $3.2 million to minority interest expense.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Cash dividends on the 10 5/8% Bank Preferred Stock are noncumulative and are payable at an annual rate of 10 5/8% per share if, when, and as declared by the Board of Directors of the Bank. Dividends paid on the 10 5/8% Bank Preferred Stock for each year ended December 31, 2001, 2000 and 1999 totalled $18.3 million.

     PRE-MERGER TAX BENEFITS

     During 1999, minority interest expense of $79.0 million was recorded based upon changes to estimated pre-merger tax benefits retained by GSB Investments and Hunter's Glen. This amount was fully offset by income tax benefits to GS Holdings in the same periods. See note 27.

(24) STOCKHOLERR'S EQUITY

     COMMON STOCK

     The Company issued 1,000 shares of its common stock with par value of $1.00 per share. The common stock of the Company is owned 100% by its parent, Golden State.

     Dividends and distributions on the Company's common stock in 2001, 2000 and 1999 totalled $135.0 million, $96.0 million and $225.5 million, respectively. During 1999, the Company recorded a $66.4 million adjustment to the initial dividend of tax benefits to parent related to the Company's deconsolidation from its tax reporting group. See "Retained Earnings."

     ADDITIONAL PAID-IN CAPITAL

     During 2001, the Company did not receive any capital contributions from its parent. During 2000 and 1999, the Company received capital contributions from its parent of $19.0 million and $40.0 million, respectively. In addition, the Company recorded an adjustment during 1999 to the purchase price in the Golden State Acquisition of $12.4 million. See note 3.

     RETAINED EARNINGS

     During 2001, 2000 and 1999, the Company paid dividends to its parent of $135.0 million, $96.0 million and $225.5 million, respectively.

     During 1999, the Company recorded a $66.4 million increase in retained earnings representing an adjustment to reduce the initial dividend of tax benefits to its parent upon the Company's deconsolidation from its tax reporting group on September 11, 1998. See note 27.

     PAYMENT OF IVIDENDSs

     The terms of the GS Escrow Notes indenture generally will permit the Company to make distributions of up to 75% of the Consolidated Net Income of GS Holdings since July 1, 1998 if after giving effect to such distribution, (a) the Bank is "well capitalized" under applicable OTS regulations and (b) the Consolidated Common Stockholder's Equity of the Bank is at least equal to the Minimum Common Equity Amount. The Federal thrift laws and regulations of the OTS limit the Bank's ability to pay dividends on its preferred or common stock. The Bank generally may not pay dividends without the consent of the OTS if, after the payment of the dividends, it would not be deemed "adequately capitalized" under the prompt corrective action standards of the Federal Deposit Insurance Corporation Improvement Act of 1991.

     As of December 31, 2001, the Bank could pay dividends of $501.2 million without the consent of the OTS and it could pay dividends of $896.6 million and still be "well-capitalized." As of December 31, 2001, the Company could pay dividends, in addition to those already paid, of $666.3 million without violating the most restrictive terms of the GS Escrow Notes indenture.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(25) REGULATORY CAPITAL OF THE BANK

     The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to insure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and leverage capital to adjusted total assets, and of Tier 1 and total risk-based capital to risk-weighted assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2001 and 2000, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the institution's category.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are presented in the following table (dollars in thousands):

                                                                       To be Adequately
                                                Actual                    Capitalized               To be Well Capitalized
                                       -------------------------     ----------------------       --------------------------
                                                      As a % of                 As a % of                        As a % of
             2001                        Amount         Assets         Amount     Assets            Amount         Assets
--------------------------------         ------         ------         ------     ------            ------         ------
Stockholder's equity of the Bank
      per financial statements         $4,124,022
Minority interest                         500,000
Net unrealized holding gain
      on securities                       (57,564)
Net unrealized holding loss
      on derivative instruments           119,379
                                       -----------
                                        4,685,837
Adjustments for tangible and
      leverage capital:
      Goodwill litigation assets         (158,834)
      Non-qualifying MSRs                (148,617)
      Intangible assets                  (640,843)
      Non-includable subsidiaries         (68,108)
                                       ----------
Total tangible capital                 $3,669,435        6.62%       $  831,857    1.50%                 N/A         N/A
                                       ==========                    ==========
Total leverage capital                 $3,669,435        6.62%       $2,218,285    4.00%          $2,772,857        5.00%
                                       ==========                    ==========                   ==========
Tier 1 risk-based capital              $3,669,435       11.54%              N/A     N/A           $1,902,470        6.00%
                                       ==========                                                 ==========
Adjustments for risk-based
      capital:
      Qualifying subordinated
            debt                           73,091
      General loan loss allowance         397,409
      Qualifying portion of
            unrealized holding gains          111
      Low level recourse                   (9,301)
      Assets required to be
            deducted                      (16,130)
                                       ----------
      Total risk-based capital         $4,114,615       12.98%       $2,536,627    8.00%          $3,170,784         10.00%
                                       ==========                    ==========                   ==========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                                                       To be Adequately
                                                Actual                    Capitalized               To be Well Capitalized
                                       -------------------------     ----------------------       --------------------------
                                                      As a % of                 As a % of                        As a % of
             2000                        Amount         Assets         Amount     Assets            Amount         Assets
--------------------------------         ------         ------         ------     ------            ------         ------
Stockholder's equity of the Bank
        per financial statements       $4,165,973
Minority interest                         500,000
Net unrealized holding loss
      on securities                        89,874
                                       ----------
                                        4,755,847
Adjustments for tangible and
        leverage capital:
        Goodwill litigation assets       (158,809)
        Non-qualifying MSRs               (83,941)
        Intangible assets                (691,288)
        Non-includable subsidiaries       (62,592)
                                       ----------
Total tangible capital                 $3,759,217        6.30%       $  894,475    1.50%                 N/A          N/A
                                       ==========                    ==========
Total leverage capital                 $3,759,217        6.30%       $2,385,268    4.00%          $2,981,585         5.00%
                                       ==========                    ==========                   ==========
Tier 1 risk-based capital              $3,759,217       11.58%              N/A     N/A           $1,942,330         6.00%
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
                                       ==========                    ==========                   ==========

(26) OTHER NONINTEREST EXPENSE

     Other noninterest expense amounts are summarized as follows (in thousands):

                                                                                        Year ended December 31,
                                                                                  ----------------------------------
                                                                                    2001        2000          1999
                                                                                  --------    --------      --------
      Other noninterest expense:
          Telephone                                                               $ 27,586    $ 24,530      $ 26,088
          Marketing                                                                 37,422      35,314        31,814
          DP systems expense                                                        25,598      24,836        23,440
          Savings Association Insurance Fund deposit insurance premium               4,521       4,792        14,230
          Insurance and surety bonds                                                 7,217       6,400         7,412
          Postage                                                                   14,479      13,001        13,021
          Printing, copying and office supplies                                     14,925      13,418        12,968
          Employee travel                                                           13,191      14,170        13,855
          Other losses                                                              14,592       8,672        18,703
          Merger and integration costs                                                  --          --         7,747
          Other expense                                                             72,558      58,848        58,051
                                                                                  --------    --------      --------
                                                                                  $232,089    $203,981      $227,329
                                                                                  ========    ========      ========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(27)     Income Taxes

       Total income tax expense was allocated as follows (in thousands):

                                                                                  Year ended December 31,
                                                                          -----------------------------------------
                                                                            2001            2000            1999
                                                                          --------        --------        ---------
  Income before income taxes, minority interest, extraordinary items
       and cumulative effect of change in accounting principle            $302,667        $144,204        $ 234,263
  Extraordinary items and cumulative effect of change in accounting
       principle                                                            (1,072)          2,083            1,801
  Net unrealized holding gain (loss) on securities
       available for sale                                                   19,392         138,576         (205,973)
  Stockholder's equity, for compensation expense for tax purposes
       in excess of amounts recognized for financial reporting purposes      1,310             526            2,246
  Provision in lieu of income taxes - minority interest                         --              --           79,005
                                                                          --------        --------        ---------
                                                                          $322,297        $285,389        $ 111,342
                                                                          ========        ========        =========

     Income tax expense attributable to income before income taxes, minority interest, extraordinary items and cumulative effect of change in accounting principle consisted of (in thousands):

                                                                                  Year ended December 31,
                                                                          ----------------------------------------
                                                                            2001            2000            1999
                                                                          --------        --------        --------
  Federal
      Current                                                             $152,958        $ 72,889        $ 33,843
      Deferred                                                             116,260           3,880         117,796
                                                                          --------        --------        --------
                                                                           269,218          76,769         151,639

  State and local
      Current                                                               32,592          47,948          54,047
      Deferred                                                                 857          19,487          28,577
                                                                          --------        --------        --------
                                                                            33,449          67,435          82,624
                                                                          --------        --------        --------
  Income tax expense before provision in lieu of income taxes              302,667         144,204         234,263
  Provision in lieu of income taxes - minority interest                         --              --          79,005
                                                                          --------        --------        --------
  Total income tax expense                                                $302,667        $144,204        $313,268
                                                                          ========        ========        ========

     The consolidated income tax expense differs from the amounts computed by applying the statutory federal corporate tax rate of 35% for 2001, 2000 and 1999 to income before income taxes, minority interest, extraordinary items and cumulative effect of change in accounting principle as follows (in thousands):

                                                                                  Year ended December 31,
                                                                          ----------------------------------------
                                                                            2001            2000            1999
                                                                          --------        --------        --------
      Computed "expected" income tax expense                              $265,883        $ 242,535       $240,374
      Increase in taxes resulting from:
          State income taxes, net of federal income
                tax benefit                                                 21,743           43,833         53,705
          Tax exempt income                                                 (1,014)            (966)        (1,010)
          Amortization of excess cost over fair
                value of net assets acquired                                18,395           19,460         22,355
          Adjustment to prior year's tax expense                                --               --         (2,693)
          Other                                                             (2,340)           1,030            537
          Change in the beginning-of-the-year balance of
              the valuation allowance for deferred tax assets
              allocated to income tax expense                                   --         (161,688)            --
                                                                          --------        --------        --------
                                                                          $302,667        $144,204        $313,268
                                                                          ========        ========        ========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                                   December 31,
                                                                         -------------------------------
                                                                            2001                 2000
                                                                         ----------           ----------
      Deferred tax assets:
          Net operating loss carryforwards                               $     972            $  116,201
          Foreclosed real estate                                                 9                   445
          Loans receivable                                                 154,753               151,555
          Miscellaneous accruals                                            36,040                48,466
          Accrued liabilities                                               77,391                44,676
          State taxes                                                       59,720                77,325
          Purchased MSRs                                                    75,301                93,723
          Alternative minimum tax credit and other tax
              credit carryforwards                                         124,363               126,708
          Unrealized losses on securities available for sale                43,733                63,125
          Purchase accounting adjustments                                      670                    --
          Other                                                              7,510                10,537
                                                                         ---------            ----------
               Total gross deferred tax assets                             580,462               732,761
               Less valuation allowance                                    (44,031)              (39,496)
                                                                         ---------            ----------
               Net deferred tax assets                                     536,431               693,265
                                                                         ---------            ----------

      Deferred tax liabilities:
          MSRs                                                             137,311               177,600
          Purchase accounting adjustments                                       --                 6,242
          FHLB stock                                                       208,311               173,338
          Deferred interest                                                  1,461                   322
          Goodwill litigation                                              116,651               116,651
          Contractual obligations                                           19,250                19,250
          Deferred loan fees                                               192,298               198,934
          Other                                                              5,687                 8,957
                                                                         ---------            ----------
               Net deferred tax liabilities                                680,969               701,294
                                                                         ---------            ----------
               Total deferred tax liabilities                            $(144,538)           $   (8,029)
                                                                         =========            ==========

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be allocated as follows (in thousands):

Income tax benefit that would be reported in the consolidated statement of earnings         $28,226
Goodwill and other noncurrent intangible assets                                              15,805
                                                                                            -------
                                                                                            $44,031
                                                                                            =======

     The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of $4.5 million. The increase in the valuation allowance is attributable to additional net operating losses not likely to be realized.

     Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million.

     Management believes that the realization of the resulting deferred tax asset is more likely than not, based upon the expectation that the Company will generate the necessary amount of taxable income in future periods.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     At December 31, 2001, the Company had regular NOL carryforwards for federal income tax purposes of approximately $2.8 million which are available to offset future federal taxable income, if any, through 2007. In addition, the Company had alternative minimum tax credit carryforwards of approximately $115.6 million which are available to offset future federal regular income taxes, if any, over an indefinite period. The IRS is examining the 1991 through 1995 federal income tax returns of the Company and any NOL carryforwards are subject to review and disallowance, in whole or in part, by the IRS.

     A deferred tax liability has not been recognized for the base year reserves of the Bank. The base year reserves are generally the balance of the tax bad debt reserve as of December 31, 1987 reduced proportionately for reductions in the Bank's loan portfolio since that date. At December 31, 2001, the amount of those reserves was $305 million. The amount of the unrecognized deferred tax liability at December 31, 2001 was $107 million. Pursuant to the Act, circumstances that may require an accrual of this unrecorded tax liability are a failure to meet the definition of a "bank" for federal income tax purposes, dividend payments in excess of the greater of current or accumulated earnings and profits, and other distributions, dissolution, liquidation or redemption of stock, excluding preferred stock meeting certain conditions.

(28) Employee Benefit Plans

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

     The  following   table  sets  forth  the  changes  in  the  plan's  benefit obligations and fair value of plan assets, as well as the funded status at December 31, 2001 and 2000 (in thousands):

                                                                        Non-Qualified Plans          Qualified Plan
                                             Postretirement Benefits     Pension Benefits           Pension Benefits
                                             -----------------------    -------------------      -------------------
                                               2001          2000         2001       2000          2001        2000
                                               ----          ----         ----       ----          ----        ----
Change in Benefit Obligation
----------------------------
Benefit obligation at beginning of year      $ 10,370      $  8,248     $ 15,732   $ 15,355      $103,591    $111,923
Service cost                                      365           601           --         --            --          --
Interest cost                                     788           624        1,155      1,041         7,956       7,933
Actuarial (gain) loss                            (105)        1,279        1,065      1,229        14,452      (7,769)
Benefits paid                                    (407)         (382)      (1,646)    (1,893)       (7,600)     (8,496)
                                             --------      --------     --------   --------      --------    --------
Benefit obligation at end of year            $ 11,011      $ 10,370     $ 16,306   $ 15,732      $118,399    $103,591
                                             ========      ========     ========   ========      ========    ========

Change in Plan Assets
---------------------
Fair value at beginning of year              $     --      $     --     $     --   $     --      $133,312    $145,777
Actual return on plan assets                       --            --           --         --        (5,590)     (3,969)
Employer contribution                             407           382        1,647      1,893            --          --
Benefits paid                                    (407)         (382)      (1,647)    (1,893)       (7,600)     (8,496)
                                             --------      --------     --------   --------      --------    --------
Fair value at end of year                    $     --      $     --     $     --   $     --      $120,122    $133,312
                                             ========      ========     ========   ========      ========    ========

Funded status                                $(11,011)     $(10,370)    $(16,306)  $(15,732)     $  1,723    $ 29,721
Unrecognized actuarial loss                        --            --           --         --        30,138      (1,565)
                                             --------      --------     --------   --------      --------    --------
Prepaid (accrued) benefit cost
      recognized in the consolidated
      balance sheet                          $(11,011)     $(10,370)    $(16,306)  $(15,732)     $ 31,861    $ 28,156
                                             ========      ========     ========   ========      ========    ========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Assumptions used in computing the funded status were:

                                                                       Non-Qualified Plans         Qualified Plan
                                             Postretirement Benefits     Pension Benefits         Pension Benefits
Weighted Average Assumptions as of           -----------------------   -------------------        ----------------
          December 31,                         2001         2000        2001         2000         2001        2000
----------------------------------             ----         ----        ----         ----         ----        ----
Discount rate                                  7.00%        7.75%       7.00%        7.75%        7.00%       7.50%
Expected return on plan assets                  N/A          N/A        9.00         9.00         9.00        9.00
Rate of compensation increase                  0.00         0.00        0.00         0.00         0.00        0.00

     The initial health care cost trend rate for medical benefits in 2002 is assumed to be 9%, the average trend rate is assumed to be 7% and the ultimate trend rate is assumed to be 5%, which will be reached in 9 years.

     At December 31, 2001, an increase of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to increase by $1.2 million, and the service and interest cost to increase by less than $0.2 million. At December 31, 2001, a decrease of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to decrease by $1.0 million and the service and interest costs to decrease by $0.1 million.

     The net periodic benefit cost for the years ended December 31, 2001, 2000 and 1999 included the following components (in thousands):

                                                                                            Qualified and
                                                                                            Non-Qualified
                                                   Postretirement Benefits                Pension Benefits
                                                 ---------------------------      --------------------------------
                                                  2001       2000       1999        2001        2000        1999
                                                  ----       ----       ----        ----        ----        ----
      Service cost                               $  365     $  601      $612      $     --    $     --   $     --
      Interest cost                                 788        624       539         9,111       8,974      9,059
      Expected return on plan assets                 --         --        --       (11,661)    (12,895)   (12,320)
      Recognized net actuarial (gain) loss         (105)     1,279      (717)        1,065       1,228      1,164
                                                 ------     ------      ----      --------    --------   --------
         Net periodic cost (income)              $1,048     $2,504      $434      $ (1,485)   $ (2,693)  $ (2,097)
                                                 ======     ======      ====      ========    ========   ========

     DEFINED CONTRIBUTION PLAN

     The Bank offers a defined contribution plan, available to substantially all employees with at least six months of employment. Employee contributions are voluntary. The plan provides for the deferral of up to 12% of eligible compensation of plan participants not to exceed the maximum allowed by the IRS. The Bank's matching contribution provides for 100% of the first 3% of employee deferrals and beginning in January 2000, 50% of the next 2% of employee deferrals. The annual discretionary employer profit sharing contribution is a maximum of 2.5% of eligible compensation. It can be declared at any level in the range from 0% to 2.5%. Prior to January 2000, the maximum was 3% of employee deferrals. Employees vest immediately in their own deferrals, employer matching contributions and employer profit sharing contributions. Prior to January 2000, employer matching contributions vested based on completed years of service. The Bank's contributions to such plan totalled $19.3 million, $16.7 million and $14.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Effective January 1, 1999, the California Federal Employees' Investment Plan was amended to provide for automatic enrollment into the plan at a contribution rate of 3% unless the employee opts, in writing, to participate at a different deferral rate, or to opt out of the plan. Effective January 15, 1999, the plan was amended to allow the use of certain employer and employee contributions to purchase Golden State Common Stock at market prices. Contributions to the plan were used to purchase 221,315 shares for $6.2 million in 2001, 343,026 shares for $6.3 million in 2000 and 341,024 shares for $6.9 million in 1999. Sales by the plan of Golden State common shares during 2001 were 153,179 shares for $4.4 million; 217,166 shares for $4.5 million in 2000 and 52,126 shares for $1.1 million were sold by the plan in 1999. Effective March 1, 1999, the plan was also amended to reduce the

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


length of required service to six months before an employee can contribute to the plan and to amend the enrollment date to the first of the applicable month.

     In connection with the Glen Fed Merger, the Bank assumed sponsorship of the Glendale Federal's defined contribution plan. This plan was frozen at the merger date, therefore no contributions were made to the plan subsequent to the merger date. In the second quarter of 2000, Glendale Federal's plan was merged with the Bank's plan. The fair value of the assets transferred was $40 million.

     STOCK PLANS

     At December 31, 2001, 2000 and 1999, the Bank administered the following stock-based compensation plans: pre-merger stock option plans and the Omnibus Stock Plan.

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

     The following is a summary of the transactions under all stock option plans:

                                                                                               Weighted
                                                     Number of         Range of Option     Average Exercise
                                                       Shares               Prices               Price
                                                     ---------         ---------------     ----------------
      Outstanding at December 31, 1998               1,993,787          $9.00 - $35.00          $19.30
      Granted                                        1,352,000         $23.50 - $23.50          $23.50
      Cancelled or expired                            (276,000)        $23.50 - $28.50          $28.10
      Exercised                                       (508,705)         $9.00 - $17.75          $13.44
                                                     ---------
      Outstanding at December 31, 1999               2,561,082          $9.00 - $35.00          $21.74
      Granted                                        1,350,850         $12.94 - $21.31          $14.04
      Cancelled or expired                            (101,200)        $14.00 - $28.50          $21.49
      Exercised                                       (139,334)         $9.00 - $28.50          $17.84
                                                     ---------
      Outstanding at December 31, 2000               3,671,398          $9.00 - $35.00          $19.06
      Granted                                        1,416,100         $24.15 - $30.80          $28.09
      Cancelled or expired                             (51,755)        $14.00 - $35.00          $22.59
      Exercised                                       (320,144)         $9.00 - $28.50          $19.22
                                                     ---------
      Outstanding at December 31, 2001               4,715,599          $9.00 - $35.00          $21.59
                                                     =========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Information about stock options outstanding at December 31, 2001 was as follows:

                                               Options Outstanding                            Options Exercisable
                             -------------------------------------------------------     ------------------------------
                                 Options         Weighted Average        Weighted            Shares         Weighted
                               Outstanding    Remaining Contractual       Average          Exercisable       Average
Exercise Price Range         at End of Year      Life (in years)      Exercise Price     at End of Year  Exercise Price
--------------------         --------------      ---------------      --------------     --------------  --------------
  $ 9.00 - $12.63                247,750               2.8                $11.27            247,750          $11.27
  $12.94 - $17.75              1,553,334               7.3                $14.54            717,709          $15.16
  $18.75 - $23.50              1,251,665               7.4                $23.48            834,167          $23.49
  $24.15 - $35.00              1,662,850               8.6                $28.31            318,700          $28.89

     At December 31, 2001,  2000 and 1999,  2,118,326,  1,504,098  and 1,231,082
options were exercisable, respectively, and the related weighted average exercise prices were $20.05, $20.95 and $19.83, respectively.

     No compensation cost was recognized by the Company for stock options granted during 2001, 2000 and 1999, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of Golden State's common stock at the measurement date over the exercise price of the award.

     If compensation cost during 2001, 2000 and 1999 for the Omnibus Stock Plan had been determined based on the fair value of the awards at the grant dates, net income would have been $420.5 million, $520.6 million and $339.2 million, respectively. The fair values of the options were estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions used for the stock options awarded during 2001, 2000 and 1999: risk-free interest rate of 5.05%, 6.60% and 5.60%, respectively; expected option life of seven years in 2001, 2000 and 1999; expected volatility of 52.83%, 52.54% and 41.30%, respectively; and expected dividend yield of 1.43% in 2001, ..01% in 2000 and no dividends in 1999.

     The weighted average grant date fair value of the options granted during 2001, 2000 and 1999 were $14.61, $8.68 and $12.45 per share, respectively. The exercise price of each option equals the market price of Golden State's Common Stock on the date of the grant.

     On January 22, 2001, January 24, 2000 and July 19, 1999, Golden State awarded 99,108, 220,327 and 56,908 shares of restricted common stock, respectively, to certain of the Company;s employees. The market value on the date of each award was $26.38, $14.00 and $22.38 per share, respectively. These shares vest over two years in 50% increments on the anniversary of the grant date, based upon the continued service of the employee. The compensation expense based on the stock price on the date of these awards was recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. In addition, dividends on restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. During 2001, 2000 and 1999, $1.8 million, $1.9 million and $0.5 million, respectively, in compensation expense was recognized related to such awards. At December 31, 2001, 2000 and 1999, 202,365, 246,756 and 56,908 restricted shares, respectively, were outstanding, of which 143,499, 28,454 and zero shares, respectively, were vested. These restricted shares have full voting and dividend rights.

(29) INCENTIVE PLANS

     On May 17, 1999, the Golden State Bancorp Inc. ECP was approved, providing for performance-based incentive awards to senior executives of the Company. Awards may be paid in cash; however up to 50% may be payable in restricted common stock granted under the Omnibus Stock Plan discussed in note 28. Compensation expense totalling $10.0 million, $8.7 million and $9.1 million relating to the ECP was recorded during the years ended December 31, 2001, 2000 and 1999, respectively.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Pursuant to the ECP, the Golden State Bancorp Inc. LTIP was approved, providing incentive awards to senior executives of the Company based solely on the performance of Golden State's Common Stock over a three-year period. Awards may be paid in cash; however up to 50% may be payable in restricted common stock granted under the Omnibus Stock Plan discussed in note 28. Compensation expense totalling $5.7 million, $4.1 million and $2.0 million relating to the LTIP was recorded during the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2001, $6.0 million in expense relating to the LTIP was also reversed due to specific stock performance triggers of the plan not being met during the prescribed period.

     The DECP of the Bank provided for certain payments to participants in the DECP for annual incentives and in the event of a change of control of California Federal. The annual incentive feature of the DECP was terminated in 1998 upon the consummation of the merger of California Federal and Glendale Federal, and all amounts were paid out. No payment was made under the change of control provision because the Compensation Committee of California Federal determined that the merger of California Federal and Glendale Federal was not a change of control within the meaning of the DECP. California Federal subsequently entered into a replacement change of control agreement in 1999 with certain former participants in the DECP, so that amounts that would have been payable under the change of control provisions of the DECP would be paid to the former participants in the DECP who remain employed by California Federal upon the earlier to occur of (1) a change of control of California Federal subsequent to September 11, 1998 or (2) December 31, 2002. Compensation expense totalling $2.3 million relating to the DECP was recognized in each of the years ended December 31, 2001, 2000 and 1999.

(30) EXTRAORDINARY ITEMS

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

(31) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     On September 21, 2000, the EITF issued EITF No. 99-20, which was effective on April 1, 2001. EITF No. 99-20 establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on (a) all credit-sensitive mortgage and asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing GAAP did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases, interest rate adjustments.

     On April 1, 2001, the Company identified a portfolio of securities with a total book value of $80.7 million which are subject to the impairment provisions of EITF No. 99-20. All of these securities had previously been reported as available-for-sale securities, with changes in fair value reflected in OCI. As a result of its implementation of EITF No. 99-20 during 2001, the Company recorded a loss of $1.6 million, net of income tax credits of $1.1 million, representing the cumulative effect of change in accounting principle. Subsequent declines in the fair value of these securities, totalling $7.5 million on a pre-tax basis, were recorded in gain (loss) on sale of assets.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(32) LEGAL PROCEEDINGS

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

     On February 16, 2001, the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. Oral argument before the trial court on that issue took place on June 26, 2001 and the Bank is awaiting the Claims Court's decision. The Bank continues to vigorously pursue its case for damages against the Government.

     BARTOLD V. GLENDALE FEDERAL BANK ET AL.

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

     OTHER LITIGATION

     In addition to the matters described above, Golden State and its subsidiaries are involved in other legal proceedings and claims incidental to the normal conduct of their business. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on GS Holdings or the Bank.

(33) GOODWILL LITIGATION ASSETS

     In connection with the Cal Fed Acquisition, the Bank recorded as an asset part of the estimated after-tax cash recovery from the California Federal Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests in the Goodwill Litigation Asset. In connection with the Glen Fed Merger, the Bank recorded a second Goodwill Litigation Asset related to the estimated after-tax cash recovery from the Glendale Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the LTWTMs. The Goodwill Litigation Asset related to the California Federal Goodwill Litigation was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997. The Goodwill Litigation Asset related to the Glendale Goodwill Litigation was recorded at its estimated fair value of $56.9 million, net of estimated tax liabilities, as of September 11, 1998.

(34) COMMITMENTS, CONTINGENCIES AND OTHER OFF-BALANCE-SHEET ACTIVITIES

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

     Listed below are unfunded financial instruments whose contract amounts represent credit risk (in thousands):

                                                          Contract Amount at December 31,
                                                          -------------------------------
                                                              2001                2000
                                                              ----                ----
              Commitments to extend credit
              ----------------------------
      Unutilized consumer lines                            $1,467,625          $1,225,572
      Unutilized commercial lines of credit                   263,682             219,219
      Commercial and standby letters of credit                 24,953               2,112

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The contracts for the Company's commitments to extend credit expire as follows (in thousands):

                                                                          2001
                                    --------------------------------------------------------------------------------
                                                               Contract Amount Expiring in
                                    --------------------------------------------------------------------------------
Commitments to extend credit          Total       Less Than 1 Year   1-3 Years       4-5 Years     More Than 5 Years
----------------------------          -----       ----------------   ---------       ---------     -----------------
Unutilized consumer lines           $1,467,625       $ 511,135       $ 39,181        $ 13,115          $ 904,194
Unutilized commercial
     lines of credit                   263,682         159,705         75,013           15,601            13,363
Commercial and standby
     letters of credit                  24,953           18,272         6,681               --                --

     The fair value of commitments to extend credit were not significant at either December 31, 2001 or 2000.

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

     Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. All letters of credit issued have expiration dates within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments in an amount deemed to be necessary.

     OFF-BALANCE SHEET COMMITMENTS TO ORIGINATE, PURCHASE AND SELL LOANS

     The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 2001 and 2000 that have not been recorded in the Company's balance sheet as they do not meet the definition of a derivative financial instrument. These amounts exclude commitments to extend credit which are summarized above. For more information on derivative instruments, see note 37.

                                                           Contract Amount at December 31,
                                                           -------------------------------
                                                              2001                2000
                                                           ----------          ----------
                                                                   (in thousands)
       Commitments to originate loans                      $3,937,422          $1,186,393
       Commitments to purchase loans                        3,791,436             867,867
       Mandatory commitments to sell loans                    679,182             442,117

     The Company's pipeline of loans in process includes loan applications for both portfolio and non-portfolio loans in various stages of processing that do not meet the definition of a derivative financial instrument. Until all required documentation is provided and underwritten, there is no credit risk to the Company. There is no interest rate risk until a rate commitment is extended by the Company to a borrower. Some of these commitments will ultimately be denied by the Company or declined by the borrower and therefore the commitment amounts do not necessarily represent future cash requirements. On a daily basis, the Company determines what percentage of the rate-locked pipeline of loans in process to hedge. Both the anticipated percentage of the pipeline that is expected to fund and the inherent risk position of the portfolio are considered in making this determination.

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

     OFF-BALANCE SHEET EMBEDDED DERIVATIVE OPTIONS

     The Company also has off-balance sheet embedded options in borrowings as shown in the table below (in thousands):

                                                    2001                                       2000
                                    --------------------------------------    --------------------------------------
         Instruments                Notional Amount   Estimated Fair Value    Notional Amount   Estimated Fair Value
         -----------                ---------------   --------------------    ---------------   --------------------
       Interest rate caps             $2,000,000            $52,163             $1,800,000            $ 6,552
       Interest rate swaptions         1,250,000              9,448              1,150,000             12,892

     The off-balance sheet embedded options in borrowings at December 31, 2001 are scheduled to expire as shown in the table below (in thousands):

                                                                    Contract Amount Expiring in:
                                                 --------------------------------------------------------------------
         Instruments                               2002         2003            2004           2005           Total
         -----------                               ----         ----            ----           ----           -----
       Interest rate caps                          $--        $400,000        $350,000      $1,250,000     $2,000,000
       Interest rate swaptions                      --         150,000              --       1,100,000      1,250,000

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, the Bank had pledged as collateral the securities as detailed below (in thousands):

                                                                        Mortgage-backed   Mortgage-backed    Commercial
                                                      Securities          Securities         Securities         Paper
                                                   Available for Sale Available for Sale  Held to Maturity   Investments
                                                   ------------------ ------------------  ----------------   -----------
Provide credit enhancements for certain
    bond-financed real estate projects
    originated by Old FNB                               $23,098           $   12,479          $  8,137         $    --

Pledged securities for principal and
    interest on Bank loan securitization                     --              172,117             7,802              --

Guarantee credit enhancements on
    multi-family bond issues and loans
    securitized by FNMA and FHLMC                         1,044              132,368            23,816              --

Guarantee credit enhancements on
    loans transferred as part of
    securitization transactions by the Bank                  --                   --                --          30,320

Guarantee state and local agency
    deposits, and certain deposits with the
    Federal Reserve Bank                                  2,717              289,771            40,172              --

Cover the margin on interest rate swap
    agreements                                               --              170,107            66,853              --

Secure various obligations as discussed
    in notes 8, 9, 18 and 19 at
    December 31, 2001                                        --            3,945,448           763,438              --

     At December 31, 2000, securities available for sale and mortgage-backed securities available for sale and held to maturity of $20.0 million, $6.5 billion and $2.1 billion, respectively, were pledged as collateral for various obligations.

     At December 31, 2001, $27.1 billion in residential loans, $3.6 billion in multifamily loans and $1.6 billion in commercial real estate loans were pledged as collateral for FHLB advances.

     At December 31, 2001 and 2000, loans receivable included approximately $5.5 billion and $7.9 billion, respectively, of loans that had the potential to experience negative amortization.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(35) ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     DERIVATIVE FINANCIAL INSTRUEMTNS

     Stand alone derivative financial instruments include swaps, futures, forwards, and option contracts, all of which derive their value from underlying interest rates. Embedded derivative financial instruments include interest rate caps and swaptions in borrowings, which are not reflected on the Company's balance sheet, and are discussed in note 34. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company's balance sheet as derivative assets and derivative liabilities for stand alone derivative financial instruments.

     The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to those agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers and the FHLB.

     Derivative instruments are generally either negotiated OTC contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

     INTEREST  RATE  RISK  MANAGEMENT - RISK   MANAGEMENT  POLICIES - CASH  FLOW
     HEDGING INSTRUMENTS AND FAIR VALUE HEDGING INSTRUMENTS

     The primary focus of the Company's asset/liability management program is to monitor the sensitivity of the Company's net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities and on mortgage prepayment speeds (which affect the MSR asset) during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

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

     Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a significant portion of its variable-rate interest payments.

     STRATEGIES

     To meet this objective, management enters into derivative instrument agreements to manage fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The interest rate swaps change the variable-rate cash flow exposure on the short-term FHLB advances and Repos to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed rate FHLB advances and Repos.

     RESULTS

     The Company utilizes interest rate swaps primarily as an asset/liability management strategy to hedge against the interest rate risk inherent in variable-rate FHLB advances and securities sold under agreements to repurchase. The following table details the terms of interest rate swap agreements (dollars in thousands):

                                                                            December 31,
                                                                      -----------------------
                                                                         2001         2000
                                                                         ----         ----
       Notional amounts outstanding to hedge borrowings               $4,089,670   $3,219,670
       Weighted average maturities (in years)                                2.8          4.1

     These agreements provided for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate (dollars in thousands):

                                                                     December 31,
                                                                ---------------------
                                                                  2001         2000
                                                                  ----         ----
      Weighted average pay rates                                    5.98%       6.76%
      Weighted average receive rates                                2.16%       6.73%
      Unrealized loss relating to interest rate swaps           $201,825     $75,482

     No interest rate swap agreements were terminated prior to maturity in 2001 or 2000. At December 31, 2001, an unrealized loss relating to interest rate swaps was recorded in derivative liabilities in accordance with SFAS No. 133. These losses will be recognized over the life of the FHLB advances or securities sold under agreements to repurchase, as appropriate.

     Risk management results for the year ended December 31, 2001 related to the balance sheet hedging of FHLB advances and Repos indicate that the hedges were 100% effective and that there was no component of the derivative instruments' gain or loss which was excluded from the assessment of hedge effectiveness.

     Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances and Repos are reported in OCI. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings. The net amount of OCI reclassified into interest expense during the year ended December 31, 2001 was $75.5 million.

     As of December 31, 2001, approximately $72.0 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending December 31, 2002.

     INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - MORTGAGE SERVICING RIGHTS HEDGES

     OBJECTIVES AND CONTEXT

     The Company either purchases or originates MSRs as a source of fee income. These mortgage-servicing rights expose the Company to variability in their fair value due to changes in the level of prepayments and other variables. Since the adoption of SFAS No. 133 on January 1, 2001, the carrying value of MSRs have been first adjusted upwards or downwards by the calculated change in the fair value of the MSRs being hedged and are then

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


recorded at the lesser of their amortized cost or fair value. Prior to January 1, 2001, MSRs were generally recorded in the financial statements at the lesser of their amortized cost or their fair value.

     Management believes that it is prudent to limit the variability in the fair value of a portion of its MSR asset. It is the Company's objective to hedge the change in fair value of the servicing rights asset associated with fixed rate, non-prepayment penalty loans for which it has recorded MSRs, at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company.

     STRATEGIES

     To meet this objective, the Company utilizes interest rate swaps, principal only swaps, interest rate floors, and swaptions as an asset/liability management strategy to hedge the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equate to 100%. The Company believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement.

     INTEREST RATE SWAPS

     The Company utilizes interest rate swaps as an asset/liability management strategy to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments. Payments related to swap contracts are made either quarterly or semi-annually by one of the parties depending on the specific terms of the related contract. The notional amount of the contracts, on which the payments are based, are not exchanged. The primary risks associated with interest rate swaps are the ability of the counterparties to meet the terms of the contract and the possibility that swap rates may not move in an inverse manner or in an amount equal to mortgage rate movements.

     The following table details the terms of interest rate swap agreements (dollars in thousands):

                                                                              December 31,
                                                                      ------------------------
                                                                         2001          2000
                                                                         ----          ----
      Notional amount outstanding                                     $2,462,000    $1,345,000
      Weighted average maturity outstanding (in years)                       9.5           10

     These   agreements   provided  for  the  Company  to  make  payments  at  a
variable-rate determined by a specified index (three-month LIBOR) in exchange for receiving payments at a fixed-rate (dollars in thousands):

                                                                              December 31,
                                                                       ----------------------
                                                                        2001           2000
                                                                        ----           ----
Weighted average pay rate                                                1.88%          6.40%
Weighted average receive rate                                            5.68%          6.21%
Unrealized gain relating to use of interest rate swaps                 $7,561         $5,099

     No interest rate swap agreements were terminated prior to maturity in 2001 and 2000. At December 31, 2001, the unrealized gain relating to use of interest rate swaps was recorded in derivative assets in accordance with SFAS No. 133.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     PRINCIPAL ONLY SWAPS

     The Company utilizes PO swap agreements to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. PO swap agreements simulate the ownership of a PO strip, the value of which is affected directly by prepayment rates themselves in an inverse manner to the servicing rights, which act in a manner similar to IO strips. Under the terms of the PO swap agreements, the counterparty to the transaction purchases a PO strip and places the PO strip in a trust. The contracts executed prior to December 31, 1998 call for the Company to pay floating interest to the counterparty based on: (a) an index tied to one month LIBOR and (b) the amortized notional balance of the swap. The contracts call for the Company to receive cash from the counterparty based on the cash flows received from the PO strip. For PO swap agreements executed after December 31, 1998, the agreement also requires the PO swap to be marked to market value. A decrease in the market value of the PO swap requires the Company to increase the amount paid to the counterparty and an increase in the market value requires the counterparty to increase their payment to the Company. The amounts to be paid and to be received are then netted together each month. The nature of this instrument results in increased cash flows and positive changes in the value of the PO swap during a declining interest rate environment. This positive change in the value of the PO swap is highly correlated to prepayment activity. PO swap agreements present yield curve risk to the extent that short term interest rates (which impact the cash amount that the Company pays on the PO swap to the counterparty) rise while long term rates (which drive prepayment rates) stay the same. A third type of risk associated with PO swaps is the ability of the counterparties to meet the terms of the contract.

     The following table details the terms of PO swap agreements (in thousands):

                                                                                       December 31,
                                                                                --------------------------
                                                                                  2001              2000
                                                                                  ----              ----
      Notional amounts outstanding - PO swap assets                             $288,941          $ 89,323
      Fair market value - PO swap assets                                           7,487             6,384
      Notional amounts outstanding - PO swap liabilities                          89,987           103,776
      Fair market value - PO swap liabilities                                     (1,076)           (5,182)

     No PO swap agreements were terminated prior to maturity in 2001 or 2000.

     INTEREST RATE FLOORS

     The Company currently uses interest rate floors to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. Interest rate floors are interest rate protection instruments that involve payment from the seller to the buyer of an interest differential. This differential is the difference between a long-term rate (e.g., 10-year Constant Maturity Swaps in 2001 and 2000) and an agreed-upon rate, the strike rate, applied to a notional principal amount. By purchasing a floor, the Company will be paid the differential on a monthly basis by a counterparty, when the current long-term rate falls below the strike level of the agreement. The fair value of interest rate floor agreements is included in derivative assets or liabilities. Interest rate floors are subject to basis risk because of differences in movements of mortgage and LIBOR rates, market volatility and the impact of changes in the yield curve. In addition, a credit risk associated with purchased interest rate floor agreements is the ability of the counterparties to meet the terms of the contract.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The Company was party to interest rate floor contracts as detailed below (dollars in thousands):

                                                                             December 31,
                                                                     -----------------------------
                                                                         2001             2000
                                                                         ----             ----
      Weighted average maturity (in years)                                  4.9               4.9
      Notional amount of remaining interest rate floor contracts     $3,054,000        $2,338,000
      Weighted average strike rate                                         6.36%             6.25%
      Monthly floating rate                                                5.82%             6.15%
      Strike rate exceeded floating rate                                   0.54%             0.10%
      Cash received from interest rate floor contracts               $    5,194        $      224
      Proceeds from sales of interest rate floor contracts           $  151,715        $   50,608
      Fair value amount                                              $   78,917        $   52,839

     INTEREST RATE SWAPTIONS

     The Company also uses swaptions to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. A swaption is an over-the-counter option that provides the right, but not the obligation, to enter into an interest rate swap agreement at predetermined terms at a specified time in the future. Swaptions are subject to basis risk because of differences in movements of mortgage and LIBOR rates, market volatility and the impact of changes in the yield curve. In addition, credit risk associated with swaptions is the ability of the counterparties to meet the terms of the contract.

     At December 31, 2001 and 2000, the Company was a party to swaption contracts with a weighted average maturity of 2.4 years and 2.8 years, respectively, in which the Company paid the counterparties premiums in exchange for the right but not the obligation to purchase an interest rate swap agreement. Under the terms of the underlying interest rate swap agreement, the Company would pay the variable rate tied to three month LIBOR and would receive the fixed rate.

     The Company was a party to swaption contracts with details below (dollars in thousands):

                                                                             December 31,
                                                                      ----------------------------
                                                                         2001             2000
                                                                         ----             ----
      Notional amount of underlying interest rate swap contracts      $4,111,000       $2,178,000
      Weighted average strike rate                                          6.39%            6.44%
      Three-month LIBOR rate                                                1.88%            6.40%
      Strike rate exceeded floating rate                                    4.51%            0.04%
      Proceeds received from sales of swaption contracts              $  488,143       $   50,505
      Fair market value                                               $  183,641       $  105,626

     RESULTS

     Risk management results related to the hedging of MSRs are summarized below and are included in the caption entitled "Loan servicing fees, net" in the accompanying consolidated statements of income for 2001 (in thousands):

     Gain on designated derivative contracts                          $83,286
     Decrease in value of designated MSRs                              (3,338)
                                                                      -------
     Net gain on derivatives used to hedge MSRs                       $79,948
                                                                      =======

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     MSR HEDGES

     At December 31, 2001 and 2000, the Bank held cash collateral in the amount of $95.2 million and $20 million, respectively, related to interest rate derivatives used to hedge MSRs.

     INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - WAREHOUSE LOANS

     OBJECTIVES AND CONTEXT

     The Company, as part of its traditional real estate lending activities, originates fixed-rate 1-4 unit residential loans for sale in the secondary market. At the time of origination, management identifies loans that are expected to be sold in the near future. These warehoused loans have been classified as loans held for sale, net, in the consolidated balance sheet and are carried at fair market value, less the values associated with servicing (for those loans which qualify for fair value hedging under SFAS No. 133) or at the lower of aggregate amortized cost or market value (for those loans which do not qualify for fair value hedging under SFAS No. 133). These loans expose the Company to variability in their fair value due to changes in interest rates. If interest rates increase, the value of the loans decreases. Conversely, if interest rates decrease, the value of the loans increases.

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

     The forward loan sales lock in the price for the sale of either the specific loans classified as held-for-sale or for a generic group of loans similar to the specific loans classified as held-for-sale.

     RESULTS

     Risk management results related to the hedging of warehouse loans are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income for 2001 (in thousands):

     Unrealized gain on designated  forward loan sale  commitments  recognized          $ 25,406
     Decrease in value of warehouse loans                                                (29,728)
                                                                                        --------
     Net hedge ineffectiveness                                                          $ (4,322)
                                                                                        ========

     DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS

     PURPOSE - INTEREST RATE LOCK COMMITMENTS AND FORWARD LOAN SALE COMMITMENTS

     The Company enters into rate lock commitments to extend credit to borrowers for generally a 30-day period for the origination and/or purchase of loans. Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose the Company to variability in their fair value due to changes in interest rates. If interest rates increase, the value of these rate lock commitments decreases. Conversely, if interest rates decrease, the value of these rate lock commitments increases.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

     Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income for 2001 (in thousands):

     Unrealized gain on undesignated forward loan sale commitments recognized to income              $ 11,473
     Loss on undesignated interest rate loan commitments recognized to income (a)                     (13,269)
                                                                                                     --------
     Net loss on derivatives                                                                         $ (1,796)
                                                                                                     ========

     _________
     (a) The fair value of interest rate loan commitments excludes the net servicing value of $9.2 million.

     NOTIONAL AMOUNTS OF DERIVATIVES

     Information pertaining to the notional amounts of the Company's derivative financial instruments utilized in both MSR and balance sheet hedging is as follows (in thousands). In 2001, the fair values of these derivative financial instruments were recorded in the Company's balance sheet in accordance with SFAS No. 133.

                                                    December 31, 2001                       December 31, 2000
                                             --------------------------------        -----------------------------
                                               Notional                                Notional
                                                Amount        Credit Risk (1)           Amount     Credit Risk (1)
                                                ------        ---------------           ------     ---------------
  Interest rate swaps - borrowings           $ 4,089,670         $     --            $ 3,219,670      $     --
  Interest rate swaps hedging MSRs             2,462,000            7,561              1,345,000         5,099
  Principal only swaps                           378,928            6,411                193,099         1,202
  Interest rate floors                         3,054,000           78,917              2,338,000        52,839
  Interest rate swaptions                      4,111,000          183,641              2,178,000       105,626
  Forward loan sale commitments                3,980,863           36,879                679,487            --
  Interest rate lock commitments               1,870,852               --                270,442            --
                                             -----------         --------            -----------      --------
              Total                          $19,947,313         $313,409            $10,223,698      $164,766
                                             ===========         ========            ===========      ========

________________
  (1)  Credit  risk  represents  the  amount  of  unrealized  gain  included  in derivative assets which is subject to counterparty credit risk. It reflects the effect of master netting agreements and excludes $95.2 million and $20 million cash collateral held by the Bank at December 31, 2001 and 2000, respectively.

                    GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Derivative financial instruments used for other-than-trading purposes at December 31, 2001 are scheduled to mature as follows (in thousands):

                                                                    Notional Amounts
                               -----------------------------------------------------------------------------------------
                                  2002         2003         2004         2005         2006      Thereafter      Total
                                  ----         ----         ----         ----         ----      ----------      -----
  Interest rate swaps -
       borrowings              $  400,000   $  715,000   $1,685,000    $519,670    $  750,000   $   20,000   $ 4,089,670
  Interest rate swaps
       hedging MSRs                    --           --           --          --            --    2,462,000     2,462,000
  Principal only swaps            204,286           --       44,896          --            --      129,746       378,928
  Interest rate floors                 --           --           --          --     3,054,000           --     3,054,000
  Interest rate swaptions         110,000    2,049,000    1,952,000          --            --           --     4,111,000
  Forward loan sale
       commitments              3,980,863           --           --          --            --           --     3,980,863
  Interest rate lock
       commitments              1,870,852           --           --          --            --           --     1,870,852
                               ----------   ----------   ----------    --------    ----------   ----------   -----------
           Total               $6,566,001   $2,764,000   $3,681,896    $519,670    $3,804,000   $2,611,746   $19,947,313
                               ==========   ==========   ==========    ========    ==========   ==========   ===========

     For year-end fair values of derivative financial instruments used for other-than-trading purposes at December 31, 2001 and 2000, see note 36.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(36) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and fair values of the Company's financial instruments (in thousands):

                                                                               December 31,
                                                     ---------------------------------------------------------------
                                                                 2001                               2000
                                                     ----------------------------       ----------------------------
                                                      Carrying           Fair            Carrying           Fair
                                                        Value            Value             Value            Value
                                                        -----            -----             -----            -----
Financial Assets:
      Cash and cash equivalents                      $   805,171      $   805,171       $   783,074      $   783,074
      Securities available for sale                      116,054          116,054           637,070          637,070
      Securities held to maturity                         30,602           30,602           587,503          590,571
      Mortgage-backed securities
          available for sale                           7,057,903        7,057,903         9,866,823        9,866,823
      Mortgage-backed securities
          held to maturity                             1,385,113        1,411,157         2,886,612        2,959,677
      Loans held for sale                              2,608,365        2,617,435           845,763          851,856
      Loans receivable, net                           39,335,623       39,743,756        39,592,814       39,262,610
      Investment in FHLB                               1,446,607        1,446,607         1,361,066        1,361,066
      Accrued interest receivable                        288,308          288,308           364,414          364,414
      MSRs (a)                                         1,623,947        1,639,255         1,559,323        1,474,096

Financial Liabilities:
      Deposits                                        25,146,827       25,239,616        23,462,372       23,454,791
      Securities sold under agreements
          to repurchase                                2,363,945        2,365,311         4,511,309        4,555,425
      Borrowings                                      24,444,541       24,886,860        28,800,557       28,802,601

On-balance Sheet Derivatives:
      Interest rate swaps hedging borrowings            (201,825)        (201,825)               --               --
      Interest rate swaps hedging MSRs                     7,561            7,561                --               --
      Principal only swaps                                 6,411            6,411                --               --
      Interest rate floors                                78,917           78,917                --               --
      Interest rate swaptions                            183,641          183,641                --               --
      Interest rate lock commitments (b)                 (13,269)          (4,028)               --               --
      Forward loan sale commitments                       36,879           36,879                --               --
                                                     -----------      -----------
         Total derivative assets and liabilities          98,315          107,556

Off-balance Sheet Financial Instruments:
      Interest rate swaps hedging borrowings                  --               --                --          (75,482)
      Interest rate swaps hedging MSRs                        --               --                --            5,099
      Principal only swaps                                    --               --                --            1,202
      Interest rate floors                                    --               --                --           52,839
      Interest rate swaptions                                 --               --                --          105,626
      Interest rate lock commitments                          --               --                --            3,635
      Forward loan sale commitments                           --               --                --           (5,340)
      Embedded derivative options in borrowings:
      Embedded derivative options in borrowi
         Interest rate caps                                   --           52,163                --            6,552
         Interest rate swaptions                              --            9,448                --           12,892

                                                                                                         (Continued)

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


_________________
(a) Fair value amounts presented for MSRs do not include the fair values of interest rate floor contracts, interest rate swaps, principal only swaps and interest rate swaptions. Prior to January 1, 2001, the MSR carrying value included unamortized premiums associated with interest rate floors and interest rate swaptions. The combined fair value of MSRs and the related derivatives is $1.9 billion and $1.6 billion at December 31, 2001 and 2000, respectively.

(b) The carrying value of interest rate lock commitments does not include the net servicing value, which when the loans are funded should result in a greater fair value than the carrying value.

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

     INVESTMENT IN FHLB: Since no secondary market exists for FHLB stock and the FHLB buys and sells the stock at par, fair value of these financial instruments approximates the carrying value.

     ACCRUED INTEREST: The carrying amounts of accrued interest approximate their fair values.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     MORTGAGE SERVICING RIGHTS: The fair value of MSRs is based on market prices for comparable mortgage servicing contracts, when available, or alternatively a valuation model that calculates the present value of future net servicing income. In using the valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The following assumptions were used in estimating the fair value of residential MSRs; the fair value of commercial real estate and commercial banking MSRs is considered to be immaterial.

                                                                         December 31,
                                                                   ------------------------
                                                                    2001             2000
                                                                   -------          -------

       Weighted average default rate                                 1.03%            0.99%
       Weighted average prepayment rate (CPR)                       11.58%           12.78%
       Weighted average discount rate                                9.60%           10.20%

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

     ON-BALANCE SHEET DERIVATIVE  FINANCIAL  INSTRUMENTS AND EMBEDDED DERIVATIVE
OPTIONS: Derivative financial instruments are recorded at fair value based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date (i.e., mark-to-market value). Dealer quotes are available for those derivative financial instruments hedging the Company's liabilities. The Company uses an independent consultant to model the value of the derivative financial instruments hedging MSRs.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - LOAN COMMITMENTS:

     The Company has two types of off-balance sheet loan commitments: (1) commitments for commercial loans originated for portfolio and (2) commitments for residential loans originated for portfolio.

     These loan commitments are off-balance sheet because they do not meet the definition of a derivative as described in SFAS No. 133. The fair value of commitments for commercial loans originated for portfolio is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments for residential loans originated for portfolio is estimated using as a basis the fair value of similar commitments for residential loans that meet the definition of a derivative and which are readily convertible to cash.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(37) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000 (in thousands):

                                                                         Quarter Ended
                                          ----------------------------------------------------------------------------
                                          December 31,   September 30,      June 30,        March 31,
                                              2001           2001             2001            2001          Total 2001
                                              ----           ----             ----            ----          ----------
Total interest income                      $ 893,503       $ 988,557       $1,027,531      $1,059,057      $ 3,968,648
Total interest expense                      (535,235)       (632,073)        (691,143)       (748,585)      (2,607,036)
                                           ---------       ---------       ----------      ----------      -----------
    Net interest income                      358,268         356,484          336,388         310,472        1,361,612
Total noninterest income                      97,064          86,879          114,229          59,231          357,403
Total noninterest expense                   (244,716)       (242,222)        (241,270)       (231,138)        (959,346)
                                           ---------       ---------       ----------      ----------      -----------
Income before income taxes,
    minority interest and
    cumulative effect of change
    in accounting principle                  210,616         201,141          209,347         138,565          759,669
Income tax expense                           (91,414)        (87,544)         (87,526)        (36,183)        (302,667)
Minority interest                             (6,747)         (6,747)          (6,747)         (6,747)         (26,988)
                                           ---------       ---------       ----------      ----------      -----------
Income before cumulative effect
    of change in accounting principle        112,455         106,850          115,074          95,635          430,014
Cumulative effect of change in
    accounting principle, net of tax              --              --           (1,552)             --           (1,552)
                                           ---------       ---------       ----------      ----------      -----------
    Net income                             $ 112,455       $ 106,850       $  113,522      $   95,635      $   428,462
                                           =========       =========       ==========      ==========      ===========

                                                                         Quarter Ended
                                          ----------------------------------------------------------------------------
                                          December 31,   September 30,      June 30,        March 31,
                                              2000           2000             2000            2000          Total 2000
                                              ----           ----             ----            ----          ----------
Total interest income                      $1,060,382      $1,055,890      $1,022,871      $  966,654      $ 4,105,797
Total interest expense                       (775,963)       (769,937)       (732,554)       (679,551)      (2,958,005)
                                           ----------      ----------      ----------      ----------      -----------
    Net interest income                       284,419         285,953         290,317         287,103        1,147,792
Total noninterest income                      117,599         112,619         105,279         108,098          443,595
Total noninterest expense                    (225,985)       (225,606)       (223,588)       (223,249)        (898,428)
                                           ----------      ----------      ----------      ----------      -----------
Income before income taxes,
    minority interest and
    extraordinary items                       176,033         172,966         172,008         171,952          692,959
Income tax (expense) benefit                  (76,673)        (75,421)        (75,057)         82,947         (144,204)
Minority interest                              (6,796)         (6,797)         (6,795)         (6,599)         (26,987)
                                           ----------      ----------      ----------      ----------      -----------
Income before extraordinary items              92,564          90,748          90,156         248,300          521,768
Extraordinary items - gains on
    early extinguishment of debt,
    net of tax                                     --              --           1,808           1,206            3,014
                                           ----------      ----------      ----------      ----------      -----------
    Net income                             $   92,564      $   90,748      $   91,964      $  249,506      $   524,782
                                           ==========      ==========      ==========      ==========      ===========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(38) CONDENSED PARENT COMPANY FINANCIAL INFORMATION

     The following represents condensed balance sheets of the Company (parent company only) (in thousands):

                                                                                   December 31,
                                                                           ------------------------------
                                                                              2001                2000
                                                                           ----------          ----------
      Assets
          Cash and cash equivalents                                        $   75,371          $   80,125
          Investment in the Bank                                            4,124,022           4,165,973
          Other assets                                                        115,050             103,159
                                                                           ----------          ----------
             Total assets                                                  $4,314,443          $4,349,257
                                                                           ==========          ==========

      Liabilities, Minority Interest and Stockholder's Equity
           GS Holdings Notes                                               $1,650,000          $2,000,000
           FN Holdings 105/8% Notes                                               250                 250
           Discount on borrowings                                              (2,524)             (3,566)
           Accrued interest payable                                            42,624              54,387
           Other liabilities                                                     (696)                 10
                                                                           ----------          ----------
             Total liabilities                                              1,689,654           2,051,081
          Total stockholder's equity                                        2,624,789           2,298,176
                                                                           ----------          ----------
          Total liabilities, minority interest and stockholder's equity    $4,314,443          $4,349,257
                                                                           ==========          ==========

     The following represents parent company only condensed statements of income (in thousands):

                                                                                    Year Ended December 31,
                                                                           ------------------------------------------
                                                                             2001            2000             1999
                                                                           --------        --------         ---------
       Interest income                                                     $     --        $     --         $   1,444
       Dividends received from the Bank                                     582,912         192,912           324,582
                                                                           --------        --------         ---------
          Total income                                                      582,912         192,912           326,026

       Interest expense                                                     127,305         142,686           139,613
       Noninterest expense                                                    6,836           7,367             7,625
                                                                           --------        --------         ---------
          Total expense                                                     134,141         150,053           147,238

       Income before equity in undistributed
          net income of subsidiaries                                        448,771          42,859           178,788
       Equity in undistributed net income of subsidiaries                   (75,107)        420,626           104,613
                                                                           --------        --------         ---------
       Income before income taxes and minority interest                     373,664         463,485           283,401
       Income tax benefit                                                   (54,798)        (61,297)         (143,545)
                                                                           --------        --------         ---------
       Income before minority interest                                      428,462         524,782           426,946
       Minority interest                                                         --              --            85,895
                                                                           --------        --------         ---------
          Net income                                                       $428,462        $524,782         $ 341,051
                                                                           ========        ========         =========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The following represents parent company only statements of cash flows (in thousands):

                                                                                    Year Ended December 31,
                                                                           ------------------------------------------
                                                                             2001            2000             1999
                                                                           ---------       ---------        ---------
Cash flows from operating activities:
       Net income                                                          $ 428,462       $ 524,782        $ 341,051
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Amortization of deferred issuance costs                              6,773           7,354            7,295
          Accretion of discount on borrowings                                  1,041           1,093            1,018
          Increase in other assets                                           (18,668)        (21,471)          (5,331)
          (Decrease) increase in accrued interest payable                    (11,763)            285           (2,245)
          Decrease in other liabilities                                         (706)           (873)          (3,376)
          Equity in undistributed net income of subsidiaries                  75,107        (420,626)        (104,613)
          Minority interest                                                       --              --            6,887
                                                                           ---------       ---------        ---------
          Net cash provided by operating activities                          480,246          90,544          240,686
                                                                           ---------       ---------        ---------
       Principal payment on GS Holdings Notes                               (350,000)             --               --
       Bank Preferred Stock Tender Offers                                         --              --          (97,621)
       Debt Tender Offers                                                         --              --             (253)
       Capital contribution                                                       --          19,000           40,000
       Dividends on common stock                                            (135,000)        (96,000)        (225,500)
                                                                           ---------       ---------        ---------
          Net cash used in financing activities                             (485,000)        (77,000)        (283,374)
                                                                           ---------       ---------        ---------

       Net change in cash and cash equivalents                                (4,754)         13,544          (42,688)
       Cash and cash equivalents at beginning of year                         80,125          66,581          109,269
                                                                           ---------       ---------        ---------
       Cash and cash equivalents at end of year                            $  75,371       $  80,125        $  66,581
                                                                           =========       =========        =========

Supplemental Disclosure of Cash Flow Information:

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                             2001            2000            1999
                                                                           --------        --------        --------
                                                                                        (in thousands)
       Cash paid (received) for:
          Interest                                                         $138,026        $142,401        $141,930
          Income taxes, net                                                 (35,425)        (39,833)        (60,209)

       Non-cash financing activities:
          Adjustment to initial dividend of tax benefits
             to former parent due to deconsolidation                             --              --          66,383
          Impact of Golden State restricted common stock                      3,458           3,175             477