Form 10-Q
period 2002-03-31
GOLDEN STATE HOLDINGS INC
filed 2002-05-10
CIK 1071000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2002
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         N/A            to           N/A
                               --------------------        ---------------------

Commission File Number:                       000-24915
                        --------------------------------------------------------

                           Golden State Holdings Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              95-4669792
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
of incorporation or organization)

        135 Main Street, San Francisco, CA                    94105
-------------------------------------------------- -----------------------------
(Address of principal executive offices)                    (Zip Code)

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
     The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on April 30, 2002: 1,000 shares.

     Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures, as permitted by General Instruction H (2).

                           GOLDEN STATE HOLDINGS INC.
                     FIRST QUARTER 2002 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                           PAGE
PART I.     FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Unaudited Consolidated Balance Sheets
            March 31, 2002 and December 31, 2001.............................3

            Unaudited Consolidated Statements of Income
            Three Months Ended March 31, 2002 and 2001.......................4

            Unaudited Consolidated Statements of Comprehensive Income
            Three Months Ended March 31, 2002 and 2001.......................5

            Unaudited Consolidated Statement of Stockholder's Equity
            Three Months Ended March 31, 2002................................6

            Unaudited Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2002 and 2001.......................7

            Notes to Unaudited Consolidated Financial Statements.............9

   Item 2.  Management's Narrative Analysis of
            Results of Operations...........................................26

            Critical Accounting Policies....................................26

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......*


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................36

   Item 2.  Changes in Securities............................................*

   Item 3.  Defaults Upon Senior Securities..................................*

   Item 4.  Submission of Matters to a Vote of Security Holders..............*

   Item 5.  Other Information...............................................37

   Item 6.  Exhibits and Reports on Form 8-K................................37

   Glossary of Defined Terms................................................38

   Signatures...............................................................40

   * Item 3 of Part I and Items 2, 3 and 4 of Part II are not included as per conditions met by Registrant set forth in General Instruction H
         (1) (a) and (b) of Form 10-Q.

         Golden State Holdings Inc. is a wholly owned subsidiary of Golden State Bancorp Inc. For more information, refer to Golden State Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                             ASSETS                                          MARCH 31, 2002      DECEMBER 31, 2001
                             ------                                          --------------      -----------------
    Cash and due from banks                                                    $   830,520          $   709,139
    Interest-bearing deposits in other banks                                           100                  103
    Short-term investment securities                                                80,555               95,929
                                                                               -----------          -----------
         Cash and cash equivalents                                                 911,175              805,171

    Securities available for sale, at fair value                                   118,551              116,054
    Securities held to maturity                                                     29,228               30,602
    Mortgage-backed securities available for sale, at fair value                 5,808,176            7,057,903
    Mortgage-backed securities held to maturity                                  1,302,260            1,385,113
    Loans held for sale, net                                                     2,198,878            2,608,365
    Loans receivable, net                                                       38,703,762           39,335,623
    Investment in FHLB System                                                    1,368,217            1,446,607
    Premises and equipment, net                                                    273,748              276,411
    Foreclosed real estate, net                                                     16,074               18,564
    Accrued interest receivable                                                    280,906              288,308
    Goodwill (net of accumulated amortization of $286,470
         at both March 31, 2002 and December 31, 2001)                             590,420              590,420
    Other intangible assets (net of accumulated amortization of $20,708
         at March 31, 2002 and $19,541 at December 31, 2001)                        49,256               50,423
    MSRs (net of valuation allowance of $180,452 at March 31, 2002 and
         $153,345 at December 31, 2001)                                          1,778,651            1,623,947
    Derivative assets                                                              194,303              349,026
    Other assets                                                                   493,183              536,281
                                                                               -----------          -----------
         Total assets                                                          $54,116,788          $56,518,818
                                                                               ===========          ===========

         LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY
         -------------------------------------------------------
    Deposits                                                                   $24,907,610          $25,146,827
    Securities sold under agreements to repurchase                               2,160,196            2,363,945
    Borrowings                                                                  22,539,615           24,444,541
    Derivative liabilities                                                         155,538              250,711
    Other liabilities                                                            1,169,420            1,188,005
                                                                               -----------          -----------
         Total liabilities                                                     $50,932,379           53,394,029
                                                                               -----------          -----------

    Commitments and contingencies                                                       --                   --

    Minority interest                                                              500,000              500,000

    Stockholder's equity
         Common stock, $1.00 par value, 1,000 shares authorized,
             issued and outstanding                                                      1                    1
         Additional paid-in capital                                              1,572,609            1,569,894
         Accumulated other comprehensive loss, net                                 (51,825)             (63,327)
         Retained earnings (substantially restricted)                            1,163,624            1,118,221
                                                                               -----------          -----------
         Total stockholder's equity                                              2,684,409            2,624,789
                                                                               -----------          -----------
             Total liabilities, minority interest and stockholder's equity     $54,116,788          $56,518,818
                                                                               ===========          ===========

    See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                                 (in thousands)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             ----------------------------
                                                                                                2002              2001
                                                                                             ----------        ----------
Interest income:
     Loans receivable                                                                         $649,159         $  777,790
     Mortgage-backed securities available for sale                                              92,566            180,983
     Mortgage-backed securities held to maturity                                                21,417             37,411
     Loans held for sale                                                                        41,805             20,127
     Securities available for sale                                                               1,630             10,780
     Securities held to maturity                                                                   147              8,501
     Interest-bearing deposits in other banks                                                      125                419
     Dividends on FHLB stock                                                                    20,839             23,046
                                                                                              --------         ----------
         Total interest income                                                                 827,688          1,059,057
                                                                                              --------         ----------

Interest expense:
     Deposits                                                                                  135,142            240,837
     Securities sold under agreements to repurchase                                             21,350             67,945
     Borrowings                                                                                302,810            439,803
     Other                                                                                         705                 --
                                                                                              --------         ----------
         Total interest expense                                                                460,007            748,585
                                                                                              --------         ----------
         Net interest income                                                                   367,681            310,472
Provision for loan losses                                                                           --                 --
                                                                                              --------         ----------
         Net interest income after provision for loan losses                                   367,681            310,472
                                                                                              --------         ----------

Noninterest income:
     Loan servicing fees, net                                                                   (8,815)           (26,652)
     Customer banking fees and service charges                                                  58,148             51,261
     Gain on sale, settlement and transfer of loans, net                                        34,619              4,924
     (Loss) gain on sale of assets, net                                                         (1,886)               439
     Gain on non-monetary exchange of Star Systems common stock                                     --             20,671
     Other income                                                                                6,228              8,588
                                                                                              --------         ----------
         Total noninterest income                                                               88,294             59,231
                                                                                              --------         ----------

Noninterest expense:
     Compensation and employee benefits                                                        124,784            117,735
     Occupancy and equipment                                                                    40,235             37,850
     Professional fees                                                                           7,326              4,848
     Loan expense                                                                                4,156              4,202
     Foreclosed real estate operations, net                                                       (832)              (398)
     Amortization of goodwill and other intangible assets                                        1,167             14,940
     Other expense                                                                              55,702             51,961
                                                                                              --------         ----------
         Total noninterest expense                                                             232,538            231,138
                                                                                              --------         ----------

Income before income taxes and minority interest                                               223,437            138,565
Income tax expense                                                                              91,287             36,183
Minority interest                                                                                6,747              6,747
                                                                                              --------         ----------
         Net income                                                                           $125,403         $   95,635
                                                                                              ========         ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                            Three Months Ended March 31,
                                                                          --------------------------------
                                                                                2002             2001
                                                                             ----------       ----------
    Net income                                                                $125,403         $ 95,635

    Other comprehensive income, net of tax:
        Unrealized holding (loss) gain on securities available for sale:
           Unrealized holding (loss) gain arising during the period            (23,722)          99,215
           Less: reclassification adjustment for gain included
               in net income                                                      (767)             (82)
                                                                              --------         --------
                                                                               (24,489)          99,133
        Amortization of market adjustment for securities
           transferred from available-for-sale to held-to-maturity                  --            1,477

        Transition adjustment upon adoption of SFAS No. 133                         --          (44,647)

        Change in fair value of  derivatives  used for cash flow hedges, net of applicable taxes of $24,858 in 2002 and
           $25,689 in 2001                                                      35,991          (37,197)
                                                                              --------         --------

    Other comprehensive income                                                  11,502           18,766
                                                                              --------         --------

    Comprehensive income                                                      $136,905         $114,401
                                                                              ========         ========

    See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)
                                 (in thousands)


                                                                   Additional    Accumulated Other Comprehensive (Loss) Income, Net
                                                         Common      Paid-in    ----------------------------------------------------
                                                          Stock      Capital        Securities        Derivatives           Total
                                                          -----      -------        ----------        -----------           -----
Balance at December 31, 2001                               $1      $1,569,894        $ 56,052          $(119,379)         $(63,327)

Net income                                                 --              --              --                 --                --
Change in net unrealized holding gain
    on securities available for sale                       --              --         (24,489)                --           (24,489)
Change in net unrealized holding loss
    on derivatives                                         --              --              --             35,991            35,991
Dividends to parent                                        --              --              --                 --                --
Impact of Golden State restricted
    common stock                                           --           2,159              --                 --                --
Tax benefit on exercise of stock options                   --             556              --                 --                --
                                                           --      ----------        --------          ---------          --------

Balance at March 31, 2002                                  $1      $1,572,609        $ 31,563          $ (83,388)         $(51,825)
                                                           ==      ==========        ========          =========          ========


                                                                                                                        (Continued)

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)
                                 (in thousands)


                                                            Retained
                                                            Earnings           Total
                                                         (Substantially     Stockholder's
                                                           Restricted)         Equity
                                                         ----------          ------
Balance at December 31, 2001                             $1,118,221        $2,624,789

Net income                                                  125,403           125,403
Change in net unrealized holding gain
    on securities available for sale                             --           (24,489)
Change in net unrealized holding loss
    on derivatives                                               --            35,991
Dividends to parent                                         (80,000)          (80,000)
Impact of Golden State restricted
    common stock                                                 --             2,159
Tax benefit on exercise of stock options                         --               556
                                                         ----------        ----------


Balance at March 31, 2002                                $1,163,624        $2,684,409
                                                         ==========        ==========


See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                       Three Months Ended March 31,
                                                                                      ------------------------------
                                                                                          2002              2001
                                                                                          ----              ----
  Cash flows from operating activities:
  Net income                                                                          $   125,403        $    95,635
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Amortization of goodwill and other intangible assets                                   1,167             14,940
     Amortization of purchase accounting premiums and discounts, net                        3,668              1,546
     Accretion of discount on borrowings                                                      226                285
     Amortization of MSRs                                                                 114,325             58,415
     Loss (gain) on sale of assets, net                                                     1,886               (439)
     Gain on sale of foreclosed real estate, net                                           (1,179)              (855)
     Loss on sale, settlement and transfer of loans, net                                  117,924             32,766
     Capitalization of originated MSRs                                                   (152,543)           (37,690)
     Depreciation and amortization of premises and equipment                               13,341             12,562
     Amortization of deferred debt issuance costs                                           1,491              1,836
     FHLB stock dividends                                                                 (20,839)           (23,046)
     Purchases and originations of loans held for sale                                 (6,461,450)        (2,289,629)
     Net proceeds from the sale of loans held for sale                                  6,719,741          1,420,877
     Net gain on derivatives used to hedge MSRs                                           (19,280)            (2,405)
     Provision for loss on MSRs                                                            27,107             77,000
     Decrease in other assets                                                              64,207            294,716
     Decrease in accrued interest receivable                                                7,402              8,617
     (Decrease) increase in other liabilities                                             (55,135)           216,444
     Amortization of deferred compensation expense-Golden State
         restricted common stock                                                              430                479
     Gain on non-monetary exchange of Star Systems common stock                                --            (20,671)
     Reduction in net accrued tax liability                                                    --            (25,805)
     Minority interest                                                                      6,747              6,747
                                                                                      -----------        -----------
         Net cash provided by (used in) operating activities                              494,639           (157,675)
                                                                                      -----------        -----------


                                                                                                          (Continued)

  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                       Three Months Ended March 31,
                                                                                     --------------------------------
                                                                                          2002               2001
                                                                                          ----               ----
  Cash flows from investing activities:

       Purchases of securities available for sale                                    $    (25,539)       $       (155)
       Proceeds from maturities of securities available for sale                           23,170             269,891
       Purchases of securities held to maturity                                              (995)             (1,386)
       Principal payments and proceeds from maturities
          of securities held to maturity                                                    2,369              26,353
       Purchases of mortgage-backed securities available for sale                         (43,644)            (41,198)
       Principal payments on mortgage-backed securities available for sale              1,220,752             441,524
       Proceeds from sales of mortgage-backed securities available for sale                29,268                  --
       Principal payments on mortgage-backed securities held to maturity                   82,852             104,849
       Proceeds from sales of loans                                                        31,901               5,487
       Loan originations and principal collections, net                                 2,035,111             177,330
       Purchases of loans receivable                                                   (1,402,470)         (1,486,453)
       Purchases of FHLB stock                                                            (21,775)                 --
       Redemption of FHLB stock                                                           100,165                  --
       Purchases of premises and equipment                                                (11,238)            (12,364)
       Proceeds from disposal of premises and equipment                                     4,236               2,546
       Proceeds from sales of foreclosed real estate                                        9,390               7,211
       Purchases of MSRs                                                                  (91,816)            (62,709)
       Hedge receipts (payments)                                                           19,942             (10,005)
       Purchases of derivatives                                                          (416,887)           (121,967)
       Proceeds from sales and settlements of derivatives                                 475,008             133,712
                                                                                     ------------        ------------
          Net cash provided by (used in) investing activities                           2,019,800            (567,334)
                                                                                     ------------        ------------

  Cash flows from financing activities:

       Net (decrease) increase in deposits                                               (239,093)          1,013,110
       Proceeds from additional borrowings                                             30,601,848          24,400,121
       Principal payments on borrowings                                               (32,481,000)        (24,048,510)
       Principal payment of FN Holdings Notes                                                (250)                 --
       Net decrease in securities sold under agreements to repurchase                    (203,749)           (450,864)
       Dividends on common stock                                                          (80,000)            (50,000)
       Dividends paid to minority stockholders of subsidiary, net of taxes                 (6,747)             (6,747)
         Tax benefit on exercise of stock options                                             556                 386
                                                                                     ------------        ------------

          Net cash (used in) provided by financing activities                          (2,408,435)            857,496
                                                                                     ------------        ------------

  Net change in cash and cash equivalents                                                 106,004             132,487
  Cash and cash equivalents at beginning of period                                        805,171             783,074
                                                                                     ------------        ------------
  Cash and cash equivalents at end of period                                         $    911,175        $    915,561
                                                                                     ============        ============


  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     These financial statements are in accordance with GAAP for interim financial information and Regulation S-X, Article 10. They are unaudited and exclude some of the disclosures for complete financial statements. Management believes it has made all adjustments necessary so that the financial statements are presented fairly. The results of operations for the three months ended March 31, 2002 may not indicate future results. Certain prior period amounts have been reclassified to conform to current presentation.

     These financial statements should be read with the consolidated financial statements of GS Holdings included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. A glossary of defined terms begins on page 38 of this document. All terms used but not defined in the glossary are clarified in the Company's Annual Report on Form 10-K.

     GS Holdings, a wholly owned subsidiary of Golden State, is a holding company whose only significant asset is all of the common and preferred stock of the Bank. Activities for the consolidated entity are primarily carried out by the Bank and its subsidiaries.

     These unaudited consolidated financial statements include the accounts of GS Holdings, the Bank and the Bank's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Minority interest represents amounts attributable to the REIT Preferred Stock of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank.

     As GS Holdings' common stock is wholly owned by Golden State, EPS data is not presented.

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3)  CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS

                                                                                           Quarter Ended March 31,
                                                                                           -----------------------
                                                                                             2002           2001
                                                                                             ----           ----
                                                                                                (in thousands)
Cash paid for:
    Interest                                                                               $459,517     $  814,456
    Income taxes, net                                                                         3,541            767

    Transfer of loans to foreclosed real estate                                               5,710          5,816
    Loans made to facilitate the sale of real estate                                             --            168
    Reclassification of loans from loans held for sale to loans receivable                       --          4,863
    Reclassification of loans receivable to loans held for sale                              22,542         17,133
    Impact of restricted common stock                                                         2,159          2,117
    Reclassification of mortgage-backed securities from the held-to-maturity
       portfolio to the available-for-sale portfolio upon the adoption of SFAS No. 133           --      1,067,933
    Reclassification of securities from the held-to-maturity portfolio to the
       available-for-sale portfolio upon the adoption of SFAS No. 133                            --         84,984
    Reclassification of derivative assets ($173.6 million) and derivative liabilities
        ($8.8 million) related to MSRs at fair value upon the adoption of SFAS No. 133           --        164,767
    Transfer of loans receivable to claims receivable                                        63,898         48,514

(4)  REDEMPTION OF FN HOLDINGS NOTES

     On January 2, 2002, GS Holdings redeemed the remaining $250 thousand principal of the FN Holdings 10 5/8% Senior Notes for a redemption price of $263 thousand, including accrued interest. The premium paid in connection with the redemption was not material.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(5)  SEGMENT REPORTING

     The Company derives most of its revenues from interest income, and interest expense is the most significant expense. Therefore, net interest income after provision for loan losses is presented for each segment. Because the Company also evaluates performance based on noninterest income and noninterest expense goals, these measures of segment profit and loss are also presented. The Company does not allocate income taxes to the segments.

                                                                           Three Months Ended March 31,
                                                                    -------------------------------------------
                                                                     Community       Mortgage
                                                                      Banking         Banking          TOTAL
                                                                      -------         -------          -----
                                                                                   (in thousands)
      Net interest income after provision for loan losses: (a)
      2002                                                          $   347,922     $   45,387      $   393,309
      2001                                                              332,030          8,027          340,057

      Noninterest income: (b)
      2002                                                          $    75,590     $   22,338      $    97,928
      2001                                                               83,259        (15,540)          67,719

      Noninterest expense: (c)
      2002                                                          $   190,283     $   43,415      $   233,698
      2001                                                              194,394         37,904          232,298

      Pre-tax contribution:
      2002                                                          $   233,229     $   24,310      $   257,539
      2001                                                              220,895        (45,417)         175,478

      Segment assets at period end: (d)
      2002                                                          $53,923,236     $5,667,673 (e)  $59,590,909
      2001                                                           61,723,458      5,126,172 (e)   66,849,630

      -----------------
      (a) Includes $25.6 million and $29.6 million for the three months ended March 31, 2002 and 2001, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $39.9 million and $58.2 million for the three months ended March 31, 2002 and 2001, respectively, in interest income and expense on intercompany loans.

      (b) Includes $9.6 million and $8.5 million for the three months ended March 31, 2002 and 2001, respectively, in intercompany servicing fees.

      (c) Includes $1.2 million for each of the three months ended March 31, 2002 and 2001 in intercompany noninterest expense.

      (d) Includes $5.4 billion and $5.0 billion for 2002 and 2001, respectively, in intercompany borrowings and $47.1 million and $44.3 million for 2002 and 2001, respectively, in intercompany deposits maintained with the Bank.

      (e)  Includes  $1.9  billion   and   $1.5  billion  for   2002  and  2001,
           respectively, in MSRs and the related hedge.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The following reconciles the above table to the amounts shown on the consolidated financial statements (in thousands):

                                                                                       Three Months Ended March 31,
                                                                                     --------------------------------
                                                                                        2002                2001
                                                                                        ----                ----
      Net interest income after provision for loan losses:
      Total net interest income for reportable segments                              $   393,309         $   340,057
      Elimination of intersegment net interest income                                    (25,628)            (29,585)
                                                                                     -----------         -----------
      Total                                                                          $   367,681         $   310,472
                                                                                     ===========         ===========

      Noninterest income:
      Total noninterest income for reportable segments                               $    97,928         $    67,719
      Elimination of intersegment servicing fees                                          (9,634)             (8,488)
                                                                                     -----------         -----------
      Total                                                                          $    88,294         $    59,231
                                                                                     ===========         ===========

      Noninterest expense:
      Total noninterest expense for reportable segments                              $   233,698         $   232,298
      Elimination of intersegment expense                                                 (1,160)             (1,160)
                                                                                     -----------         -----------
      Total                                                                          $   232,538         $   231,138
                                                                                     ===========         ===========

      Pre-tax contribution:
      Total contributions for reportable segments                                    $   257,539         $   175,478
      Elimination of intersegment contributions                                          (34,102)            (36,913)
                                                                                     -----------         -----------
      Total                                                                          $   223,437         $   138,565
                                                                                     ===========         ===========

      Total assets at period end:
      Total assets for reportable segments                                           $59,590,909         $66,849,630
      Elimination of intersegment borrowings                                          (5,427,017)         (5,040,038)
      Elimination of intersegment deposits                                               (47,104)            (44,313)
                                                                                     -----------         -----------
      Total                                                                          $54,116,788         $61,765,279
                                                                                     ===========         ===========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(6)  LOANS RECEIVABLE, NET

     Loans receivable, net, included the following (in thousands):

                                                                           March 31, 2002     December 31, 2001
                                                                           --------------     -----------------
     Real estate loans:
            1-4 unit residential                                             $28,666,029         $29,546,035
            Multi-family residential                                           4,307,206           4,130,287
            Commercial real estate                                             2,311,530           2,354,919
            Land                                                                  13,415              14,055
            Construction                                                           1,659               2,495
                                                                             -----------         -----------
               Total real estate loans                                        35,299,839          36,047,791
                                                                             -----------         -----------

            Equity-line                                                          700,712             639,297
            Other consumer loans                                                 252,677             283,434
            Auto loans, net (a)                                                1,968,605           1,917,591
            Commercial loans                                                     720,016             693,114
                                                                             -----------         -----------
               Total consumer and other loans                                  3,642,010           3,533,436
                                                                             -----------         -----------
               Total loans receivable                                         38,941,849          39,581,227
                                                                             -----------         -----------

            Deferred loan fees, costs, discounts and premiums, net               237,737             243,120
            Allowance for loan losses                                           (482,884)           (497,298)
            Purchase accounting adjustments, net                                   7,060               8,574
                                                                             -----------         -----------
               Total loans receivable, net                                   $38,703,762         $39,335,623
                                                                             ===========         ===========

     -----------
     (a) $813.2 million, or 41% and $766.0 million, or 40% of this portfolio, represents prime product as of March 31, 2002 and December 31, 2001, respectively.

(7)  INTANGIBLE ASSETS

     Upon adopting SFAS No. 142, management reviewed the records from the Company's various acquisitions. At March 31, 2002, the Company's goodwill and other intangible assets totalled $639.7 million. Of this amount, $590.4 million represents goodwill that is no longer being amortized as of January 1, 2002 pursuant to SFAS No. 142. The remaining $49.3 million represents other intangible assets that continue to be amortized. In addition, the Company held MSR balances in the amount of $1,778.7 million at March 31, 2002.

     The following table provides details on intangible assets including MSRs:

                                           As of March 31, 2002                      As of December 31, 2001
                                 ----------------------------------------    ----------------------------------------
                                    Gross                         Net         Gross                          Net
                                  Carrying     Accumulated     Carrying       Carrying     Accumulated     Carrying
                                    Value      Amortization      Value         Value      Amortization       Value
                                    -----      ------------      -----         -----      ------------       -----
                                                                 (dollars in thousands)
Amortizable intangible assets:
    Unidentifiable intangibles   $   64,451    $   (16,106)   $   48,345     $   64,451    $   (15,030)   $   49,421
    Core deposit intangibles          5,513         (4,602)          911          5,513         (4,511)        1,002
                                 ----------    -----------    ----------     ----------    -----------    ----------
       Other intangible assets       69,964        (20,708)       49,256         69,964        (19,541)       50,423
    MSRs                          2,997,674 (a) (1,219,023)    1,778,651 (a)  2,728,643 (a) (1,104,696)    1,623,947 (a)
    Goodwill                             --             --            --        876,890       (286,470)      590,420
                                -----------    -----------    ----------     ----------    -----------    ----------
       Total amortizable
          intangible assets     $3,067,638     $(1,239,731)   $1,827,907     $3,675,497    $(1,410,707)   $2,264,790
                                ==========     ===========    ==========     ==========    ===========    ==========
Unamortizable goodwill          $  876,890     $  (286,470)   $  590,420     $       --    $        --    $       --
                                ==========     ===========    ==========     ==========    ===========    ==========

                                                                                                         (Continued)

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


------------
(a) After deducting $180.5 million and $153.3 million for the valuation allowance at March 31, 2002 and December 31, 2001, respectively.

     As of March 31, 2002, all of the Company's goodwill, totalling $590.4 million, is included in the community-banking reporting segment. There were no changes in the balance of goodwill from December 31, 2001 to March 31, 2002. Intangible acquisitions during the period were as follows:

                                                                 Three Months Ended March 31,
                                            --------------------------------------------------------------------------
                                                          2002                                    2001
                                            ----------------------------------     -----------------------------------
                                              Gross             Weighted             Gross             Weighted
                                            Carrying            Average            Carrying            Average
                                              Value        Maturity (in years)       Value         Maturity (in years)
                                              -----        -------------------       -----         -------------------
                                                                    (dollars in thousands)

MSRs originated and purchased
     during the period                      $244,354              7.1              $100,519              6.8

     During the first quarter of 2002, the Company reviewed the expected present value of future cash flows for all reporting units with recorded goodwill and determined that the carrying value of the goodwill was not impaired. Actual and estimated future amortization expense is as follows:

                                               Unidentifiable  Core Deposit
                                                 Intangibles    Intangibles       MSRs       Goodwill       Total
                                                 -----------    -----------       ----       --------       -----
                                                                           (in thousands)
Amortization expense:
    Three months ended March 31, 2002               $1,076         $  91        $114,325     $     --     $115,492
    Three months ended March 31, 2001                1,076            91          58,415       13,773       73,355

Estimated amortization expense:
    Nine months ending December 31, 2002             3,228           273         235,940           --      239,441
    Year ending December 31,
         2003                                        4,304           364         223,675           --      228,343
         2004                                        4,304           364         193,157           --      197,825
         2005                                        4,304           364         165,147           --      169,815
         2006                                        4,304           364         140,066           --      144,734
         2007                                        4,304           364         119,080           --      123,748

     The impact of the adoption of SFAS No. 142 on earnings was as follows:

                                                                      For the Three Months Ended March 31,
                                                                      ------------------------------------
                                                                        2002                        2001
                                                                        ----                        ----
                                                                                  (in thousands)
Reported net income                                                   $125,403                    $ 95,635
Add back goodwill amortization, net of tax                                  --                      13,713
                                                                      --------                    --------
Adjusted net income                                                   $125,403                    $109,348
                                                                      ========                    ========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(8)  DEPOSITS

     A summary of the carrying value of deposits follows (dollars in thousands):

                                                                   March 31, 2002      December 31, 2001
                                                                   --------------      -----------------
     Transaction Accounts:
        Non-interest checking                                        $ 2,189,140          $ 2,013,162
        Interest-bearing checking                                      2,275,830            2,139,674
                                                                     -----------          -----------
           Subtotal checking                                           4,464,970            4,152,836

        Money market                                                   4,808,135            4,614,223
        Passbook savings                                               3,150,328            3,055,766
                                                                     -----------          -----------
           Total transaction accounts                                 12,423,433           11,822,825

     Certificates of deposit                                          10,312,058           10,618,260
                                                                     -----------          -----------
           Total customer deposits                                    22,735,491           22,441,085

     Custodial accounts                                                2,007,448            2,512,684
     Accrued interest payable                                             39,411               46,184
     Purchase accounting                                                     221                  329
                                                                     -----------          -----------
           Total retail deposits                                      24,782,571           25,000,282

     Brokered Deposits                                                   125,039              146,545
                                                                     -----------          -----------
           Total deposits                                            $24,907,610          $25,146,827
                                                                     ===========          ===========

     Checking deposits (including custodials) as a %
        of retail deposits                                                  26.1%                26.7%
     Transaction accounts (including custodials) as a %
        of retail deposits                                                  58.2%                57.3%

     Checking deposits as a % of customer deposits
        (excluding custodials)                                              19.6%                18.5%
     Transaction accounts as a % of customer deposits
        (excluding custodials)                                              54.6%                52.7%

(9)  ACCRUED TERMINATION AND FACILITIES COSTS

     In connection with the Golden State Acquisition, the Company recorded liabilities resulting from:

     o  branch consolidations due to duplicate facilities and

     o employee severance and termination benefits due to a planned reduction in force.

     The merger and integration plan relating to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income.

     The table below summarizes the activity in the liability for the costs related to the plan (in thousands):

                                                                         Severance and
                                                         Branch           Termination
                                                     Consolidations        Benefits            Total
                                                     --------------        --------            -----
      Balance at December 31, 2001                      $14,208             $12,500           $26,708
          Charges to liability account                     (763)                 --              (763)
                                                        -------             -------           -------
      Balance at March 31, 2002                         $13,445             $12,500           $25,945
                                                        =======             =======           =======

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(10) INCOME TAXES

     During the three months ended March 31, 2002, GS Holdings recorded net income tax expense of $91.3 million.

     During the three months ended March 31, 2001, GS Holdings recorded net income tax expense of $36.2 million, which included a net tax benefit of $25.8 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the then-current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

(11) STOCKHOLDER'S EQUITY

     At March 31, 2002, there were 1,000 shares of GS Holdings common stock issued and outstanding.

     Dividends on common stock during the three months ended March 31, 2002 and 2001 totalled $80.0 million and $50.0 million, respectively.

(12) EXECUTIVE AND STOCK COMPENSATION

     In the first quarter of 2002 and 2001, Golden State granted to certain of the Company's employees non-qualified stock options equivalent to 884,000 and 851,000 shares, respectively, of common stock at a weighted average price of $27.69 and $25.67 per share, respectively, under the Stock Plan. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the three months ended March 31, 2002, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

     During the three months ended March 31, 2002, 107,766 options were exercised and 32,680 options were cancelled or expired under all plans. During the three months ended March 31, 2001, 63,516 options were exercised and 17,245 options were cancelled or expired under all plans.

     At March 31, 2002 and 2001, options to acquire an equivalent of 5,459,153 and 4,441,638 shares and 845,416 and 1,011,416 LTWTMs, respectively, remained outstanding under all plans.

     On January 22, 2002 and 2001, the Golden State awarded to certain of the Company's employees 112,760 and 99,108 shares, respectively, of restricted stock under the Golden State Bancorp Inc. Omnibus Stock Plan. The market value on the date of the award was $27.65 and $26.38 per share, respectively. At March 31, 2002 and 2001, a total of 160,056 and 236,730 restricted shares, respectively, were outstanding. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. During the three months ended March 31, 2002, 152,299 and 2,770 restricted shares were vested and cancelled, respectively. During the three months ended March 31, 2001, 109,134 restricted shares were vested and none was cancelled. The compensation expense based on the stock price on the date of these awards was recognized over the vesting period for each service-period tranche of the award on a straight line basis with a corresponding increase to additional paid-in capital. In addition, dividends on restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. During the three months ended March 31, 2002 and 2001, $0.4 million and $0.5 million, respectively, in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(13) COMMITMENTS, CONTINGENCIES AND OTHER OFF-BALANCE SHEET ACTIVITIES

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

     Listed below are unfunded financial instruments whose contract amounts represent credit risk (in thousands):

                                                                    Contract Amounts at
                                                          ---------------------------------------
                                                          March 31, 2002        Decenber 31, 2001
                                                          --------------        -----------------
              COMMITMENTS TO EXTEND CREDIT
      Unutilized consumer lines                             $1,571,855              $1,146,625
      Unutilized commercial lines of credit                    291,005                 263,682
      Commercial and standby letters of credit                  29,746                  24,953

     The contracts for the Company's commitments to extend credit expire as follows (in thousands):

                                                                  March 31, 2002
                                   ----------------------------------------------------------------------------------
                                                              Contract Amount Expiring in
                                   ----------------------------------------------------------------------------------


COMMITMENTS TO EXTEND CREDIT          TOTAL     LESS THAN 1 YEAR  1 - 3 YEARS    4 - 5 YEARS      MORE THAN 5 YEARS
----------------------------          -----     ----------------  -----------    -----------      -----------------
Unutilized consumer lines          $1,571,855       $506,602        $14,081        $11,358           $1,039,814
Unutilized commercial
     lines of credit                  291,005        195,569         72,374          6,889               16,173
Commercial and standby
     letters of credit                 29,746         29,627            119             --                   --

     The fair value of commitments to extend credit were not significant at either March 31, 2002 or December 31, 2001.

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     OFF-BALANCE SHEET COMMITMENTS TO ORIGINATE, PURCHASE AND SELL LOANS

     The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans that have not been recorded in the Company's balance sheet as they do not meet the definition of a derivative financial instrument. These amounts exclude commitments to extend credit which are summarized above. For more information on derivative instruments, see note 14.

                                                                    Contract Amounts at
                                                          ---------------------------------------
                                                          March 31, 2002        December 31, 2001
                                                          --------------        -----------------
                                                                      (in thousands)
      Commitments to originate loans                        $3,679,558              $3,937,422
      Commitments to purchase loans                          1,317,670               3,791,436
      Mandatory commitments to sell loans                      541,286                 679,182

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

     OFF-BALANCE SHEET EMBEDDED DERIVATIVE OPTIONS

     The Company also has off-balance sheet embedded options in borrowings as shown in the table below (in thousands):

                                                March 31, 2002                            December 31, 2001
                                      -------------------------------------     --------------------------------------
           Instruments                Notional Amount   Estimated Fair Value    Notional Amount   Estimated Fair Value
           -----------                ---------------   --------------------    ---------------   --------------------
     Interest rate caps                 $2,000,000            $68,695              $2,000,000           $52,163
     Interest rate swaptions             1,250,000              9,741               1,250,000             9,448

     The off-balance sheet embedded options in borrowings at March 31, 2002 are scheduled to expire as shown in the table below (in thousands):

                                                           Contract Amount Expiring in:
                                 ---------------------------------------------------------------------------------
                                  Nine Months Ending
INSTRUMENTS                       December 31, 2002          2003            2004            2005          Total
-----------                       -----------------          ----            ----            ----          -----
Interest rate caps                       $--               $400,000        $350,000       $1,250,000     $2,000,000
Interest rate swaptions                   --                150,000              --        1,100,000      1,250,000

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     COMMITMENTS AND CONTINGENCIES

     At March 31, 2002, the Bank had pledged, as collateral, securities as detailed below (in thousands):

                                                                   Mortgage-backed    Mortgage-backed      Commercial
                                                  Securities         Securities          Securities           Paper
                                              Available for Sale  Available for Sale  Held to Maturity     Investments
                                              ------------------  ------------------  ----------------     -----------
  Provide credit enhancements for certain
      bond-financed real estate projects
      originated by Old FNB                         $25,446           $   11,409          $  7,219           $    --

  Pledged securities for principal and
      interest on Bank loan securitization               --              182,320             7,077                --

  Guarantee credit enhancements on
      multi-family bond issues and loans
      securitized by FNMA and FHLMC                   1,031              122,257            26,345                --

  Guarantee credit enhancements on
      loans transferred as part of
      securitization transactions by the Bank            --                   --                --            28,946

  Guarantee state and local agency
      deposits, and certain deposits with the
      Federal Reserve Bank                            2,683              312,126            37,386                --

  Cover the margin on interest rate swap
      agreements                                         --              142,338            55,511                --

  Secure various other obligations                       --            2,799,843           770,078                --

     At March 31, 2002, $25.0 billion in residential loans, $3.7 billion in multifamily loans and $1.6 billion in commercial real estate loans were pledged as collateral for FHLB advances.

     At March 31, 2002, loans receivable included approximately $5.0 billion of loans that had the potential to experience negative amortization.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(14) ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     INTEREST  RATE  RISK  MANAGEMENT - RISK   MANAGEMENT  POLICIES - CASH  FLOW
     HEDGING INSTRUMENTS AND FAIR VALUE HEDGING INSTRUMENTS

     The Company monitors the sensitivity of its NPV and net income under various interest rate scenarios and manages this risk. Quarterly, the Company simulates the NPV and net income expected to be earned over the next twelve months. Market interest rates are projected at various levels to estimate the impact on interest-earning assets, interest-bearing liabilities and mortgage prepayment speeds (which affect the MSR asset). The Company may use derivatives to reduce the volatility of NPV and net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of a derivative by measuring the cost of such an agreement in relation to the reduction in NPV and net income volatility within an assumed range of interest rates.

     INTEREST RATE RISK MANAGEMENT - CASH FLOW HEDGING INSTRUMENTS - BALANCE SHEET HEDGES

     OBJECTIVES AND CONTEXT

     The Company uses variable-rate debt including FHLB advances and Repos as a source of funds for lending and investment activities and other general business purposes. Interest payments on this debt may change if interest rates change. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

     Management hedges a significant portion of its variable-rate interest payments to limit the effect of changing interest rates.

     STRATEGIES

     Management  enters  into  derivative   instruments   agreements  to  manage
fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps.

     The interest rate swaps change the variable-rate cash flow exposure on the short-term FHLB advances and Repos to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate FHLB advances and Repos.

     RESULTS

     Hedges of FHLB advances and Repos were 100% effective for the quarter ended March 31, 2002. The Company hedges the entire amount of the change in fair value of the liabilities with the entire amount of the change in fair value of the derivative instruments.

     Fair value changes in interest rate swap hedging instruments relating to cash flows associated with FHLB advances and Repos are reported in OCI. These amounts are then reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings. The net amount of OCI reclassified into interest expense during the first quarter of 2002 and 2001, was $41.9 million and $5.5 million, respectively.

     As of March 31, 2002 and 2001, approximately $55.2 million and $36.7 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending March 31, 2003 and 2002, respectively.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - MORTGAGE SERVICING RIGHTS HEDGES

     OBJECTIVES AND CONTEXT

     The Company purchases and originates MSRs as a source of fee income. MSRs expose the Company to the variability of their fair value due to changes in the level of prepayments and other variables. The carrying value of MSRs are first adjusted by the calculated change in the fair value of the MSRs being hedged and are then recorded at the lesser of their amortized cost or fair value.

     Management limits the variability in the fair value of a portion of its MSR asset by hedging the change in fair value of the servicing rights asset associated with fixed-rate, non-prepayment penalty loans for which it has recorded MSRs. The Company determines appropriate coverage levels, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company.

     STRATEGIES

     The Company utilizes interest rate swaps, PO swaps, interest rate floors, and swaptions to hedge the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equal 100%. The Company keeps hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement.

     Interest rate swap agreements are contracts to exchange quarterly or semi-annual floating rate payments for fixed-rate payments. The notional amount of the contracts, on which the payments are based, are not exchanged. The primary risks associated with interest rate swaps are the ability of the counterparties to meet the terms of the contract and the possibility that swap rates may not move in an inverse manner or in an amount equal to mortgage rate movements.

     PO swap agreements simulate the ownership of a PO strip, the value of which is affected directly by prepayment rates themselves in an inverse manner to the servicing rights, which act in a manner similar to IO strips. Under a PO swap agreement, the counterparty to the transaction purchases a PO strip and places the PO strip in a trust. The contracts executed prior to December 31, 1998 call for the Company to pay floating interest to the counterparty based on:

     (a)  an index tied to one month LIBOR and

     (b)  the amortized notional balance of the swap.

     The contracts call for the Company to receive cash from the counterparty based on the cash flows received from the PO strip. For PO swap agreements executed after December 31, 1998, the agreement also requires the PO swap to be marked to market value. A decrease in the market value of the PO swap requires the Company to increase the amount paid to the counterparty and an increase in the market value requires the counterparty to increase its payment to the Company. The amounts to be paid and to be received are then netted together each month. The nature of this instrument results in increased cash flows and positive changes in the value of the PO swap during a declining interest rate environment. This positive change in the value of the PO swap is highly correlated to prepayment activity. PO swap agreements present yield curve risk to the extent that short term interest rates (which impact the cash amount that the Company pays on the PO swap to the counterparty) rise while long term rates (which drive prepayment rates) stay the same. A third type of risk associated with PO swaps is the ability of the counterparties to meet the terms of the contract.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     Interest rate floors are interest rate protection instruments that involve payment from the seller to the buyer of an interest differential. This differential is the difference between a long-term rate (E.G., 10-year Constant Maturity Swaps in 2002 and 2001) and an agreed-upon rate, the strike rate, applied to a notional principal amount. By purchasing a floor, the Company will be paid the differential on a monthly basis by a counterparty, when the current long-term rate falls below the strike level of the agreement. The fair value of interest rate floor agreements is included in derivative assets or liabilities. Interest rate floors are subject to basis risk because of differences in movements of mortgage and LIBOR rates, market volatility and the impact of changes in the yield curve. In addition, a credit risk associated with purchased interest rate floor agreements is the ability of the counterparties to meet the terms of the contract.

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

     RESULTS

     Risk management results related to the hedging of MSRs are summarized below and are included in the caption entitled "Loan servicing fees, net" in the accompanying consolidated statements of income (in thousands). The net gain or loss represents the ineffectiveness of the hedges.

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      2002              2001
                                                                      ----              ----
       (Loss) gain on designated derivative contracts               $(32,497)         $ 33,597
       Increase (decrease) in value of designated MSRs                51,777           (31,192)
                                                                    --------          --------
       Net gain on derivatives used to hedge MSRs                   $ 19,280          $  2,405
                                                                    ========          ========

     INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - WAREHOUSE LOANS

     OBJECTIVES AND CONTEXT

     The Company, as part of its traditional real estate lending activities, originates fixed-rate 1-4 unit residential loans for sale in the secondary market. At the time of origination, management identifies loans it plans to sell. These warehoused loans have been classified as loans held for sale, net, in the consolidated balance sheet and are carried at fair market value, less the values associated with servicing (for those loans which are hedged) or at the lower of aggregate amortized cost or fair market value (for those loans which are not hedged). These loans expose the Company to the variability of their fair value due to changes in interest rates. If interest rates increase, the value of the loans decreases. Conversely, if interest rates decrease, the value of the loans increases.

     Management limits the variability of a major portion of the change in fair value of its loans held for sale by hedging substantially all of its warehoused loans held for sale to third parties.

     STRATEGIES

     Management employs forward loan sale hedging techniques to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans.

     The forward loan sales lock in the price for the sale of either specific loans held for sale or a generic group of loans held for sale.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     RESULTS

     Risk management results related to the hedging of warehouse loans are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income (in thousands):

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    2002           2001
                                                                                    ----           ----
Transition adjustment upon adoption of SFAS No. 133                               $     --       $ 3,834
Unrealized loss on designated forward loan sale commitments recognized             (13,518)       (1,680)
Increase in value of warehouse loans                                                18,710         1,405
                                                                                  --------       -------
Net hedge ineffectiveness                                                         $  5,192       $ 3,559
                                                                                  ========       =======

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

     Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income (in thousands):

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    2002           2001
                                                                                    ----           ----
Transition adjustment upon adoption of SFAS No. 133                               $    --        $(2,785)
Unrealized loss on undesignated forward loan sale commitments                      (1,760)          (976)
     recognized to income
Gain on undesignated interest rate loan commitments recognized to income            5,439            113
                                                                                  -------        -------
Net gain (loss) on derivatives                                                    $ 3,679        $(3,648)
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

                                                            March 31, 2002                     December 31, 2001
                                                    ------------------------------       ------------------------------
                                                    Notional                             Notional
                                                     Amount        Credit Risk (1)        Amount        Credit Risk (1)
                                                     ------        ---------------        ------        ---------------
  Interest rate swaps -  borrowings                $ 4,639,670         $     --         $ 4,089,670          $     --
  Interest rate swaps hedging MSRs                     440,000               --           2,462,000             7,561
  PO swaps                                             337,669               --             378,928             6,411
  Interest rate floors                               1,153,000           25,179           3,054,000            78,917
  Interest rate swaptions                            4,547,000          144,781           4,111,000           183,641
  Forward loan sale commitments                      3,266,024           21,601           3,980,863            36,879
  Interest rate lock commitments                     1,574,124               --           1,870,852                --
  Other                                                 25,000               --                  --                --
                                                   -----------         --------          -----------         --------
              Total                                $15,982,487         $191,561          $19,947,313         $313,409
                                                   ===========         ========          ===========         ========

-------------
  (1) Credit risk represents the amount of unrealized gain included in derivative assets which is subject to counterparty credit risk. It reflects the effect of master netting agreements and excludes $109.3 million and $95.2 million cash collateral held by the Bank at March 31, 2002 and December 31, 2001, respectively.

       Derivative financial instruments used for other-than-trading purposes at March 31, 2002 are scheduled to mature as follows (in thousands):

                                                                 Notional Amounts
                           -----------------------------------------------------------------------------------------
                           Nine Months Ending
                            December 31, 2002     2003         2004        2005        2006     Thereafter     Total
                            -----------------     ----         ----        ----        ----     ----------     -----
  Interest rate swaps -
     borrowings                $  400,000      $  715,000   $2,004,670  $  650,000   $800,000   $   70,000   $ 4,639,670
  Interest rate swaps
     hedging MSRs                      --              --           --          --         --      440,000       440,000
  PO swaps                         99,656          31,983       87,910          --         --      118,120       337,669
  Interest rate floors                 --              --           --          --    177,000      976,000     1,153,000
  Interest rate swaptions              --       2,574,000    1,562,000     411,000         --           --     4,547,000
  Forward loan sale
     commitments                3,266,024              --           --          --         --           --     3,266,024
  Interest rate lock
     commitments                1,574,124              --           --          --         --           --     1,574,124
  Other                            25,000              --           --          --         --           --        25,000
                               ----------      ----------   ----------  ----------   --------   ----------   -----------
        Total                  $5,364,804      $3,320,983   $3,654,580  $1,061,000   $977,000   $1,604,120   $15,982,487
                               ==========      ==========   ==========  ==========   ========   ==========   ===========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(15) RECENT ACCOUNTING PRONOUNCEMENTS

     GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 supersedes APB Opinion No. 17 and establishes new accounting standards for both identifiable and unidentifiable intangible assets acquired in a business combination, including goodwill, but does not address internally developed intangible assets. It requires recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by APB Opinion No. 17. Instead, goodwill is tested for impairment at a level referred to as a reporting unit. A reporting unit is the same level as, or one level below, an operating segment (as that term is used in SFAS No. 131).

     Goodwill is tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests that might reduce the fair value of a reporting unit below its carrying value. An example of such an event or circumstance may include an adverse change in the business climate or market, a legal factor, an action by regulators, an introduction of competition, or a loss of key personnel. Goodwill would also be tested for impairment on an interim basis when:

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

     Goodwill is tested for impairment using a two-step approach. The first step is a comparison of the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and no further work is required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test must be performed. The second step of the impairment test is a comparison of the implied fair value of goodwill to its carrying amount. If the implied fair value of goodwill is less than its carrying amount, goodwill is considered impaired and an impairment loss recognized. The impairment loss would be measured as the amount by which the carrying amount of goodwill exceeds its implied fair value.

     Acquired intangible assets other than goodwill are amortized over their useful economic lives and reviewed for impairment in accordance with SFAS No. 144.

     The impact of the adoption of SFAS No. 142 increases GAAP earnings by $13.7 million per quarter in 2002.

     ACCOUNTING BY CERTAIN ENTITIES (INCLUDING ENTITIES WITH TRADE RECEIVABLES) THAT LEND TO OR FINANCE THE ACTIVITIES OF OTHERS

     In December 2001, the AICPA issued SOP 01-6. SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. SOP 01-6 reconciles the specialized accounting and financial reporting guidance established in the existing Banks and Savings Institutions Guide, Audits of Credit Unions Guide, and Audits of Finance Companies Guide. The SOP eliminates differences in accounting and disclosure established by the respective guides and carries forward accounting guidance for transactions determined to be unique to certain financial institutions. The adoption of this pronouncement has not had a material impact on the Company's results of operations or financial condition.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS. THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT PERTAIN TO OUR FUTURE OPERATING RESULTS. WORDS SUCH AS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY THESE STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS AND ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS DUE TO SUCH FACTORS AS (I) PORTFOLIO CONCENTRATIONS;
(II) INTEREST RATE CHANGES, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES, THE SHAPE OF THE YIELD CURVE AND THE TREASURY-EURODOLLAR SPREAD; (III) CHANGES IN ASSET PREPAYMENT SPEEDS; (IV) CHANGES IN OUR COMPETITIVE AND REGULATORY
ENVIRONMENTS; AND (V) CHANGES IN THE AVAILABILITY OF NET OPERATING LOSS CARRYOVERS AND DEFERRED TAX LIABILITIES. SEE "BUSINESS--FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 FOR A DISCUSSION OF THESE FACTORS IN GREATER DETAIL. WE ASSUME NO OBLIGATION TO UPDATE ANY OF OUR FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICIES

     In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results. The Company's valuation of its MSRs and its determination of the adequacy of its allowance for loan losses are particularly subject to management's judgment and estimates. The Company's accounting policies for these two areas are discussed at length in notes 2(m) and 2(e) of the Company's Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K.

OVERVIEW

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

     NET INCOME

     GS Holdings reported net income for the three months ended March 31, 2002 of $125.4 million, compared with net income of $95.6 million for the corresponding period in 2001. The Bank's efficiency ratio was 47.61% for the three months ended March 31, 2002, compared to 52.93% for the comparable period in 2001.

     The Company adopted SFAS No. 142 effective January 1, 2002, which requires that goodwill no longer be amortized. The effect of the adoption was to reduce goodwill amortization by $13.8 million for the three months ended March 31, 2002 compared to the same period a year ago. Excluding the effect of the adoption of SFAS No. 142, net income for the three months ended March 31, 2001 was $109.3 million.

     FINANCIAL CONDITION

     During the three months ended March 31, 2002, consolidated total assets decreased to $54.1 billion from $56.5 billion and total liabilities decreased to $50.9 billion from $53.4 billion at December 31, 2001. Mortgage-backed securities, loans receivable and loans held for sale declined $1.3 billion, $631.9 million and $409.5 million, respectively, during the three month period, while securities increased $1.1 million during the same period. This shift in loans and mortgage-backed securities is primarily due to high repayment rates in light of the declining interest rate environment. Deposits decreased $239.2 million during the three months ended March 31, 2002, including decreases of $505.2 million in custodial accounts, $306.2 million in CDs and $21.5 million in Brokered Deposits, offset by a $600.6 million increase in transaction accounts. Total borrowings, including securities sold under agreements to repurchase, FHLB advances and other borrowings, declined $2.1 billion during the three months ended March 31, 2002.

     During the three months ended March 31, 2002, stockholder's equity increased $59.6 million to $2.7 billion. The increase in stockholder's equity is principally the result of $125.4 million in net income for the period and $36.0 million in net unrealized gains, after tax, on derivatives. These amounts are partially offset by $80.0 million of common stock dividends and $24.5 million in net unrealized losses, after tax, on securities available for sale.

     GS Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $117.2 million at March 31, 2002 compared with $124.1 million at December 31, 2001. Total non-performing assets as a percentage of the Bank's total assets was 0.22% at both March 31, 2002 and December 31, 2001.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001

     The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                    Three Months Ended March 31, 2002
                                                                 ---------------------------------------
                                                                 Average                         Average
                                                                 Balance        Interest           Rate
                                                                 -------        --------           ----
                                                                           (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)       $   262          $  2             2.91%
     Mortgage-backed securities available for sale                 6,109            93             6.06
     Mortgage-backed securities held to maturity                   1,329            21             6.45
     Loans held for sale, net                                      2,698            42             6.20
     Loans receivable, net:
         Residential                                              29,014           448             6.18
         Commercial real estate                                    6,469           116             7.21
         Consumer                                                    945            15             6.30
         Automobile                                                1,939            60            12.56
         Commercial banking                                          701            10             5.72
                                                                 -------          ----
     Loans receivable, net                                        39,068           649             6.66
     FHLB stock                                                    1,390            21             6.08
                                                                 -------          ----
         Total interest-earning assets                            50,856           828             6.52%
                                                                                  ----
Noninterest-earning assets                                         4,259
                                                                 -------
         Total assets                                            $55,115
                                                                 =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                    $24,811          $135             2.21%
     Securities sold under agreements to repurchase (3)            2,235            21             3.82
     Borrowings (3)                                               23,620           303             5.17
     Other                                                           161             1             1.75
                                                                 -------          ----
         Total interest-bearing liabilities                       50,827           460             3.65%
                                                                                  ----
Noninterest-bearing liabilities                                    1,176
Minority interest                                                    495
Stockholder's equity                                               2,617
                                                                 -------
         Total liabilities, minority interest
             and stockholder's equity                            $55,115
                                                                 =======
Net interest income                                                               $368
                                                                                  ====
Interest rate spread (4)                                                                           2.87%
                                                                                                  =====
Net interest margin                                                                                2.87%
                                                                                                  =====

Return on average assets                                                                           0.91%
                                                                                                  =====
Return on average common equity                                                                   19.17%
                                                                                                  =====
Return on tangible common equity                                                                  25.61%
                                                                                                  =====
Average equity to average assets                                                                   4.75%
                                                                                                  =====

                                                                                Three Months Ended March 31, 2001
                                                                             ---------------------------------------
                                                                             Average                         Average
                                                                             Balance          Interest         Rate
                                                                             -------          --------         ----
                                                                                       (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)                   $ 1,294           $   20          6.09%
     Mortgage-backed securities available for sale                            10,769              181          6.72
     Mortgage-backed securities held to maturity                               1,740               37          8.60
     Loans held for sale, net                                                  1,136               20          7.09
     Loans receivable, net:
         Residential                                                          31,645              570          7.20
         Commercial real estate                                                6,033              128          8.51
         Consumer                                                                860               22          9.95
         Automobile                                                            1,637               46         11.40
         Commercial banking                                                      550               12          9.18
                                                                             -------           ------
     Loans receivable, net                                                    40,725              778          7.65
     FHLB stock                                                                1,379               23          6.78
                                                                             -------           ------
         Total interest-earning assets                                        57,043            1,059          7.44%
                                                                                               ------
Noninterest-earning assets                                                     3,463
                                                                             -------
         Total assets                                                        $60,506
                                                                             =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                                $23,656           $  241          4.13%
     Securities sold under agreements to repurchase (3)                        4,166               68          6.52
     Borrowings (3)                                                           28,812              440          6.16
                                                                             -------           ------
         Total interest-bearing liabilities                                   56,634              749          5.34%
                                                                                               ------
Noninterest-bearing liabilities                                                1,101
Minority interest                                                                495
Stockholder's equity                                                           2,276
                                                                             -------
         Total liabilities, minority interest
              and stockholder's equity                                       $60,506
                                                                             =======
Net interest income                                                                            $  310
                                                                                               ======
Interest rate spread (4)                                                                                       2.10%
                                                                                                              =====
Net interest margin                                                                                            2.14%
                                                                                                              =====

Return on average assets                                                                                       0.63%
                                                                                                              =====
Return on average common equity                                                                               16.81%
                                                                                                              =====
Return on tangible common equity                                                                              27.77%
                                                                                                              =====
Average equity to average assets                                                                               3.76%
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

                                                                Three Months Ended March 31, 2002 vs. 2001
                                                                        Increase (Decrease) Due to
                                                              ----------------------------------------------
                                                                   Volume           Rate            Net
                                                                   ------           ----            ---
INTEREST INCOME:                                                                (in millions)
     Securities and interest-bearing deposits in banks             $  (9)          $  (9)          $ (18)
     Mortgage-backed securities available for sale                   (72)            (16)            (88)
     Mortgage-backed securities held to maturity                      (8)             (8)            (16)
     Loans held for sale, net                                         24              (2)             22
     Loans receivable, net                                           (17)           (112)           (129)
     FHLB stock                                                       --              (2)             (2)
                                                                   -----           -----           -----
          Total                                                      (82)           (149)           (231)
                                                                   -----           -----           -----

INTEREST EXPENSE:

     Deposits                                                        362            (468)           (106)
     Securities sold under agreements to repurchase                  (26)            (21)            (47)
     Borrowings                                                      (69)            (68)           (137)
     Other                                                             1              --               1
                                                                   -----           -----           -----
          Total                                                      268            (557)           (289)
                                                                   -----           -----           -----
                 Change in net interest income                     $(350)          $ 408           $  58
                                                                   =====           =====           =====

     INTEREST INCOME. Total interest income was $827.7 million for the three months ended March 31, 2002, a decrease of $231.4 million from the three months ended March 31, 2001. Total interest-earning assets for the three months ended March 31, 2002 averaged $50.9 billion, compared to $57.0 billion for the corresponding period in 2001. The decrease in interest-earning assets is primarily a result of a decline in mortgage-backed securities, principally due to management's decision to sharply reduce purchases, and net loan run off, as well as decreased securities volume. These decreases were partially offset by an increase in loans held for sale due to heightened borrower refinancing activity in the declining interest rate environment. The yield on total interest-earning assets during the three months ended March 31, 2002 decreased to 6.52% from 7.44% for the three months ended March 31, 2001, primarily due to the repricing of loans and mortgage-backed securities available for sale at lower rates. At March 31, 2002, 12% of the Company's portfolio loans were tied to COFI indices, 13% to Treasury-based indices and 48% were "hybrid" ARMs - fixed for three to ten years and then adjusting annually. Twenty-three percent of the portfolio was fixed. The remaining 4% of the portfolio was in other adjustable-rate products.

     GS Holdings earned $649.2 million of interest income on loans receivable for the three months ended March 31, 2002, a decrease of $128.6 million from the three months ended March 31, 2001. The average balance of loans receivable was $39.1 billion for three months ended March 31, 2002, compared to $40.7 billion for the same period in 2001. The weighted average yield on loans receivable decreased to 6.66% for the three months ended March 31, 2002 from 7.65% for the three months ended March 31, 2001. The decrease in the average balance reflects the sharp run off of residential loans during a period of high refinancing activity. The decrease in the weighted average yield reflects the repricing of variable-rate loans, a decrease in the prime rate on commercial banking loans and comparatively lower market interest rates during the three months ended March 31, 2002, partially offset by a higher yield on auto loans purchased after July 1, 2001, which are recorded on a gross-coupon basis, rather than a credit-adjusted yield basis. The impact of this change on net interest income during the three months ended March 31, 2002 was to increase interest income by $8.8 million.

     Loan production is detailed in the table below (in thousands):

                                                            For the Quarter Ended March 31,
                                                            -------------------------------
                                                                2002               2001
                                                                ----               ----
           Loans funded:
               Residential real estate loans:
                  Adjustable-rate                            $1,929,931         $1,600,331
                  Fixed-rate                                  6,295,662          2,491,377
                                                             ----------         ----------
                     Total residential real estate loans      8,225,593          4,091,708
               Commercial real estate loans                     440,572            331,380
               Commercial loans                                 295,885            226,243
               Consumer nonmortgage loans                       236,817            178,274
               Auto loans (a)                                   280,503            325,428
                                                             ----------         ----------
                     Total loans funded                      $9,479,370         $5,153,033
                                                             ==========         ==========

               Residential real estate loans purchased       $1,127,607         $1,165,495
                                                             ==========         ==========

     ------------
     (a) Approximately 50% and 46% of this volume was in prime product; 50% and 54% in sub-prime product for the three months ended March 31, 2002 and 2001, respectively.

     GS Holdings earned $41.8 million of interest income on loans held for sale for the three months ended March 31, 2002, an increase of $21.7 million from the three months ended March 31, 2001. The average balance of loans held for sale was $2.7 billion for the three months ended March 31, 2002, an increase of $1.6 billion from the comparable period in 2001, primarily attributed to increased originations of residential fixed-rate loans as a result of heightened borrower refinancing activity in the declining interest rate environment. Fixed-rate production for sale totalled $6.2 billion during the three months ended March 31, 2002, an increase of 173% over the $2.3 billion originated during the comparable period in 2001. The weighted average yield on loans held for sale decreased to 6.20% for the three months ended March 31, 2002 from 7.09% for the three months ended March 31, 2001, primarily due to declining market interest rates.

     Interest income on mortgage-backed securities available for sale was $92.6 million for the three months ended March 31, 2002, a decrease of $88.4 million from the three months ended March 31, 2001. The average portfolio balance decreased $4.7 billion, to $6.1 billion for the three months ended March 31, 2002 compared to the same period in 2001. The weighted average yield on these assets decreased from 6.72% for the three months ended March 31, 2001 to 6.06% for the three months ended March 31, 2002. The decrease in the volume is primarily attributed to management's decision to sharply reduce purchases, coupled with high repayments and sales of mortgage-backed securities. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

     Interest income on mortgage-backed securities held to maturity was $21.4 million for the three months ended March 31, 2002, a decrease of $16.0 million from the three months ended March 31, 2001. The average portfolio balance decreased $0.4 billion, to $1.3 billion for the three months ended March 31, 2002 compared to the same period in 2001, primarily due to repayments. The weighted average yields for the three months ended March 31, 2002 and 2001 were 6.45% and 8.60%, respectively. The decrease in the weighted average yield is primarily the result of the repricing of variable-rate securities at lower rates.

     Interest income on securities and interest-bearing deposits in other banks was $1.9 million for the three months ended March 31, 2002, a decrease of $17.8 million from the three months ended March 31, 2001. The average portfolio balance was $0.3 billion and $1.3 billion for the three months ended March 31, 2002 and 2001, respectively. The decrease in the volume is primarily attributed to payments and maturities of securities. The lower weighted average yield of 2.91% for the three months ended March 31, 2002 compared to 6.09% for the three months ended March 31, 2001 reflects the repricing of securities at lower rates.

     Dividends on FHLB stock were $20.8 million for the three months ended March 31, 2002, a decrease of $2.2 million from the three months ended March 31, 2001. The average balance outstanding was $1.4 billion for each of the three months ended March 31, 2002 and 2001. The weighted average dividend on FHLB stock declined to 6.08% for the three months ended March 31, 2002 from 6.78% for the three months ended March 31, 2001.

     INTEREST EXPENSE. Total interest expense was $460.0 million for the three months ended March 31, 2002, a decrease of $288.6 million from the three months ended March 31, 2001. The decrease is primarily due to declining market interest rates and a reduction in borrowings under FHLB advances and securities sold under agreements to repurchase, partially offset by additional deposits.

     Interest expense on deposits, including Brokered Deposits, was $135.1 million for the three months ended March 31, 2002, a decrease of $105.7 million from the three months ended March 31, 2001. The average balance of deposits outstanding increased from $23.7 billion for the three months ended March 31, 2001 to $24.8 billion for the three months ended March 31, 2002. The increase in the average balance is primarily attributed to increases in the average balances of money market accounts, custodial accounts, retail customer checking accounts and savings account balances, partially offset by a decline in CDs. The overall weighted average cost of deposits decreased to 2.21% for the three months ended March 31, 2002 from 4.13% for the three months ended March 31, 2001, primarily due to declining market interest rates and a shift in the mix of deposits, with higher average balances of lower rate money market, custodial, checking and savings accounts, and a lower average balance of higher rate CDs during the first quarter of 2002.

     Interest expense on securities sold under agreements to repurchase totalled $21.4 million for the three months ended March 31, 2002, a decrease of $46.6 million from the three months ended March 31, 2001. The average balance of such borrowings for the three months ended March 31, 2002 and 2001 was $2.2 billion and $4.2 billion, respectively. The decrease in the average balance is primarily the result of maturities. The weighted average interest rate on these instruments decreased to 3.82% for the three months ended March 31, 2002 from 6.52% for the three months ended March 31, 2001, primarily due to maturities of higher fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates.

     Interest expense on borrowings totalled $302.8 million for the three months ended March 31, 2002, a decrease of $137.0 million from the three months ended March 31, 2001. The average balance outstanding for the three months ended March 31, 2002 and 2001 was $23.6 billion and $28.8 billion, respectively. The weighted average interest rate on these instruments decreased to 5.17% for the three months ended March 31, 2002 from 6.16% for the three months ended March 31, 2001. The decrease in the average volume is primarily the result of maturities, while the decrease in the weighted average rate is primarily due to declining market interest rates.

     NET INTEREST INCOME. Net interest income was $367.7 million for the three months ended March 31, 2002, an increase of $57.2 million from the three months ended March 31, 2001. The interest rate spread increased to 2.87% for the three months ended March 31, 2002 from 2.10% for the three months ended March 31, 2001, primarily as a result of declining market interest rates reducing costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 2.87% for the three months ended March 31, 2002, up 73 bps from the 2.14% reported during the first quarter of 2001.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, gain on sale of assets, net and other income was $88.3 million for the three months ended March 31, 2002, representing an increase of $29.1 million from the three months ended March 31, 2001.

     Loan servicing fees for the Company, were $(8.8) million for the three months ended March 31, 2002, compared to $(26.7) million the three months ended March 31, 2001. The following table details the components of loan servicing fees, net (in thousands):

                                                                       For the Quarter Ended March 31,
                                                                     -----------------------------------
                                                                           2002               2001
                                                                           ----               ----
       Components of loan servicing fees, net:
          Loan servicing fees                                            $125,372           $113,242
          Amortization of MSRs                                           (114,325)           (58,415)
          Pass-through Interest Expense                                   (12,035)            (6,884)
          Net gain on MSRs/MSR derivatives (SFAS No. 133)                  19,280              2,405
          MSR valuation provision                                         (27,107)           (77,000)
                                                                         --------           --------
                Total loan servicing fees, net                           $ (8,815)          $(26,652)
                                                                         ========           ========

       Portfolio run off rate (residential portfolio only)                   33.9%              20.8%
       MSR value run off rate (residential portfolio only)                   23.9               16.6
       MSR amortization rate (residential portfolio only)                    25.3               16.8

     As the table reflects, gross loan servicing fees increased $12.1 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $83.4 billion at March 31, 2001 to $88.5 billion at March 31, 2002. The portfolio runoff rate, representing the percentage of the residential portfolio that has been paid off during the year, influences MSR amortization, which increased $55.9 million in the first quarter of 2002 over the same period in 2001. MSR amortization was also affected by a higher average MSR balance for the three months ended March 31, 2002 compared to the same period in 2001. Pass-through Interest Expense increased $5.2 million or 75% year over year, also influenced by higher runoff rates. Servicing fee income for the first quarter of 2002 and 2001 includes net pre-tax gains of $19.3 million and $2.4 million, respectively, from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. After recording these gains in accordance with SFAS No. 133, the Company determined that the fair value of the MSR asset was less than its carrying value and recorded pre-tax valuation provisions on the MSRs of $27.1 million and $77.0 million during the three months ended March 31, 2002 and 2001, respectively. See "--Impact of SFAS No. 133" for further discussion.

     Customer banking fees were $58.1 million for the three months ended March 31, 2002 compared to $51.3 million for the three months ended March 31, 2001. The following table details the components of customer banking fees and service charges (in thousands):

                                                                         For the Quarter Ended March 31,
                                                                         -------------------------------
                                                                             2002               2001
                                                                             ----               ----

       Components of customer banking fees and service charges:
          Transaction account fees                                         $37,583            $33,109
          Other retail customer fees                                           712                621
          Investment sales income                                           17,380             14,762
          Insurance commissions                                              2,473              2,769
                                                                           -------            -------
                  Total customer banking fees and service charges          $58,148            $51,261
                                                                           =======            =======

     The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other investment and insurance product sales through CFI. 2002 also includes an $0.8 million reclassification to reflect gross revenues from customer check printing fees rather than net revenues. Transaction accounts (including custodial accounts) as a percentage of retail deposits increased to 58.2% at March 31, 2002, from 49.9% at March 31, 2001.

     Gain on sale, settlement and transfer of loans, net totalled $34.6 million for the three months ended March 31, 2002, an increase of $29.7 million from the three months ended March 31, 2001. During the three months ended March 31, 2002, California Federal sold $6.9 billion in single-family mortgage loans with servicing rights retained as part of its ongoing mortgage banking operations at gains of $21.6 million compared to $1.5 billion of such sales for the corresponding period in 2001 at gains of $3.5 million. The overall increase in the volume of loans sold and the related gain is a result of the significant increase in fixed-rate loan originations as a result of the overall decline in market interest rates and increased mortgage refinancing. The results in 2002 include an $8.9 million unrealized gain on the derivative rate locks, forward loan sale commitments and closed loan inventory from the application of SFAS No. 133.

     Noninterest income for the three months ended March 31, 2001 included a gain of $20.7 million on the non-monetary exchange of Star Systems common stock for 634,520 shares of Concord EFS common stock as a result of Concord's acquisition of Star Systems in February 2001.

     NONINTEREST EXPENSE. Total noninterest expense was $232.5 million for the three months ended March 31, 2002, an increase of $1.4 million compared to the three months ended March 31, 2001. Excluding the amortization of goodwill and other intangible assets, noninterest expense for the three months ended March 31, 2002 was $231.4 million, an increase of $15.2 million over the same period in the prior year. Noninterest expense for the three months ended March 31, 2002 included increases of $7.0 million in compensation expense, $3.7 million in other noninterest expense, $2.5 million in professional fees and $2.4 million in occupancy and equipment expense. These increases were partially offset by decreases of $13.8 million in amortization of intangible assets and $.4 million in foreclosed real estate operations, net.

     Compensation and employee benefits expense was $124.8 million for the three months ended March 31, 2002, an increase of $7.0 million from the three months ended March 31, 2001. The increase is primarily attributed to an increase in staff (from 7,797 FTE at March 31, 2001 to 8,192 at March 31, 2002) and temporary personnel, primarily in volume-related operating groups, as well as normal salary adjustments.

     Professional fees were $7.3 million for the three months ended March 31, 2002, an increase of $2.5 million from the three months ended March 31, 2001, primarily due to an overall increase in legal fees related to various legal cases.

     Amortization of intangible assets was $1.2 million for the three months ended March 31, 2002, a decrease of $13.8 million from the three months ended March 31, 2001, due to the adoption of SFAS No. 142 on January 1, 2002, which requires that goodwill no longer be amortized.

     Other noninterest expense was $55.7 million in 2002 compared to $52.0 million in 2001. The increase in expenses relates to increases in a number of operating expense categories, including retail back office operations, marketing, data processing systems expense, courier service, bank charges and insurance expense.

     PROVISION FOR INCOME TAX. During the three months ended March 31, 2002, GS Holdings recorded net income tax expense of $91.3 million.

     During the three months ended March 31, 2001, GS Holdings recorded net income tax expense of $36.2 million, which included a net tax benefit of $25.8 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the then-current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

     GS Holdings' effective gross federal tax rate was 35% during the three months ended March 31, 2002 and 48% during the three months ended March 31, 2001, while its federal statutory tax rate was 35% during both periods. In 2001, the difference between the effective and statutory rates was primarily the result of additional federal tax liability recorded in conjunction with a reduction in the accrued state tax liability, and non-deductible goodwill amortization. GS Holdings' effective state tax rate was 6% and (22)% during the three months ended March 31, 2002 and 2001, respectively. The effective state tax rate decreased during 2001 as a result of a reduction in the accrued state tax liability.

     MINORITY INTEREST. During each of the three months ended March 31, 2002 and 2001, dividends on the REIT Preferred Stock were recorded totalling $6.7 million, net of income tax benefit, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

     IMPACT OF SFAS NO. 133. On January 1, 2001,  the Company  adopted  SFAS No.
133. The pronouncement impacted several other areas of the financial statements. The table summarizes the activity during the first quarter of 2002 and 2001 below (debit/(credit); in thousands):

                                            Assets                       Liabilities and Equity             Pre-tax Earnings
                                --------------------------------    ---------------------------------   -----------------------
                                 Loans                                             Taxes-                  Loan    (Gain)/Loss
                                  Held    Residential Derivative     Derivative     Other                Servicing  on Sale of
                                For Sale     MSRs       Assets      Liabilities  Liabilities    OCI      Fees, Net    Loans
                                --------     ----       ------      -----------  -----------    ---      ---------    -----
Fair value adjustments:
   MSRs and MSR hedges          $    --   $  51,777   $ (29,319)     $  (3,178)   $     --   $     --    $(19,280)   $    --
   Warehouse loans and
      pipeline hedges            18,710          --     (15,278)         5,439          --         --          --     (8,871)
   Cash flow (balance sheet)
      hedges - swaps                 --          --          --         60,849     (24,858)   (35,991)         --         --
                                -------   ---------   ---------      ---------    --------   --------    --------    -------
Fair Value Adjustments -
   First Quarter 2002            18,710      51,777     (44,597)        63,110     (24,858)   (35,991)    (19,280)    (8,871)

Other First Quarter 2002
   activity:
   MSR hedge additions               --          --     416,887             --          --         --          --         --
   MSR hedge sales and
      maturities                     --          --    (508,630)        33,622          --         --          --         --
   MSR hedge receipts
      and payments                   --          --     (18,383)        (1,559)         --         --          --         --
                                -------   ---------   ---------      ---------    --------   --------    --------    -------
Other Activity -
   First Quarter 2002                --          --    (110,126)        32,063          --         --          --         --
                                -------   ---------   ---------      ---------    --------   --------    --------    -------

Total Impact from
   SFAS No. 133 -
   First Quarter 2002           $18,710   $  51,777   $(154,723)     $  95,173    $(24,858)  $(35,991)   $(19,280)   $(8,871)
                                =======   =========   =========      =========    ========   ========    ========    =======

Total Impact from
   SFAS No. 133 - First
   Quarter 2001                 $ 5,239   $(196,080)  $ 204,663      $(151,733)   $ 56,523   $ 81,844    $ (2,405)   $    89
                                =======   =========   =========      =========    ========   ========    ========    =======

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

     On April 3, 2001, the Court of Appeals for the Federal Circuit upheld the summary judgment liability decision and ruled that California Federal be allowed to present evidence regarding damages incurred under the lost profits theory. The case has been remanded back to the Claims Court for a damages trial under the lost profits theory, and trial is currently expected to begin in the first week of September 2002. The Bank intends to vigorously pursue its claim against the Government.

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

     (b)  Reports on Form 8-K:

          None.

                            GLOSSARY OF DEFINED TERMS

AICPA - American Institute of Certified Public Accountants
APB - Accounting Principles Board
APB OPINION NO. 17 - Intangible Assets
APB OPINION NO. 25 - Accounting for Stock Issued to Employees
ARM - Adjustable-rate mortgage
BANK - California Federal Bank
bps - basis points
BROKERED  DEPOSITS - Issued CDs through direct placement programs and national investment banking firms
CAL FED ACQUISITION - Agreement and Plan of Merger among FN Holdings, Cal Fed
       Bancorp Inc. and California Federal Bank, A Federal Savings Bank. FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old California Federal, and First Nationwide merged with and into Old California Federal in January 1997.
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA  FEDERAL  GOODWILL  LITIGATION  -  California  Federal Bank v. United
       States, Civil Action 92-138
CD - Certificate of deposit
CFI - Cal Fed Investments
CLAIMS COURT - United States Court of Federal Claims
COFI - Cost of Funds Index (tied to the FHLB's 11th District cost of funds) COMPANY - Golden State Holdings Inc.
EITF - Emerging Issues Task Force
EITF NO. 99-20 - Recognition of Interest Income  and Impairment on Purchased and
       Retained Beneficial Interests in Securitized Financial Assets
EPS - earnings per share
FASB - Financial Accounting Standards Board
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FHLB - Federal Home Loan Bank of San Francisco
FHLB SYSTEM - Federal Home Loan Bank System
FIRREA - Financial Institutions Reform, Recovery and Enforcement Act of 1989 and
       its implementing regulations.
FN HOLDINGS - First Nationwide  Holdings Inc.
FN  HOLDINGS  ASSET  TRANSFER - FN   Holdings  contributed  all  of  its  assets
       (including all of the common stock of the Bank) to GS Holdings in September 1998.
FN HOLDINGS  NOTES - FN  Holdings 12 1/4%  Senior Notes, the  FN Holdings 9 1/8%
       Senior Sub Notes and the FN Holdings 10 5/8% Notes, collectively
FNMC - First Nationwide Mortgage Corporation
FTE - Full-time equivalent staff
GAAP - accounting principles generally accepted in the United States of America GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL LITIGATION - Glendale  Federal  Bank  v.  United  States,  No.
       90-772C
GNMA - Government National Mortgage Association
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE  ACQUISITION - FN Holdings Asset Transfer,  Holding Company Mergers
       and Glen Fed Merger, collectively
GOVERNMENT - United States Government
GS HOLDINGS - Golden State Holdings Inc.
HOLDING COMPANY  MERGERS - FN  Holdings   merged  with  and  into  Golden  State
       Financial Corporation, which owned all of the common stock of Glendale Federal.
HUNTER'S GLEN - Hunter's Glen/Ford, Ltd.
IO - Interest  only
IRS - Internal Revenue  Service
LIBOR - London Interbank Offered Rate
LTWTM - Litigation Tracking Warrants
MSR - Mortgage servicing rights

NOTIONAL AMOUNT - the amount on which calculations, payments, and the value of a derivative is based. Notional amounts do not represent direct credit exposures.
NPV - Net portfolio value
OCI - Other comprehensive income
OLD CALIFORNIA  FEDERAL - California  Federal Bank, A Federal Savings Bank prior to the Cal Fed Acquisition.
OTS - Office of Thrift Supervision
PASS-THROUGH  INTEREST EXPENSE - represents  interest  that  FNMC  pays  to  the investor(s) for loans serviced by FNMC, which are paid off by the borrower(s) before the end of the month. FNMC picks up the shortfall of interest on the respective loans as a result of the contractual agreement between the servicer (FNMC) and the investor(s) (I. E., GNMA)
PO - Principal only
PREFERRED CAPITAL CORPORATION - California Federal Preferred Capital Corporation REIT - Real Estate Investment Trust
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable Preferred Stock, Series
       A, issued by California Federal Preferred Capital Corporation in January 1996.
REPOS - short-term securities sold under agreements to repurchase
SEC - Securities and Exchange Commission
SFAS - Statement of Financial Accounting Standards
SFAS NO. 115 - Accounting for Certain Investments in Debt and Equity Securities SFAS NO. 121 - Accounting for the Impairment of Long-lived Assets and for Long-
       lived Assets to be Disposed of
SFAS  NO.  131 - Disclosures  about  Segments   of  an  Enterprise  and  Related
       Information
SFAS NO. 133 - Accounting for Derivative Instruments and Hedging Activities
SFAS NO. 142 - Accounting for Goodwill and Intangible Assets
SFAS NO. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets SOP - Statement of Position
SOP  01-6 - Accounting  by  Certain  Entities  (Including  Entities  With  Trade
       Receivables) That Lend to or Finance the Activities of Others
STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
VERDUGO - Verdugo Trustee Service Corporation

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



May 8, 2002