Form 10-Q
period 2002-06-30
GOLDEN STATE HOLDINGS INC
filed 2002-08-13
CIK 1071000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2002
                                ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           N/A             to          N/A
                                ---------------------        -------------------

Commission File Number:                        000-24915
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

       The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on July 31, 2002: 1,000 shares.

       Registrant  meets the conditions  set forth in General  Instruction H (1)
(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures, as permitted by General Instruction H (2).

                           GOLDEN STATE HOLDINGS INC.
                     SECOND QUARTER 2002 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                            PAGE

PART I.          FINANCIAL INFORMATION

     Item 1.     Consolidated Financial Statements

                 Unaudited Consolidated Balance Sheets
                 June 30, 2002 and December 31, 2001..........................3

                 Unaudited Consolidated Statements of Income
                 Six Months Ended June 30, 2002 and 2001......................4

                 Unaudited Consolidated Statements of Income
                 Three Months Ended June 30, 2002 and 2001....................5

                 Unaudited Consolidated Statements of Comprehensive Income
                 Six Months Ended June 30, 2002 and 2001......................6

                 Unaudited Consolidated Statements of Comprehensive Income
                 Three Months Ended June 30, 2002 and 2001....................7

                 Unaudited Consolidated Statement of Stockholder's Equity
                 Six Months Ended June 30, 2002 and 2001......................8

                 Unaudited Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 2002 and 2001......................9

                 Notes to Unaudited Consolidated Financial Statements........11

     Item 2.     Management's Narrative Analysis of Results of Operations....31

                 Critical Accounting Policies................................31

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk...*


PART II.         OTHER INFORMATION

     Item 1.     Legal Proceedings...........................................51

     Item 2.     Changes in Securities........................................*

     Item 3.     Defaults Upon Senior Securities..............................*

     Item 4.     Submission of Matters to a Vote of Security Holders..........*

     Item 5.     Other Information...........................................52

     Item 6.     Exhibits and Reports on Form 8-K............................53

     Glossary of Defined Terms...............................................54

     Signatures..............................................................56

     * Item 3 of Part I and Items 2, 3 and 4 of Part II are not included as per conditions met by Registrant set forth in General Instruction H
          (1) (a) and (b) of Form 10-Q.

          Golden State Holdings Inc. is a wholly owned subsidiary of Golden State Bancorp Inc. For more information, refer to Golden State Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                    ASSETS                                     June 30, 2002      December 31, 2001
                                    ------                                     -------------      -----------------
    Cash and due from banks                                                     $   770,042          $   709,139
    Interest-bearing deposits in other banks                                             98                  103
    Short-term investment securities                                                 82,792               95,929
                                                                                -----------          -----------
         Cash and cash equivalents                                                  852,932              805,171

    Securities available for sale, at fair value                                    118,231              116,054
    Securities held to maturity                                                      29,260               30,602
    Mortgage-backed securities available for sale, at fair value                  4,887,838            7,057,903
    Mortgage-backed securities held to maturity                                   1,170,973            1,385,113
    Loans held for sale, net                                                      1,324,335            2,608,365
    Loans receivable, net                                                        38,626,259           39,335,623
    Investment in FHLB System                                                     1,195,657            1,446,607
    Premises and equipment, net                                                     267,200              276,411
    Foreclosed real estate, net                                                      13,565               18,564
    Accrued interest receivable                                                     269,255              288,308
    Goodwill (net of accumulated amortization of $286,470
         at both June 30, 2002 and December 31, 2001)                               564,560              590,420
    Other intangible assets (net of accumulated amortization of $21,875
         at June 30, 2002 and $19,541 at December 31, 2001)                          48,089               50,423
    MSRs (net of valuation allowance of $280,452 at June 30, 2002 and
         $153,345 at December 31, 2001)                                           1,539,592            1,623,947
    Derivative assets                                                               224,000              349,026
    Other assets                                                                    766,602              536,281
                                                                                -----------          -----------
             Total assets                                                       $51,898,348          $56,518,818
                                                                                ===========          ===========


             LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY
             -------------------------------------------------------

    Deposits                                                                    $24,381,991          $25,146,827
    Securities sold under agreements to repurchase                                2,060,144            2,363,945
    Borrowings                                                                   20,708,897           24,444,541
    Derivative liabilities                                                          262,162              250,711
    Other liabilities                                                             1,213,111            1,188,005
                                                                                -----------          -----------
             Total liabilities                                                   48,626,305           53,394,029
                                                                                -----------          -----------

    Commitments and contingencies                                                        --                   --

    Minority interest                                                               500,000              500,000

    Stockholder's equity
         Common stock, $1.00 par value, 1,000 shares authorized,
             issued and outstanding                                                       1                    1
         Additional paid-in capital                                               1,575,565            1,569,894
         Accumulated other comprehensive loss, net                                  (83,572)             (63,327)
         Retained earnings (substantially restricted)                             1,280,049            1,118,221
                                                                                -----------          -----------
         Total stockholder's equity                                               2,772,043            2,624,789
                                                                                -----------          -----------
             Total liabilities, minority interest and stockholder's equity      $51,898,348          $56,518,818
                                                                                ===========          ===========

    See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                 Six Months Ended June 30,
                                                                                                 -------------------------
                                                                                                    2002           2001
                                                                                                    ----           ----
Interest income:
     Loans receivable                                                                            $1,291,002     $1,541,014
     Mortgage-backed securities available for sale                                                  168,498        344,977
     Mortgage-backed securities held to maturity                                                     39,730         70,983
     Loans held for sale                                                                             70,703         52,676
     Securities available for sale                                                                    3,281         14,575
     Securities held to maturity                                                                        276         16,452
     Interest-bearing deposits in other banks                                                           158            539
     Dividends on FHLB stock                                                                         40,792         45,372
     Other                                                                                           12,078             --
                                                                                                 ----------     ----------
         Total interest income                                                                    1,626,518      2,086,588
                                                                                                 ----------     ----------

Interest expense:
     Deposits                                                                                       260,862        464,489
     Securities sold under agreements to repurchase                                                  42,354        121,392
     Borrowings                                                                                     583,848        853,847
     Other                                                                                            1,455             --
                                                                                                 ----------     ----------
         Total interest expense                                                                     888,519      1,439,728
                                                                                                 ----------     ----------
         Net interest income                                                                        737,999        646,860
Provision for loan losses                                                                                --             --
                                                                                                 ----------     ----------
         Net interest income after provision for loan losses                                        737,999        646,860
                                                                                                 ----------     ----------

Noninterest income:
     Loan servicing fees, net                                                                      (106,586)        (6,906)
     Customer banking fees and service charges                                                      119,020        105,820
     Gain on sale, settlement and transfer of loans, net                                             55,515         21,885
     Gain on sale of assets, net                                                                      8,382         16,221
     Other income                                                                                    11,637         36,440
                                                                                                 ----------     ----------
         Total noninterest income                                                                    87,968        173,460
                                                                                                 ----------     ----------

Noninterest expense:
     Compensation and employee benefits                                                             242,595        231,197
     Occupancy and equipment                                                                         81,012         77,801
     Professional fees                                                                               16,069         14,650
     Loan expense                                                                                     7,531          8,569
     Foreclosed real estate operations, net                                                            (671)          (853)
     Amortization of goodwill and other intangible assets                                             2,334         29,880
     Other expense                                                                                  108,168        111,164
                                                                                                 ----------     ----------
         Total noninterest expense                                                                  457,038        472,408
                                                                                                 ----------     ----------

Income before income taxes,  minority interest and cumulative effect of change
     in accounting principle                                                                        368,929        347,912
Income tax expense                                                                                  113,607        123,709
Minority interest                                                                                    13,494         13,494
                                                                                                 ----------     ----------
         Income before cumulative effect of change in accounting principle                          241,828        210,709
Cumulative effect of change in accounting principle, net of applicable taxes of $1,072 in 2001           --         (1,552)
                                                                                                 ----------     ----------
         Net income                                                                              $  241,828     $  209,157
                                                                                                 ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                                Three Months Ended June 30,
                                                                                                ---------------------------
                                                                                                    2002           2001
                                                                                                    ----           ----
Interest income:
     Loans receivable                                                                            $641,843       $  763,224
     Mortgage-backed securities available for sale                                                 75,932          163,994
     Mortgage-backed securities held to maturity                                                   18,313           33,572
     Loans held for sale                                                                           28,898           32,549
     Securities available for sale                                                                  1,651            3,795
     Securities held to maturity                                                                      129            7,951
     Interest-bearing deposits in other banks                                                          33              120
     Dividends on FHLB stock                                                                       19,953           22,326
     Other                                                                                         12,078               --
                                                                                                 --------       ----------
         Total interest income                                                                    798,830        1,027,531
                                                                                                 --------       ----------

Interest expense:
     Deposits                                                                                     125,720          223,652
     Securities sold under agreements to repurchase                                                21,004           53,447
     Borrowings                                                                                   281,038          414,044
     Other                                                                                            750               --
                                                                                                 --------       ----------
         Total interest expense                                                                   428,512          691,143
                                                                                                 --------       ----------
         Net interest income                                                                      370,318          336,388
Provision for loan losses                                                                              --               --
                                                                                                 --------       ----------
         Net interest income after provision for loan losses                                      370,318          336,388
                                                                                                 --------       ----------

Noninterest income:
     Loan servicing fees, net                                                                     (97,771)          19,746
     Customer banking fees and service charges                                                     60,872           54,559
     Gain on sale, settlement and transfer of loans, net                                           20,896           16,961
     Gain on sale of assets, net                                                                   10,268           15,782
     Other income                                                                                   5,409            7,181
                                                                                                 --------       ----------
         Total noninterest income                                                                    (326)         114,229
                                                                                                 --------       ----------

Noninterest expense:
     Compensation and employee benefits                                                           117,811          113,462
     Occupancy and equipment                                                                       40,777           39,951
     Professional fees                                                                              8,743            9,802
     Loan expense                                                                                   3,375            4,367
     Foreclosed real estate operations, net                                                           161             (455)
     Amortization of goodwill and other intangible assets                                           1,167           14,940
     Other expense                                                                                 52,466           59,203
                                                                                                  -------       ----------
         Total noninterest expense                                                                224,500          241,270
                                                                                                  -------       ----------

Income before income taxes,  minority interest and cumulative effect of change
     in accounting principle                                                                      145,492          209,347
Income tax expense                                                                                 22,320           87,526
Minority interest                                                                                   6,747            6,747
                                                                                                 --------       ----------
         Income before cumulative effect of change in accounting principle                        116,425          115,074
Cumulative effect of change in accounting principle, net of applicable taxes of $1,072 in 2001         --           (1,552)
                                                                                                 --------       ----------
         Net income                                                                              $116,425       $  113,522
                                                                                                 ========       ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                                 Six Months Ended June 30,
                                                                                                 -------------------------
                                                                                                   2002             2001
                                                                                                   ----             ----
     Net income                                                                                  $241,828         $209,157

     Other comprehensive (loss) income, net of tax:
         Unrealized holding (loss) gain on securities available for sale:
            Unrealized holding (loss) gain arising during the period                               (2,185)          98,165
            Less: reclassification adjustment for gain included in
               net income                                                                          (1,202)          (9,572)
                                                                                                 --------         --------
                                                                                                   (3,387)          88,593
         Amortization of market adjustment for securities
            transferred from available-for-sale to held-to-maturity                                    --            3,466

         Transition adjustment upon adoption of SFAS No. 133                                           --          (44,647)

         Unrealized loss on derivatives used for cash flow hedges:
            Unrealized holding loss arising during the period                                     (68,286)         (28,677)
            Less: reclassification adjustment for loss included
               in net income                                                                       51,428           11,917
                                                                                                 --------         --------

         Change in fair value of derivatives  used for cash flow hedges, net of
            applicable taxes of $11,642 in 2002 and $11,574 in 2001                               (16,858)         (16,760)
                                                                                                 --------         --------

     Other comprehensive (loss) income                                                            (20,245)          30,652
                                                                                                 --------         --------

     Comprehensive income                                                                        $221,583         $239,809
                                                                                                 ========         ========

     See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                                Three Months Ended June 30,
                                                                                                ---------------------------
                                                                                                    2002           2001
                                                                                                    ----           ----
    Net income                                                                                   $116,425         $113,522

    Other comprehensive (loss) income, net of tax:
        Unrealized holding gain (loss) on securities available for sale:
           Unrealized holding gain (loss) arising during the period                                21,537           (1,050)
           Less: reclassification adjustment for gain included
               in net income                                                                         (435)          (9,490)
                                                                                                 --------         --------
                                                                                                   21,102          (10,540)
        Amortization of market adjustment for securities
           transferred from available-for-sale to held-to-maturity                                     --            1,989

        Unrealized (loss) gain on derivatives used for cash flow hedges:
           Unrealized holding (loss) gain arising during the period                               (79,519)          11,748
           Less: reclassification adjustment for loss included
               in net income                                                                       26,670            8,689
                                                                                                 --------         --------

        Change in fair value of  derivatives  used for cash flow hedges, net of
           applicable taxes of $36,500 in 2002 and $14,114 in 2001                                (52,849)          20,437
                                                                                                 --------         --------

    Other comprehensive (loss) income                                                             (31,747)          11,886
                                                                                                 --------         --------

    Comprehensive income                                                                         $ 84,678         $125,408
                                                                                                 ========         ========

    See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)
                                 (in thousands)



                                                                   Additional    Accumulated Other Comprehensive (Loss) Income, Net
                                                     Common          Paid-in     --------------------------------------------------
                                                      Stock          Capital        Securities        Derivatives           Total
                                                      -----          -------        ----------        -----------           -----
Balance at December 31, 2001                           $ 1         $1,569,894         $56,052          $(119,379)         $(63,327)

Net income                                              --                 --              --                 --                --
Change in net unrealized holding gain
   on securities available for sale                     --                 --          (3,387)                --            (3,387)
Change in net unrealized holding loss
   on derivatives                                       --                 --              --            (16,858)          (16,858)
Dividends to parent                                     --                 --              --                 --                --
Impact of Golden State restricted
   common stock                                         --              2,600              --                 --                --
Tax benefit on exercise of stock options                --              3,071              --                 --                --
                                                       ---         ----------         -------          ---------           --------

Balance at June 30, 2002                               $ 1         $1,575,565         $52,665          $(136,237)          $(83,572)
                                                       ===         ==========         =======          =========           ========


                                                                                                                         (Continued)

See accompanying notes to unaudited consolidated financial statements.


                                                              Retained
                                                              Earnings             Total
                                                           (Substantially       Stockholder's
                                                             Restricted)           Equity
                                                             -----------           ------
Balance at December 31, 2001                                 $1,118,221          $2,624,789

Net income                                                      241,828             241,828
Change in net unrealized holding gain
   on securities available for sale                                  --              (3,387)
Change in net unrealized holding loss
   on derivatives                                                    --             (16,858)
Dividends to parent                                             (80,000)            (80,000)
Impact of Golden State restricted
   common stock                                                      --               2,600
Tax benefit on exercise of stock options                             --               3,071
                                                             ----------          ----------

Balance at June 30, 2002                                     $1,280,049          $2,772,043
                                                             ==========          ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                                 Six Months Ended June 30,
                                                                                                 -------------------------
                                                                                                   2002             2001
                                                                                                   ----             ----
  Cash flows from operating activities:
  Net income                                                                                  $    241,828       $   209,157
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Amortization of goodwill and other intangible assets                                            2,334            29,880
     Amortization of purchase accounting premiums and discounts, net                                 6,033             4,308
     Accretion of discount on borrowings                                                               453               573
     Amortization of MSRs                                                                          212,596           147,013
     Gain on sale of assets, net                                                                    (8,382)          (16,221)
     Gain on sale of foreclosed real estate, net                                                    (1,179)           (1,717)
     Loss on sale, settlement and transfer of loans, net                                           210,001           109,487
     Capitalization of originated MSRs                                                            (265,516)         (131,372)
     Depreciation and amortization of premises and equipment                                        26,586            26,084
     Amortization of deferred debt issuance costs                                                    2,983             3,676
     FHLB stock dividends                                                                          (40,792)          (45,372)
     Purchases and originations of loans held for sale                                         (10,578,606)       (7,060,801)
     Net proceeds from the sale of loans held for sale                                          11,657,621         5,478,985
     Net gain on derivatives used to hedge MSRs                                                     (3,939)           (8,957)
     Provision for loss on MSRs                                                                    127,107            77,000
     (Increase) decrease in other assets                                                          (202,096)          370,794
     Decrease in accrued interest receivable                                                        19,053            22,601
     Increase in other liabilities                                                                 118,761           332,142
     Amortization of deferred compensation expense - Golden State
         restricted common stock                                                                       860               992
     Gain on non-monetary exchange of Star Systems common stock                                         --           (20,671)
     Reduction in net accrued tax liability                                                             --           (25,805)
     Income tax benefit                                                                            (37,129)           (3,247)
     Minority interest: other                                                                       13,494            13,494
     Dividends on restricted common stock                                                               11                35
                                                                                              ------------       -----------
         Net cash provided by (used in) operating activities                                     1,502,082          (487,942)
                                                                                              ------------       -----------

                                                                                                                 (Continued)


  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                                 Six Months Ended June 30,
                                                                                                 -------------------------
                                                                                                   2002             2001
                                                                                                   ----             ----
Cash flows from investing activities:
     Purchases of securities available for sale                                               $    (25,647)    $    (21,479)
     Proceeds from maturities of securities available for sale                                      25,269          586,733
     Purchases of securities held to maturity                                                       (1,927)          (4,992)
     Principal payments and proceeds from maturities
        of securities held to maturity                                                               3,269           68,363
     Purchases of mortgage-backed securities available for sale                                    (43,644)        (120,810)
     Principal payments on mortgage-backed securities available for sale                         2,134,238        1,290,937
     Principal payments on mortgage-backed securities held to maturity                             214,160          229,638
     Proceeds from sales of mortgage-backed securities available for sale                           64,300          304,365
     Proceeds from sales of loans                                                                   41,222           51,358
     Loan originations and principal collections, net                                            3,496,685          557,082
     Purchases of loans receivable                                                              (2,815,296)      (2,349,144)
     Purchases of FHLB stock                                                                       (41,136)         (23,193)
     Redemption of FHLB stock                                                                      292,086               --
     Purchases of premises and equipment                                                           (20,223)         (20,485)
     Proceeds from disposal of premises and equipment                                               14,757            6,639
     Proceeds from sales of foreclosed real estate                                                  14,802           17,131
     Proceeds from sale of Concord  EFS common stock                                                    --           29,948
     Purchases of MSRs                                                                            (177,458)        (128,206)
     Hedge receipts (payments)                                                                      51,068          (14,412)
     Purchases of derivatives                                                                     (833,385)        (272,589)
     Proceeds from sales and settlements of derivatives                                          1,045,738          215,420
                                                                                              ------------     ------------
        Net cash provided by investing activities                                                3,438,878          402,304
                                                                                              ------------     ------------

Cash flows from financing activities:
     Net (decrease) increase in deposits                                                          (764,627)         903,555
     Proceeds from additional borrowings                                                        52,313,572       59,921,714
     Principal payments on borrowings                                                          (56,047,670)     (59,964,993)
     Principal payment of FN Holdings Notes                                                           (250)              --
     Net decrease in securities sold under agreements to repurchase                               (303,801)        (596,378)
     Dividends on common stock                                                                     (80,000)         (60,000)
     Dividends paid to minority stockholders of subsidiary, net of taxes                           (13,494)         (13,494)
       Tax benefit on exercise of stock options                                                      3,071              745
                                                                                              ------------     ------------
        Net cash (used in) provided by financing activities                                     (4,893,199)         191,149
                                                                                              ------------     ------------

Net change in cash and cash equivalents                                                             47,761          105,511
Cash and cash equivalents at beginning of period                                                   805,171          783,074
                                                                                              ------------     ------------
Cash and cash equivalents at end of period                                                    $    852,932     $    888,585
                                                                                              ============     ============

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(1)  BASIS OF PRESENTATION
     ---------------------

     These financial statements are in accordance with GAAP for interim financial information and Regulation S-X, Article 10. They are unaudited and exclude some of the disclosures for complete financial statements. Management believes it has made all adjustments necessary so that the financial statements are presented fairly. The results of operations for the three and six months ended June 30, 2002 may not indicate future results. Certain prior period amounts have been reclassified to conform to current presentation.

     These financial statements should be read with the consolidated financial statements of GS Holdings included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. A glossary of defined terms begins on page 54 of this document. All terms used but not defined in the glossary are clarified in the Company's Annual Report on Form 10-K.

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

     Minority interest: other represents amounts attributable to the REIT Preferred Stock of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank.

     As GS Holdings' common stock is wholly owned by Golden State, EPS data is not presented.

(2)  PENDING MERGER
     --------------

     On May 21, 2002, Citigroup and Mercury Merger Sub, a wholly owned subsidiary of Citigroup, entered into a merger agreement with Golden State whereby Golden State will be merged with and into Mercury Merger Sub, with Mercury Merger Sub as the surviving company. The Merger, which is expected to close in the third quarter of 2002, is subject to regulatory and Golden State stockholder approvals. The Special Meeting of Golden State's stockholders to vote on the Merger is scheduled on August 22, 2002.

     The value of the merger consideration per share of the Golden State's common stock will be the sum of

(a)  $16.40 and

(b) 0.5234 fractional share of Citigroup common stock for each share of Golden State common stock delivered at closing.

     Golden State's common stockholders will be entitled to elect to receive merger consideration in the form of cash or Citigroup common stock, subject to certain limitations.

(3)  RECLASSIFICATION OF SECURITIES
     ------------------------------

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(4)  CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS
     ----------------------------------------------------

                                                                                           Six Months Ended June 30,
                                                                                           -------------------------
                                                                                             2002            2001
                                                                                             ----            ----
                                                                                                 (in thousands)
Cash paid for:                                                                             $929,970       $1,544,070
    Interest                                                                                 79,291          100,799
    Income taxes, net

    Transfer of loans to foreclosed real estate                                               8,535           17,812
    Loans made to facilitate the sale of real estate                                             --              168
    Reclassification of loans from loans held for sale to loans receivable                       --            5,245
    Reclassification of loans receivable to loans held for sale                              95,521           22,351
    Goodwill adjustment related to tax adjustments                                          (25,860)              --
    Impact of restricted common stock                                                         2,600            2,531
    Reclassification of mortgage-backed securities from the held-to-maturity
       portfolio to the available-for-sale portfolio upon the adoption of SFAS No. 133           --        1,067,933
    Reclassification of securities from the held-to-maturity portfolio to the
       available-for-sale portfolio upon the adoption of SFAS No. 133                            --           84,984
    Reclassification of derivative assets ($173.6 million) and derivative liabilities
       ($8.8 million) related to MSRs at fair value upon the adoption of SFAS No. 133            --          164,767
    Transfer of loans receivable to claims receivable                                       122,247          103,077

(5)  REDEMPTION OF FN HOLDINGS NOTES
     -------------------------------

     On January 2, 2002, GS Holdings redeemed the remaining $250 thousand principal of the FN Holdings 10 5/8% Senior Notes for a redemption price of $263 thousand, including accrued interest. The premium paid in connection with the redemption was not material.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(6)  SEGMENT REPORTING
     -----------------

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

                                          Six Months Ended June 30,                Three Months Ended June 30,
                                    ---------------------------------------   ---------------------------------------
                                     Community     Mortgage                    Community     Mortgage
                                      Banking       Banking        Total        Banking       Banking        Total
                                      -------       -------        -----        -------       -------        -----
                                                                     (in thousands)
Net interest income after
   provision for loan losses: (a)
2002                                $   707,665   $   77,894    $   785,559   $   359,743   $   32,507    $   392,250
2001                                    673,654       41,788        715,442       341,625       33,760        375,385

Noninterest income: (b)
2002                                $   166,169   $  (58,958)   $   107,211   $    90,579   $  (81,296)   $     9,283
2001                                    166,868       22,125        188,993        83,609       37,665        121,274

Noninterest expense: (c)
2002                                $   377,576   $   81,782    $   459,358   $   187,293   $   38,367    $   225,660
2001                                    397,711       77,017        474,728       203,317       39,113        242,430

Pre-tax contribution:
2002                                $   496,258   $  (62,846)   $   433,412   $   263,029   $  (87,156)   $   175,873
2001                                    442,811      (13,104)       429,707       221,917       32,312        254,229

Segment assets at period end: (d)
2002                                $51,668,656   $4,265,407(e) $55,934,063   $51,668,656   $4,265,407(e) $55,934,063
2001                                 60,911,345    7,346,871(e)  68,258,216    60,911,345    7,346,871(e)  68,258,216

-------------
(a) Includes $47.6 million and $68.6 million for the six months ended June 30, 2002 and 2001, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $72.2 million and $134.1 million for the six months ended June 30, 2002 and 2001, respectively, in interest income and expense on intercompany loans.

       Includes $21.9 million and $39.0 million for the three months ended June 30, 2002 and 2001, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $32.3 million and $75.9 million for the three months ended June 30, 2002 and 2001, respectively, in interest income and expense on intercompany loans.

(b) Includes $19.2 million and $15.5 million for the six months ended June 30, 2002 and 2001, respectively, in intercompany servicing fees. Also includes $9.6 million and $7.0 million for the three months ended June 30, 2002 and 2001, respectively, in intercompany servicing fees.

(c) Includes $2.3 million for each of the six months ended June 30, 2002 and 2001, in intercompany noninterest expense. Also includes $1.2 million for each of the three months ended June 30, 2002 and 2001, in intercompany noninterest expense.

(d) Includes $4.0 billion and $6.9 billion for 2002 and 2001, respectively, in intercompany borrowings and $48.4 million and $47.8 million for 2002 and 2001, respectively, in intercompany deposits maintained with the Bank.

(e) Includes $1.7 billion for both 2002 and 2001, in MSRs and the related hedge.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     The following reconciles the above table to the amounts shown on the consolidated financial statements (in thousands):

                                                         Six Months Ended June 30,      Three Months Ended June 30,
                                                         -------------------------      ---------------------------
                                                            2002            2001            2002            2001
                                                            ----            ----            ----            ----
Net interest income after provision for loan losses:
Total net interest income for reportable segments       $   785,559     $   715,442     $   392,250     $   375,385
Elimination of intersegment net interest income             (47,560)        (68,582)        (21,932)        (38,997)
                                                        -----------     -----------     -----------     -----------
    Total                                               $   737,999     $   646,860     $   370,318     $   336,388
                                                        ===========     ===========     ===========     ===========

Noninterest income:
Total noninterest income for reportable segments        $   107,211     $   188,993     $     9,283     $   121,274
Elimination of intersegment servicing fees                  (19,243)        (15,533)         (9,609)         (7,045)
                                                        -----------     -----------     -----------     -----------
    Total                                               $    87,968     $   173,460     $      (326)    $   114,229
                                                        ===========     ===========     ============    ===========

Noninterest expense:
Total noninterest expense for reportable segments       $   459,358     $   474,728     $   225,660     $   242,430
Elimination of intersegment expense                          (2,320)         (2,320)         (1,160)         (1,160)
                                                        -----------     -----------     -----------     -----------
    Total                                               $   457,038     $   472,408     $   224,500     $   241,270
                                                        ===========     ===========     ===========     ===========

Pre-tax contribution:
Total contributions for reportable segments             $   433,412     $   429,707     $   175,873     $   254,229
Elimination of intersegment contributions                   (64,483)        (81,795)        (30,381)        (44,882)
                                                        -----------     -----------     -----------     -----------
    Total                                               $   368,929     $   347,912     $   145,492     $   209,347
                                                        ===========     ===========     ===========     ===========

Total assets at period end:
Total assets for reportable segments                    $55,934,063     $68,258,216     $55,934,063     $68,258,216
Elimination of intersegment borrowings                   (3,987,287)     (6,906,614)     (3,987,287)     (6,906,614)
Elimination of intersegment deposits                        (48,428)        (47,812)        (48,428)        (47,812)
                                                        -----------     -----------     -----------     -----------
    Total                                               $51,898,348     $61,303,790     $51,898,348     $61,303,790
                                                        ===========     ===========     ===========     ===========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(7)  LOANS RECEIVABLE, NET
     ---------------------

     Loans receivable, net, included the following (in thousands):

                                                                           June 30, 2002      December 31, 2001
                                                                           -------------      -----------------
     Real estate loans:
         1-4 unit residential                                               $28,219,385          $29,546,035
         Multi-family residential                                             4,455,768            4,130,287
         Commercial real estate                                               2,234,097            2,354,919
         Land                                                                    10,651               14,055
         Construction                                                               870                2,495
                                                                            -----------          -----------
            Total real estate loans                                          34,920,771           36,047,791
                                                                            -----------          -----------

         Equity-line                                                            802,916              639,297
         Other consumer loans                                                   237,569              283,434
         Auto loans, net (a)                                                  2,090,849            1,917,591
         Commercial loans                                                       800,038              693,114
                                                                            -----------          -----------
            Total consumer and other loans                                    3,931,372            3,533,436
                                                                            -----------          -----------
            Total loans receivable                                           38,852,143           39,581,227
                                                                            -----------          -----------

         Deferred loan fees, costs, discounts and premiums, net                 236,657              243,120
         Allowance for loan losses                                             (469,047)            (497,298)
         Purchase accounting adjustments, net                                     6,506                8,574
                                                                            -----------          -----------
            Total loans receivable, net                                     $38,626,259          $39,335,623
                                                                            ===========          ===========

     -----------
     (a) $884 million, or 42% and $766 million, or 40% of this portfolio, represents prime product as of June 30, 2002 and December 31, 2001, respectively.

(8)  INTANGIBLE ASSETS
     -----------------

     Upon adopting SFAS No. 142, management reviewed the records from the Company's various acquisitions. At June 30, 2002, the Company's goodwill and other intangible assets totalled $612.6 million. Of this amount, $564.6 million represents goodwill that is no longer being amortized as of January 1, 2002 pursuant to SFAS No. 142. The remaining $48.1 million represents other intangible assets that continue to be amortized. In addition, the Company held MSR balances in the amount of $1,539.6 million at June 30, 2002.

     The following table provides details on intangible assets including MSRs:

                                            As of June 30, 2002                       As of December 31, 2001
                                 -----------------------------------------   -----------------------------------------
                                     Gross                         Net          Gross                          Net
                                   Carrying     Accumulated     Carrying      Carrying    Accumulated       Carrying
                                     Value      Amortization      Value         Value     Amortization        Value
                                     -----      ------------      -----         -----     ------------        -----
                                                                 (dollars in thousands)
Amortizable intangible assets:
    Unidentifiable intangibles    $   64,451    $   (17,182)   $   47,269    $   64,451   $   (15,030)     $   49,421
    Core deposit intangibles           5,513         (4,693)          820         5,513        (4,511)          1,002
                                  ----------    -----------    ----------    ----------   -----------      ----------
       Other intangible assets        69,964        (21,875)       48,089        69,964       (19,541)         50,423
    MSRs                           2,856,885(a)  (1,317,293)    1,539,592(a)  2,728,643(a) (1,104,696)      1,623,947(a)
    Goodwill                              --             --            --       876,890      (286,470)        590,420
                                  ----------    -----------    ----------    ----------   -----------      ----------
       Total amortizable
          intangible assets       $2,926,849    $(1,339,168)   $1,587,681    $3,675,497   $(1,410,707)     $2,264,790
                                  ==========    ===========    ==========    ==========   ===========      ==========
Unamortizable goodwill            $  851,030    $  (286,470)   $  564,560    $       --   $        --      $       --
                                  ==========    ===========    ==========    ==========   ===========      ==========

                                                                                                          (Continued)

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


------------
(a) After deducting $280.5 million and $153.3 million for the valuation allowance at June 30, 2002 and December 31, 2001, respectively.

     As of June 30, 2002, all of the Company's goodwill, totalling $564.6 million, is included in the community-banking reporting segment. During the second quarter of 2002, goodwill was reduced by the following:

     (a) $12.7 million representing California state tax refunds and pre-merger interest related to Old Cal Fed
     (b) $12.6 million related to a reversal of a portion of the deferred tax asset valuation allowance related to Old Cal Fed and adjustments for sales and use tax related to Old Glen Fed and

     (c) $0.6 million related to the reversal of a portion of the tax reserve based upon the status of Glendale Federal tax audits for 1991 through 1997.

     Intangible acquisitions during the period were as follows:

                                                                    Six Months Ended June 30,
                                            -------------------------------------------------------------------------
                                                           2002                                   2001
                                            ----------------------------------     ----------------------------------
                                              Gross             Weighted            Gross              Weighted
                                            Carrying            Average            Carrying            Average
                                              Value        Maturity (in years)      Value         Maturity (in years)
                                              -----        -------------------      -----         -------------------
                                                                    (dollars in thousands)
MSRs originated and purchased
     during the period                      $442,974              5.4              $259,578              6.6

                                                                   Three Months Ended June 30,
                                            --------------------------------------------------------------------------
                                                         2002                                    2001
                                            ----------------------------------     -----------------------------------
                                              Gross             Weighted             Gross             Weighted
                                            Carrying            Average            Carrying            Average
                                              Value        Maturity (in years)       Value         Maturity (in years)
                                              -----        -------------------       -----         -------------------
                                                                    (dollars in thousands)
MSRs originated and purchased
     during the period                      $198,615               5.4             $157,220              6.6

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     In the first quarter of 2002, the Company reviewed the expected present value of future cash flows for all reporting units with recorded goodwill and determined that the carrying value of the goodwill was not impaired. Actual and estimated future amortization expense is as follows:

                                                Unidentifiable  Core Deposit
                                                 Intangibles    Intangibles      MSRS       Goodwill       Total
                                                 -----------    -----------      ----       --------       -----
                                                                           (in thousands)
Amortization expense:
     Three months ended June 30, 2002               $1,076         $  91       $  98,271    $     --     $ 99,438
     Six months ended June 30, 2002                  2,152           182         212,596          --      214,930
     Three months ended June 30, 2001                1,076            91          88,598      13,773      103,538
     Six months ended June 30, 2001                  2,152           182         147,013      27,546      176,893

Estimated amortization expense:
     Six months ending December 31, 2002             2,152           182         173,575          --      175,909
     Year ending December 31,
         2003                                        4,304           364         263,019          --      267,687
         2004                                        4,304           364         214,247          --      218,915
         2005                                        4,304           364         173,447          --      178,115
         2006                                        4,304           364         138,259          --      142,927
         2007                                        4,304           364         109,249          --      113,917

     The impact of the adoption of SFAS No. 142 on earnings was as follows:

                                                      Six Months Ended June 30,         Three Months Ended June 30,
                                                      -------------------------         ---------------------------
                                                        2002             2001              2002             2001
                                                        ----             ----              ----             ----
                                                                             (in thousands)
Reported net income before cumulative
    effect of change in accounting principle          $241,828         $210,709          $116,425         $115,074
Add back goodwill amortization, net of tax                  --           27,425                --           13,713
                                                      --------         --------          --------         --------
Adjusted net income before cumulative
    effect of change in accounting principle          $241,828         $238,134          $116,425         $128,787
                                                      ========         ========          ========         ========

                                                      Six Months Ended June 30,         Three Months Ended June 30,
                                                      -------------------------         ---------------------------
                                                        2002             2001              2002             2001
                                                        ----             ----              ----             ----
                                                                             (in thousands)
Reported net income                                   $241,828         $209,157          $116,425          $113,522
Add back goodwill amortization, net of tax                  --           27,425                --            13,713
                                                      --------         --------          --------          --------
Adjusted net income                                   $241,828         $236,582          $116,425          $127,235
                                                      ========         ========          ========          ========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(9)  DEPOSITS
     --------

     A summary of the carrying value of deposits is as follows (dollars in thousands):

                                                                    June 30, 2002      December 31, 2001
                                                                    -------------      -----------------
       Transaction Accounts:
            Non-interest checking                                     $ 2,238,712         $ 2,013,162
            Interest-bearing checking                                   2,252,180           2,139,674
                                                                      -----------         -----------
               Subtotal checking                                        4,490,892           4,152,836

            Money market                                                4,831,649           4,614,223
            Passbook savings                                            3,171,654           3,055,766
                                                                      -----------         -----------
               Total transaction accounts                              12,494,195          11,822,825

       Certificates of deposit                                         10,053,758          10,618,260
                                                                      -----------         -----------
               Total customer deposits                                 22,547,953          22,441,085

       Custodial accounts                                               1,705,080           2,512,684
       Accrued interest payable                                            37,721              46,184
       Purchase accounting                                                    150                 329
                                                                      -----------         ------------
               Total retail deposits                                   24,290,904          25,000,282

       Brokered Deposits                                                   91,087             146,545
                                                                      -----------         -----------
               Total deposits                                         $24,381,991         $25,146,827
                                                                      ===========         ===========

       Checking deposits (including custodials) as a %
            of retail deposits                                              25.5%                26.7%
       Transaction accounts (including custodials) as a %
            of retail deposits                                              58.5%                57.3%
       Checking deposits (excluding custodials) as a %
            of customer deposits                                            19.9%                18.5%
       Transaction accounts (excluding custodials) as a %
            of customer deposits                                            55.4%                52.7%

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(10) ACCRUED TERMINATION AND FACILITIES COSTS
     ----------------------------------------

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

     The table below summarizes the activity in the liability for the costs related to the plan (in thousands):

                                                                         Severance and
                                                         Branch           Termination
                                                     Consolidations        Benefits             Total
                                                     --------------        --------             -----
      Balance at December 31, 2001                      $14,208             $12,500            $26,708
          Charges to liability account                   (2,492)                 --             (2,492)
                                                        -------             -------            -------
      Balance at June 30, 2002                          $11,716             $12,500            $24,216
                                                        =======             =======            =======

(11) INCOME TAXES
     ------------

     During the six months ended June 30, 2002, GS Holdings recorded gross income tax expense of $150.7 million, which was offset by a tax benefit of $37.1 million, for net income tax expense of $113.6 million. Based on the current status of Mafco Holdings' audits for the years 1991 through 1995 and anticipated reversal of deferred tax assets with established valuation allowance, management changed its judgment about the realizability of the Company's deferred tax assets and reduced its valuation allowance by $44 million. As a result of reducing the valuation allowance, income tax expense was reduced by $31.4 million and goodwill was reduced by $12.6 million.

     In addition, an accrued liability had been established in prior years for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of recent documentation received pertaining to the California audit of Glendale Federal Bank for the years 1991 through 1997, management reduced its accrued state tax liability by $8.7 million during the six months ended June 30, 2002. Goodwill was reduced by $0.6 million in connection with this transaction. The Company also recorded additional Federal tax expense of $3.1 million due to the reduction of the state tax expense.

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

     In addition, during the six months ended June 30, 2001, an income tax benefit was recorded for $3.2 million due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank.

(12) STOCKHOLDER'S EQUITY
     --------------------

     At June 30, 2002, there were 1,000 shares of GS Holdings common stock issued and outstanding.

     Dividends on common stock during the six months ended June 30, 2002 and 2001 totalled $80.0 million and $60.0 million, respectively.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(13) EXECUTIVE AND STOCK COMPENSATION
     --------------------------------

     In the six months ended June 30, 2002, Golden State granted to certain of the Company's employees non-qualified stock options equivalent to 884,000 shares of common stock at a weighted average price of $27.69 per share under the Stock Plan, all within the first quarter. During the three and six months ended June 30, 2001, Golden State granted to certain of the Company's employees non-qualified stock options equivalent to 560,100 and 1,411,100 shares, respectively, of common stock at a weighted average price of $30.75 and $27.69, respectively. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the six months ended June 30, 2002, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

     During the three and six months ended June 30, 2002, 319,909 and 427,675 options were exercised, and 9,917 and 42,597 options were cancelled or expired, respectively, under all plans. During the three and six months ended June 30, 2001, 91,101 and 154,617 options were exercised and 4,432 and 21,677 options, respectively, were cancelled or expired under all plans.

     At June 30, 2002 and 2001, options to acquire an equivalent of 5,129,449 and 4,906,205 shares and 675,583 and 966,166 LTWTMs, respectively, remained outstanding under all plans.

     On January 22, 2002 and 2001, Golden State awarded to certain of the Company's employees 112,760 and 99,108 shares, respectively, of restricted stock under the Golden State Bancorp Inc. Omnibus Stock Plan. The market value on the date of the award was $27.65 and $26.38 per share, respectively. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. During the three and six months ended June 30, 2002, 152,299 restricted shares were vested and 2,770 restricted shares were cancelled. During the three and six months ended June 30, 2001, 5,911 and 115,045 restricted shares were vested, respectively, and none was cancelled. At June 30, 2002, a total of 160,056 restricted shares was outstanding. The compensation expense based on the stock price on the date of these awards was recognized on a straight-line basis over the vesting period for each service period tranche of the award with a corresponding increase to additional paid-in capital. In addition, dividends on restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. During the three and six months ended June 30, 2002, $0.5 million and $0.9 million, respectively, in compensation expense was recognized related to such awards. During the three and six months ended June 30, 2001, $0.5 million and $1.0 million, respectively, in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights.

(14) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     ---------------------------------------------------

     On September 21, 2000, the EITF issued EITF No. 99-20. This document, which was effective on April 1, 2001, establishes guidance for

     (a) recognizing interest income (including amortization of premiums or discounts) on

         (i)  all credit-sensitive mortgage and asset-backed securities and
         (ii) certain prepayment-sensitive securities including agency interest-only strips and

     (b) determining when these securities must be written down to fair value because of impairment.

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

(15) COMMITMENTS, CONTINGENCIES AND OTHER OFF-BALANCE SHEET ACTIVITIES
     -----------------------------------------------------------------

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

     Listed below are unfunded financial instruments whose contract amounts represent credit risk (in thousands):

                                                                    Contract Amounts at
                                                         ----------------------------------------
                                                         June 30, 2002          December 31, 2001
                                                         -------------          -----------------

              COMMITMENTS TO EXTEND CREDIT
              ----------------------------
      Unutilized consumer lines                            $1,722,420              $1,467,625
      Unutilized commercial lines of credit                   264,524                 263,682
      Commercial and standby letters of credit                 32,042                  24,953

     The contracts for the Company's commitments to extend credit expire as follows (in thousands):

                                                                    June 30, 2002
                                   -------------------------------------------------------------------------------
                                                             Contract Amount Expiring in
                                   -------------------------------------------------------------------------------

Commitments to Extend Credit          Total    Less Than 1 Year    1 - 3 Years    4 - 5 Years    More Than 5 Years
----------------------------          -----    ----------------    -----------    -----------    -----------------
Unutilized consumer lines          $1,722,420      $518,546          $13,634        $11,084         $1,179,156
Unutilized commercial
     lines of credit                  264,524       188,270           56,199          7,865             12,190
Commercial and standby
     letters of credit                 32,042        31,876              166             --                 --

     The fair value of commitments to extend credit was not significant at either June 30, 2002 or December 31, 2001.

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


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

     OFF-BALANCE SHEET COMMITMENTS TO ORIGINATE, PURCHASE AND SELL LOANS

     The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans that have not been recorded in the Company's balance sheet as they do not meet the definition of a derivative financial instrument. These amounts exclude commitments to extend credit which are summarized above. For more information on derivative instruments, see note 16.

                                                                    Contract Amounts at
                                                           --------------------------------------
                                                           June 30, 2002        December 31, 2001
                                                           -------------        -----------------
                                                                      (in thousands)
     Commitments to originate loans                         $2,770,634             $3,937,422
     Commitments to purchase loans                             995,883              3,791,436
     Mandatory commitments to sell loans                       317,569                679,182

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

     Mandatory and optional delivery forward commitments to sell loans are used by the Company to hedge its interest rate exposure from the time a loan has a committed rate to the time the loan is sold. These instruments involve varying degrees of credit risk. Credit risk on these instruments is controlled through credit approvals, limits and monitoring procedures. To the extent that counterparties are not able to fulfill forward commitments, the Company is at risk for any fluctuations in the market value of the mortgage loans and locked pipeline.

     OFF-BALANCE SHEET EMBEDDED DERIVATIVE OPTIONS

     The Company also has off-balance sheet embedded options in borrowings as shown in the table below (in thousands):

                                                June 30, 2002                            December 31, 2001
                                    --------------------------------------     -------------------------------------
     Instruments                    Notional Amount   Estimated Fair Value     Notional Amount  Estimated Fair Value
     -----------                    ---------------   --------------------     ---------------  --------------------
     Interest rate caps               $2,000,000            $34,913              $2,000,000           $52,163
     Interest rate swaptions           1,250,000              1,750               1,250,000             9,448

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     The off-balance sheet embedded options in borrowings at June 30, 2002 are scheduled to expire as shown in the table below (in thousands):

                                                           Contract Amount Expiring in
                                           ------------------------------------------------------------
     Instruments                             2003             2004             2005             TOTAL
     -----------                             ----             ----             ----             -----
     Interest rate caps                    $400,000         $350,000        $1,250,000       $2,000,000
     Interest rate swaptions                150,000               --         1,100,000        1,250,000

     COMMITMENTS AND CONTINGENCIES

     At June 30, 2002, the Bank had pledged as collateral the securities as detailed below (in thousands):

                                                 Securities       Mortgage-backed    Mortgage-backed      Commercial
                                               Available for         Securities         Securities           Paper
                                                    Sale         Available for Sale  Held to Maturity     Investments
                                                    ----         ------------------  ----------------     -----------
  Provide credit enhancements for certain
     bond-financed real estate projects
     originated by Old FNB                        $25,582            $   10,516          $  6,961           $    --

  Pledged securities for principal and
     interest on Bank loan securitization              --               265,144             6,844                --

  Guarantee credit enhancements on
     multi-family bond issues and loans
     securitized by FNMA and FHLMC                  1,027               124,948            27,779                --

  Guarantee credit enhancements on
     loans transferred as part of
     securitization transactions by the Bank           --                    --                --            29,260

  Guarantee state and local agency
     deposits, and certain deposits with the
     Federal Reserve Bank                           2,678               311,569            50,220                --

  Secure various other obligations                     --             1,968,602           752,127                --

     At June 30, 2002, $25.2 billion in residential loans, $3.8 billion in multifamily loans and $1.6 billion in commercial real estate loans were pledged as collateral for FHLB advances.

     At June 30, 2002, loans receivable included approximately $4.6 billion of loans that had the potential to experience negative amortization.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(16) ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     --------------------------------------------------------------

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

     STRATEGIES
     ----------

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

     RESULTS
     -------

     Hedges of FHLB advances and Repos were 100% effective for the three and six months ended June 30, 2002. The Company hedges the entire amount of the change in fair value of the liabilities with the entire amount of the change in fair value of the derivative instruments.

     Fair value changes in interest rate swap hedging instruments relating to cash flows associated with FHLB advances and Repos are reported in OCI. These amounts are then reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings. The net amount of OCI reclassified into interest expense during the three and six months ended June 30, 2002 was $45.1 million and $86.9 million, respectively, while $14.7 million and $20.1 million was reclassified during the three and six months ended June 30, 2001, respectively.

     As of June 30, 2002 and 2001, approximately $96.6 million and $30.4 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending June 30, 2003 and 2002, respectively.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - MORTGAGE SERVICING RIGHTS HEDGES

     OBJECTIVES AND CONTEXT
     ----------------------

     The Company purchases and originates MSRs as a source of fee income. MSRs expose the Company to the variability of their fair value due to changes in the assumed level of prepayments and other variables. The carrying value of MSRs are first adjusted by the calculated change in the fair value of the MSRs being hedged and are then recorded at the lesser of their amortized cost or fair value.

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


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

     RESULTS
     -------

     Risk management results related to the hedging of MSRs are summarized below and are included in the caption entitled "Loan servicing fees, net" in the accompanying consolidated statements of income (in thousands). The net gain or loss represents the ineffectiveness of the hedges.

                                                         Six Months Ended June 30,      Three Months Ended June 30,
                                                         -------------------------      ---------------------------
                                                            2002            2001           2002             2001
                                                            ----            ----           ----             ----
Gain (loss) on designated derivative contracts           $ 191,565       $(74,601)      $ 224,062        $(108,198)
(Decrease) increase in value of designated MSRs           (187,626)        83,558        (239,403)         114,750
                                                         ---------       --------       ---------        ---------

Net gain (loss) on derivatives used to hedge MSRs        $   3,939       $  8,957       $ (15,341)       $   6,552
                                                         =========       ========       =========        =========

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     RESULTS
     -------

     Risk management results related to the hedging of warehouse loans are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income (in thousands):

                                                            Six Months Ended June 30,    Three Months Ended June 30,
                                                            -------------------------    ---------------------------
                                                               2002           2001           2002           2001
                                                               ----           ----           ----           ----
Transition adjustment upon adoption of SFAS No. 133         $     --        $ 3,834        $     --       $     --
Unrealized (loss) gain on designated forward loan
     sale commitments recognized                             (38,538)        10,400         (25,020)        12,080
Increase (decrease) in value of warehouse loans               43,381         (9,038)         24,671        (10,443)
                                                            --------        -------        --------       --------

Net gain (loss) on derivatives used to hedge
     warehouse loans                                        $  4,843        $ 5,196        $   (349)      $  1,637
                                                            ========        =======        ========       ========

     DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS

     PURPOSE - INTEREST RATE LOCK COMMITMENTS AND FORWARD LOAN SALE COMMITMENTS
     --------------------------------------------------------------------------

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

     Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income (in thousands):

                                                            Six Months Ended June 30,    Three Months Ended June 30,
                                                            -------------------------    ---------------------------
                                                               2002           2001           2002           2001
                                                               ----           ----           ----           ----
Transition adjustment upon adoption of SFAS No. 133         $     --        $(2,785)       $     --       $     --
Unrealized (loss) gain on undesignated forward loan
     sale commitments recognized to income                   (19,048)        10,120         (17,288)        11,096
Gain (loss) on undesignated interest rate loan
     commitments recognized to income                         21,464         (8,980)         16,025         (9,093)
                                                            --------        -------        --------       --------

Net gain (loss) on derivatives                              $  2,416        $(1,645)       $ (1,263)      $  2,003
                                                            ========        =======        ========       ========

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

                                                             June 30, 2002                     December 31, 2001
                                                    ------------------------------       ------------------------------
                                                     Notional                             Notional
                                                      Amount      Credit Risk (1)          Amount      Credit Risk (1)
                                                      -------     ---------------          ------      ---------------
  Interest rate swaps -  borrowings                 $ 4,509,670      $      --           $ 4,089,670      $     --
  Interest rate swaps hedging MSRs                    2,840,000         43,080             2,462,000         7,561
  PO swaps                                              391,800             --               378,928         6,411
  Interest rate floors                                1,021,000         26,286             3,054,000        78,917
  Interest rate swaptions                             4,621,000        137,058             4,111,000       183,641
  Forward loan sale commitments                       1,940,749             --             3,980,863        36,879
  Interest rate lock commitments                      1,038,866             --             1,870,852            --
  Other                                                  75,000            744                                  --
                                                    -----------       --------           -----------      --------
       Total                                        $16,438,085       $207,168           $19,947,313      $313,409
                                                    ===========       ========           ===========      ========

-------------
  (1) Credit risk represents the amount of unrealized gain included in derivative assets which is subject to counterparty credit risk. It reflects the effect of master netting agreements and excludes $187.2 million and $95.2 million cash collateral held by the Bank at June 30, 2002 and December 31, 2001, respectively.

       Derivative financial instruments used for other-than-trading purposes at June 30, 2002 are scheduled to mature as follows (in thousands):

                                                                  Notional Amounts
                           ----------------------------------------------------------------------------------------------
                           Six Months Ending
                           December 31, 2002     2003         2004         2005         2006      Thereafter     Total
                           -----------------     ----         ----         ----         ----      ----------     -----
  Interest rate swaps -
     borrowings               $  300,000      $  700,000   $1,670,000   $  819,670    $900,000    $  120,000  $ 4,509,670
  Interest rate swaps
     hedging MSRs                     --              --           --           --          --     2,840,000    2,840,000
  PO swaps                        96,002          70,920       81,451           --          --       143,427      391,800
  Interest rate floors                --              --           --           --          --     1,021,000    1,021,000
  Interest rate swaptions             --       3,451,000      464,000      706,000          --            --    4,621,000
  Forward loan sale
     commitments               1,940,749              --           --           --          --            --    1,940,749
  Interest rate lock
     commitments               1,038,866              --           --           --          --            --    1,038,866
  Other                           75,000              --           --           --          --            --       75,000
                              ----------      ----------   ----------   ----------    --------    ----------  -----------
        Total                 $3,450,617      $4,221,920   $2,215,451   $1,525,670    $900,000    $4,124,427  $16,438,085
                              ==========      ==========   ==========   ==========    ========    ==========  ===========

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(17) RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

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

     Acquired intangible assets other than goodwill are amortized over their useful economic life and reviewed for impairment in accordance with SFAS No. 144.

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

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS

     SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

     The accounting, disclosure and financial statement provisions of SFAS No. 145 are effective for financial statements in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item shall be reclassified.

     The implementation of SFAS No. 145 is not expected to impact the Company's financial condition or operating results.

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

     PENDING MERGER

     On May 21, 2002, Citigroup and Mercury Merger Sub, a wholly owned subsidiary of Citigroup, entered into a merger agreement with the Company whereby the Company will be merged with and into Mercury Merger Sub, with Mercury Merger Sub as the surviving company. The Merger, which is expected to close in the third quarter of 2002, is subject to regulatory and Golden State stockholder approvals. See note 2 of the Company's Notes to Unaudited Consolidated Financial Statements.

     NET INCOME

     GS Holdings reported net income of $241.8 million for the six months ended June 30, 2002, compared with net income of $209.2 million for the corresponding period in 2001. Net income for the six months ended June 30, 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of change in accounting principle. Net income before the cumulative effect of change in accounting principle for the six months ended June 30, 2001 was $210.7 million. The Bank's efficiency ratio was 47.34% for the six months ended June 30, 2002, compared to 49.30% for the comparable period in 2001.

     Net interest income increased $91.1 million during the first six months of 2002 as compared to the year-ago period, primarily as a result of declining market interest rates reducing the costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. In addition, during the six months ended June 30, 2002, $11.2 million of interest income was received in connection with a California income tax refund. Total noninterest income declined by $85.5 million, primarily in loan servicing fees, net due to higher MSR amortization and an increased MSR valuation provision. Total noninterest expense declined $15.4 million and includes a $27.5 million decrease due to the adoption of SFAS No. 142 on January 1, 2002.

     GS Holdings reported net income of $116.4 million for the three months ended June 30, 2002, compared with net income of $113.5 million for the corresponding period in 2001. Net income for the three months ended June 30, 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of change in accounting principle. Net income before the cumulative effect of change in accounting principle for the three months ended June 30, 2001 was $115.1 million. The Bank's efficiency ratio was 47.06% for the three months ended June 30, 2002, compared to 46.27% for the comparable period in 2001.

     Net interest income increased $33.9 million during the three months ended June 30, 2002 as compared to the same period in 2001, primarily as a result of declining market interest rates reducing the costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. In addition, during the three months ended June 30, 2002, $11.2 million of interest income was received in connection with a California income tax refund. Total noninterest income declined by $114.6 million, primarily in loan servicing fees, net due to higher MSR amortization and an increased MSR valuation provision. Total noninterest expense declined $16.8 million and includes a $13.8 million decrease due to the adoption of SFAS No. 142 on January 1, 2002.

     As noted above, the Company adopted SFAS No. 142 effective January 1, 2002, which requires that goodwill no longer be amortized. The effect of the adoption was to reduce goodwill amortization by $13.8 million and $27.5 million for the three and six months ended June 30, 2002, respectively, compared to the same period a year ago. Excluding the effect of the adoption of SFAS No. 142, net income for the three and six months ended June 30, 2001 was $127.2 million and $236.6 million, respectively. Excluding the effect of the adoption of SFAS No. 142, income before the cumulative effect of change in accounting principle for the three and six months ended June 30, 2001 was $128.8 million and $238.1 million, respectively.

     FINANCIAL CONDITION

     During the six months ended June 30, 2002, consolidated total assets decreased to $51.9 billion from $56.5 billion and total liabilities decreased to $48.6 billion from $53.4 billion at December 31, 2001. Mortgage-backed securities, loans held for sale and loans receivable declined $2.4 billion, $1.3 billion and $0.7 billion, respectively, during the six month period. This shift in mortgage-backed securities and loans is primarily due to high repayment rates in light of the declining interest rate environment. Deposits decreased $764.8 million during the six months ended June 30, 2002, including decreases of $807.6 million in custodial accounts, $564.5 million in CDs and $55.5 million in Brokered Deposits, offset by a $671.4 million increase in transaction accounts. Total borrowings, including securities sold under agreements to repurchase, FHLB advances and other borrowings, declined $4.0 billion during the six months ended June 30, 2002.

     During the six months ended June 30, 2002, stockholder's equity increased $147.3 million to $2.8 billion. The increase in stockholder's equity is principally the result of $241.8 million in net income for the period, $3.1 million from the exercise of stock options and $2.6 million due to the impact of Golden State restricted common stock. These amounts are partially offset by $80.0 million in dividends to parent, $16.9 million in net unrealized losses, after tax, on derivatives and $3.4 million in net unrealized losses, after tax, on securities available for sale.

     GS Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $104.6 million at June 30, 2002 compared with $124.1 million at December 31, 2001. Total non-performing assets as a percentage of the Bank's total assets was 0.20% at June 30, 2002 compared with 0.22% at December 31, 2001.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 2002 VERSUS SIX MONTHS ENDED JUNE 30, 2001

     The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                                  Six Months Ended June 30, 2002
                                                                               ------------------------------------
                                                                               Average                      Average
                                                                               Balance       Interest        Rate
                                                                               -------       --------        ----
                                                                                       (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities, interest-bearing deposits in banks  and other (2)             $   351        $   16          8.99%
     Mortgage-backed securities available for sale                               5,598           168          6.02
     Mortgage-backed securities held to maturity                                 1,266            40          6.28
     Loans held for sale, net                                                    2,226            71          6.35
     Loans receivable, net:
         Residential                                                            28,732           883          6.15
         Commercial real estate                                                  6,552           233          7.10
         Consumer                                                                  978            30          6.18
         Automobile                                                              1,986           124         12.65
         Commercial banking                                                        733            21          5.74
                                                                               -------        ------
     Loans receivable, net                                                      38,981         1,291          6.63
     FHLB stock                                                                  1,318            41          6.24
                                                                               -------        ------
         Total interest-earning assets                                          49,740         1,627          6.55%
Noninterest-earning assets                                                       4,149        ------
                                                                               -------
         Total assets                                                          $53,889
                                                                               =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                                  $24,756           261          2.12%
     Securities sold under agreements to repurchase (3)                          2,189            42          3.85
     Borrowings (3)                                                             22,474           584          5.22
     Other                                                                         165             2          1.76
                                                                               -------        ------
         Total interest-bearing liabilities                                     49,584           889          3.60%
Noninterest-bearing liabilities                                                  1,151        ------
Minority interest                                                                  497
Stockholder's equity                                                             2,657
                                                                               -------
         Total liabilities, minority interest
             and stockholder's equity                                          $53,889
                                                                               =======
Net interest income                                                                           $  738
                                                                                              ======
Interest rate spread (4)                                                                                      2.95%
                                                                                                             =====
Net interest margin                                                                                           2.96
                                                                                                             =====

Return on average assets                                                                                      0.90%
                                                                                                             =====
Return on average common equity                                                                              18.21%
                                                                                                             =====
Return on tangible common equity                                                                             24.14%
                                                                                                             =====
Average equity to average assets                                                                              4.93%
                                                                                                             =====

                                                                                  Six Months Ended June 30, 2001
                                                                               ------------------------------------
                                                                               Average                      Average
                                                                               Balance       Interest        Rate
                                                                               -------       --------        ----
                                                                                       (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)                     $ 1,051        $   32          6.01%
     Mortgage-backed securities available for sale                              10,385           345          6.64
     Mortgage-backed securities held to maturity                                 1,685            71          8.43
     Loans held for sale, net                                                    1,523            53          6.92
     Loans receivable, net:
         Residential                                                            31,803         1,124          7.07
         Commercial real estate                                                  6,130           256          8.36
         Consumer                                                                  875            40          9.31
         Automobile                                                              1,700            96         11.38
         Commercial banking                                                        570            25          8.69
                                                                               -------        ------
     Total loans receivable, net                                                41,078         1,541          7.51
      FHLB stock                                                                 1,391            45          6.58
                                                                               -------        ------
         Total interest-earning assets                                          57,113         2,087          7.31%
Noninterest-earning assets                                                       3,593        ------
                                                                               -------
         Total assets                                                          $60,706
                                                                               =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                                  $23,997           465          3.90%
     Securities sold under agreements to repurchase (3)                          3,992           121          6.05
     Borrowings (3)                                                             28,784           854          5.96
     Other                                                                           1            --            --
                                                                               -------        ------
         Total interest-bearing liabilities                                     56,774         1,440          5.09%
Noninterest-bearing liabilities                                                  1,121        ------
Minority interest                                                                  497
Stockholder's equity                                                             2,314
                                                                               -------
          Total liabilities, minority interest
                and stockholder's equity                                       $60,706
                                                                               =======
Net interest income                                                                           $  647
                                                                                              ======
Interest rate spread (4)                                                                                      2.22%
                                                                                                             =====
Net interest margin                                                                                           2.25%
                                                                                                             =====

Return on average assets                                                                                      0.69%
                                                                                                             =====
Return on average common equity                                                                              18.08%
                                                                                                             =====
Return on tangible common equity                                                                             29.19%
                                                                                                             =====
Average equity to average assets                                                                              3.81%
                                                                                                             =====

----------------
(1) Non-performing assets are included in the average balances for the periods indicated.

(2) Includes securities, interest-bearing deposits in other banks, securities purchased under agreements to resell, interest income on California income tax refund and other interest income.

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

                                                                        Six Months Ended June 30, 2002 vs. 2001
                                                                              Increase (Decrease) Due to
                                                                  ------------------------------------------------
                                                                          VOLUME          RATE             NET
                                                                          ------          ----             ---
INTEREST INCOME:                                                                           (in millions)
       Securities, interest-bearing deposits in banks and other           $ (13)         $  (3)          $ (16)
       Mortgage-backed securities available for sale                       (147)           (30)           (177)
       Mortgage-backed securities held to maturity                          (15)           (16)            (31)
       Loans held for sale, net                                              22             (4)             18
       Loans receivable, net                                                (40)          (210)           (250)
       FHLB stock                                                            (2)            (2)             (4)
                                                                          -----          -----           -----
          Total                                                            (195)          (265)           (460)
                                                                          -----          -----           -----

INTEREST EXPENSE:

       Deposits                                                              30           (234)           (204)
       Securities sold under agreements to repurchase                       (46)           (33)            (79)
       Borrowings                                                          (161)          (109)           (270)
       Other                                                                  1              1               2
                                                                          -----          -----           -----
          Total                                                            (176)          (375)           (551)
                                                                          -----          -----           -----
                 Change in net interest income                            $ (19)         $ 110           $  91
                                                                          =====          =====           =====

     INTEREST INCOME. Total interest income was $1.6 billion for the six months ended June 30, 2002, a decrease of $460.1 million from the six months ended June 30, 2001. Total interest-earning assets for the six months ended June 30, 2002 averaged $49.7 billion, compared to $57.1 billion for the corresponding period in 2001. The decrease in interest-earning assets is primarily a result of a decline in mortgage-backed securities, principally due to management's decision to sharply reduce purchases, and net loan run off, as well as decreased securities volume. These decreases were partially offset by an increase in loans held for sale due to heightened borrower refinancing activity in the declining interest rate environment. The yield on total interest-earning assets during the six months ended June 30, 2002 decreased to 6.55% from 7.31% for the six months ended June 30, 2001, primarily due to the repricing of loans and mortgage-backed securities available for sale at lower rates. At June 30, 2002, 11% of the Company's portfolio loans were tied to COFI indices, 12% to Treasury-based indices and 49% were "hybrid" ARMs - fixed for three to ten years and then adjusting annually. Twenty-three percent of the portfolio was fixed. The remaining 5% of the portfolio was in other adjustable-rate products.

     GS Holdings earned $1.3 billion of interest income on loans receivable for the six months ended June 30, 2002, a decrease of $250.0 million from the six months ended June 30, 2001. The average balance of loans receivable was $39.0 billion for six months ended June 30, 2002, compared to $41.1 billion for the same period in 2001. The weighted average yield on loans receivable decreased to 6.63% for the six months ended June 30, 2002 from 7.51% for the six months ended June 30, 2001. The decrease in the average balance reflects the sharp run off of residential loans during a period of high refinancing activity. The decrease in the weighted average yield reflects the repricing of variable-rate loans, a decrease in the prime rate on commercial banking loans and comparatively lower market interest rates during the six months ended June 30, 2002, partially offset by a higher yield on auto loans purchased after July 1, 2001, which are recorded on a gross-coupon basis, rather than a credit-adjusted yield basis. The impact of this change on net interest income during the six months ended June 30, 2002 was to increase interest income by $20.7 million.

     Loan production is detailed in the table below (in thousands):

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                2002                 2001
                                                                ----                 ----
           Loans funded:
               Residential real estate loans:
                   Adjustable-rate                           $ 3,455,177         $ 3,854,221
                   Fixed-rate                                 10,369,569           7,459,609
                                                             -----------         -----------
                       Total residential real estate loans    13,824,746          11,313,830
               Commercial real estate loans                      903,169             886,836
               Commercial loans                                  648,287             523,254
               Consumer nonmortgage loans                        526,246             393,648
               Auto loans (a)                                    619,694             635,466
                                                             -----------         -----------
                       Total loans funded                    $16,522,142         $13,753,034
                                                             ===========         ===========

               Residential real estate loans purchased       $ 2,207,946         $ 1,723,576
                                                             ===========         ===========

     ------------
     (a) Approximately 50% and 41% of this volume was in prime product; 50% and 59% in sub-prime product for the six months ended June 30, 2002 and 2001, respectively.

     GS Holdings earned $70.7 million of interest income on loans held for sale for the six months ended June 30, 2002, an increase of $18.0 million from the six months ended June 30, 2001. The average balance of loans held for sale was $2.2 billion for the six months ended June 30, 2002, an increase of $0.7 billion from the comparable period in 2001, primarily attributed to increased originations of residential fixed-rate loans as a result of heightened borrower refinancing activity in the declining interest rate environment. Fixed-rate production for sale totalled $10.2 billion during the six months ended June 30, 2002, an increase of 46.5% over the $6.9 billion originated during the comparable period in 2001. The weighted average yield on loans held for sale decreased to 6.35% for the six months ended June 30, 2002 from 6.92% for the six months ended June 30, 2001, primarily due to declining market interest rates.

     Interest income on mortgage-backed securities available for sale was $168.5 million for the six months ended June 30, 2002, a decrease of $176.5 million from the six months ended June 30, 2001. The average portfolio balance decreased $4.8 billion, to $5.6 billion for the six months ended June 30, 2002 compared to the same period in 2001. The weighted average yield on these assets decreased from 6.64% for the six months ended June 30, 2001 to 6.02% for the six months ended June 30, 2002. The decrease in the volume is primarily attributed to management's decision to sharply reduce purchases, coupled with high repayments and sales of mortgage-backed securities. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

     Interest income on mortgage-backed securities held to maturity was $39.7 million for the six months ended June 30, 2002, a decrease of $31.3 million from the six months ended June 30, 2001. The average portfolio balance decreased $0.4 billion, to $1.3 billion for the six months ended June 30, 2002 compared to the same period in 2001, primarily due to repayments. The weighted average yields for the six months ended June 30, 2002 and 2001 were 6.28% and 8.43%, respectively. The decrease in the weighted average yield is primarily the result of the repricing of variable-rate securities at lower rates.

     Interest income on securities, interest-bearing deposits in banks and other was $15.8 million for the six months ended June 30, 2002, a decrease of $15.8 million from the six months ended June 30, 2001. The average portfolio balance was $0.4 billion and $1.1 billion for the six months ended June 30, 2002 and 2001, respectively. The weighted average yield was 8.99% for the six months ended June 30, 2002 compared to 6.01% for the six months ended June 30, 2001. The decrease in the volume is primarily attributed to payments and maturities of securities. The increase in the weighted average yield reflects $11.2 million of interest income related to a California income tax refund for which there is no corresponding earning asset; if this amount is excluded, the weighted average yield for the six months ended June 30, 2002 would be 2.61%. The weighted average yield also reflects a shift in the mix of securities, with lower average balances of higher rate securities held to maturity during the first six months of 2002.

     Dividends on FHLB stock were $40.8 million for the six months ended June 30, 2002, a decrease of $4.6 million from the six months ended June 30, 2001. The average balance outstanding was $1.3 billion and $1.4 billion for the six months ended June 30, 2002 and 2001, respectively. The weighted average dividend on FHLB stock declined to 6.24% for the six months ended June 30, 2002 from 6.58% for the six months ended June 30, 2001.

     INTEREST EXPENSE. Total interest expense was $888.5 million for the six months ended June 30, 2002, a decrease of $551.2 million from the six months ended June 30, 2001. The decrease is primarily due to declining market interest rates and a reduction in borrowings under FHLB advances and securities sold under agreements to repurchase, partially offset by additional deposits.

     Interest expense on deposits, including Brokered Deposits, was $260.9 million for the six months ended June 30, 2002, a decrease of $203.6 million from the six months ended June 30, 2001. The average balance of deposits outstanding increased from $24.0 billion for the six months ended June 30, 2001 to $24.8 billion for the six months ended June 30, 2002. The increase in the average balance is primarily attributed to increases in the average balances of money market accounts, retail customer checking accounts, custodial accounts and savings account balances, partially offset by a decline in CDs. The overall weighted average cost of deposits decreased to 2.12% for the six months ended June 30, 2002 from 3.90% for the six months ended June 30, 2001, primarily due to declining market interest rates and a shift in the mix of deposits, with higher average balances of lower rate money market, checking, custodial and savings accounts, and a lower average balance of higher rate CDs during the first half of 2002.

     Interest expense on securities sold under agreements to repurchase totalled $42.4 million for the six months ended June 30, 2002, a decrease of $79.0 million from the six months ended June 30, 2001. The average balance of such borrowings for the six months ended June 30, 2002 and 2001 was $2.2 billion and $4.0 billion, respectively. The decrease in the average balance is primarily the result of maturities, which were not renewed in light of the decline in interest-earning assets. The weighted average interest rate on these instruments decreased to 3.85% for the six months ended June 30, 2002 from 6.05% for the six months ended June 30, 2001, primarily due to maturities of higher fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates.

     Interest expense on borrowings totalled $583.8 million for the six months ended June 30, 2002, a decrease of $270.0 million from the six months ended June 30, 2001. The average balance outstanding for the six months ended June 30, 2002 and 2001 was $22.5 billion and $28.8 billion, respectively. The weighted average interest rate on these instruments decreased to 5.22% for the six months ended June 30, 2002 from 5.96% for the six months ended June 30, 2001. The decrease in the average volume is primarily the result of maturities, which were not renewed in light of the decline in interest-earning assets, while the decrease in the weighted average rate is primarily due to declining market interest rates.

     NET INTEREST INCOME. Net interest income was $738.0 million for the six months ended June 30, 2002, an increase of $91.1 million from the six months ended June 30, 2001. The interest rate spread increased to 2.95% for the six months ended June 30, 2002 from 2.22% for the six months ended June 30, 2001, primarily as a result of declining market interest rates reducing costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 2.96% for the six months ended June 30, 2002, up 71 bps from the 2.25% reported during the first half of 2001. Excluding the $11.2 million interest on the California income tax refund, the interest rate spread and net interest margin for the six months ended June 30, 2002 would be 2.90% and 2.91%, respectively.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, gain on sale of assets, net and other income, was $88.0 million for the six months ended June 30, 2002, representing a decrease of $85.5 million from the six months ended June 30, 2001.

       Loan servicing fees for the Company, were $(106.6) million for the six months ended June 30, 2002, compared to $(6.9) million the six months ended June 30, 2001. The following table details the components of loan servicing fees, net (in thousands):

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                         2002               2001
                                                                         ----               ----
     Components of loan servicing fees, net:
        Loan servicing fees                                            $ 249,676         $ 224,292
        Amortization of MSRs                                            (212,596)         (147,013)
        Pass-through Interest Expense                                    (20,498)          (16,142)
        Net gain on MSRs/MSR derivatives (SFAS No. 133)                    3,939             8,957
        MSR valuation provision                                         (127,107)          (77,000)
                                                                       ---------         ---------
              Total loan servicing fees, net                           $(106,586)        $  (6,906)
                                                                       =========         =========

     Portfolio run off rate (residential portfolio only)                    30.0%             25.6%
     MSR value run off rate (residential portfolio only)                    21.8              21.2
     MSR amortization rate (residential portfolio only)                     22.9              20.3

     As the table reflects, gross loan servicing fees increased $25.4 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $83.3 billion at June 30, 2001 to $90.7 billion at June 30, 2002. The portfolio runoff rate, representing the percentage of the residential portfolio that has been paid off during the year, influences MSR amortization, which increased $65.6 million in the six months ended June 30, 2002 over the same period in 2001. MSR amortization was also affected by a higher average MSR balance for the six months ended June 30, 2002 compared to the same period in 2001. Pass-through Interest Expense increased $4.4 million or 27.0% year over year, also influenced by higher runoff rates. Total loan servicing fees, net for the six months ended June 30, 2002 and 2001 includes net pre-tax gains of $3.9 million and $9.0 million, respectively, from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. After recording these gains in accordance with SFAS No. 133, the Company determined that the fair value of the MSR asset was less than its carrying value and recorded pre-tax valuation provisions on the MSRs of $127.1 million and $77.0 million during the six months ended June 30, 2002 and 2001, respectively.

     Customer banking fees were $119.0 million for the six months ended June 30, 2002 compared to $105.8 million for the six months ended June 30, 2001. The following table details the components of customer banking fees and service charges (in thousands):

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                          2002              2001
                                                                          ----              ----
     Components of customer banking fees and service charges:

        Customer and electronic banking fees                            $ 77,602          $ 68,501
        Other customer fees                                                1,517             1,298
        Investment sales income                                           35,199            30,730
        Insurance commissions                                              4,702             5,291
                                                                        --------          --------
                Total customer banking fees and service charges         $119,020          $105,820
                                                                        ========          ========

     The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other investment and insurance product sales through CFI. 2002 also includes a $1.6 million reclassification to reflect gross revenues from customer check printing fees rather than net revenues. The offset is included in the "other expense" line of the income statement. Transaction accounts (including custodial accounts) as a percentage of retail deposits increased to 58.5% at June 30, 2002, from 53.3% at June 30, 2001.

     Gain on sale, settlement and transfer of loans, net totalled $55.5 million for the six months ended June 30, 2002, an increase of $33.6 million from the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company sold $11.9 billion in single-family mortgage loans with servicing rights retained as part of its ongoing mortgage banking operations at gains of $43.7 million compared to $5.6 billion of such sales for the corresponding period in 2001 at gains of $14.1 million. The overall increase in the volume of loans sold and the related gain is a result of the significant increase in fixed-rate loan originations due to the overall decline in market interest rates and increased mortgage refinancing. The results in 2002 and 2001 include unrealized gains of $7.3 million and $3.6 million, respectively, on the derivative rate locks, forward loan sale commitments and closed loan inventory from the application of SFAS No. 133.

     Gain on sale of assets, net totalled $8.4 million for the six months ended June 30, 2002, compared to a net gain of $16.2 million for the six months ended June 30, 2001. The gain during the first half of 2002 includes a $14.2 million gain on the sale of a real estate partnership interest, a $3.4 million gain on the sale of the Santa Barbara branch and a $2.0 million gain on the sale of $62.3 million in mortgage-backed securities, partially offset by an $11.3 million loss on the mark-to-market of the Company's portfolio of IO strip and "B" tranche mortgage securities pursuant to EITF No. 99-20. The gain during 2001 is primarily attributed to a $9.3 million gain on the sale of the Company's Concord EFS stock and a gain of $6.6 million on the sale of $298 million in mortgage-backed securities.

     Other noninterest income for the six months ended June 30, 2001 included a gain of $20.7 million on the non-monetary exchange of Star Systems common stock for 634,520 shares of Concord EFS common stock as a result of Concord's acquisition of Star Systems in February 2001.

     NONINTEREST EXPENSE. Total noninterest expense was $457.0 million for the six months ended June 30, 2002, a decrease of $15.4 million compared to the six months ended June 30, 2001. Excluding the amortization of goodwill and other intangible assets, noninterest expense for the six months ended June 30, 2002 was $454.7 million, an increase of $12.2 million over the same period in the prior year. Noninterest expense for the six months ended June 30, 2002 included decreases of $27.5 million in amortization of intangible assets, $3.0 million in other noninterest expense and $1.0 million in loan expense. These decreases were partially offset by increases of $11.4 million in compensation expense, $3.2 million in occupancy and equipment expense and $1.4 million in professional fees.

     Compensation and employee benefits expense was $242.6 million for the six months ended June 30, 2002, an increase of $11.4 million from the six months ended June 30, 2001. The increase is primarily attributed to an increase in staff (from 8,015 FTE at June 30, 2001 to 8,185 at June 30, 2002) and temporary personnel, primarily in volume-related operating groups, as well as normal salary adjustments.

     Professional fees were $16.1 million for the six months ended June 30, 2002, an increase of $1.4 million from the six months ended June 30, 2001, primarily due to an overall increase in legal fees related to various legal cases.

     Amortization of intangible assets was $2.3 million for the six months ended June 30, 2002, a decrease of $27.5 million from the six months ended June 30, 2001, due to the adoption of SFAS No. 142 on January 1, 2002, which requires that goodwill no longer be amortized.

     Other noninterest expense was $108.2 million for the six months ended June 30, 2002 compared to $111.2 million in the same period of 2001. The decrease in expenses relates to decreases in a number of operating expense categories, including retail back office operations, marketing, judgments and settlements, employee travel expense and telephone.

     PROVISION FOR INCOME TAX. During the six months ended June 30, 2002, GS Holdings recorded gross income tax expense of $150.7 million, which was offset by a tax benefit of $37.1 million, for net income tax expense of $113.6 million. Based on the current status of Mafco Holdings' audits for the years 1991 through 1995 and anticipated reversal of deferred tax assets with established valuation allowance, management changed its judgment about the realizability of the Company's deferred tax assets and reduced its valuation allowance by $44 million. As a result of reducing the valuation allowance, income tax expense was reduced by $31.4 million and goodwill was reduced by $12.6 million.

     In addition, an accrued liability had been established in prior years for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of recent documentation received pertaining to the California audit of Glendale Federal Bank for the years 1991 through 1997, management reduced its accrued state tax liability by $8.7 million during the six months ended June 30, 2002. Goodwill was reduced by $0.6 million in connection with this transaction. The Company also recorded additional Federal tax expense of $3.1 million due to the reduction of the state tax expense.

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

     GS Holdings' effective gross federal tax rate was 27% during the six months ended June 30, 2002 and 41% during the six months ended June 30, 2001, while its federal statutory tax rate was 35% during both periods. In 2002, the difference between the effective and statutory rates was primarily the result of a reduction of the valuation allowance, partially offset by an increase in federal tax recorded in conjunction with the reduction in the accrued state tax liability. In 2001, the difference between the effective and statutory rates was primarily the result of non-deductible goodwill amortization and additional federal tax liability recorded in conjunction with a reduction in the accrued state tax liability. GS Holdings' effective state tax rate was 3% and (5)% during the six months ended June 30, 2002 and 2001, respectively. The low effective state tax rate during 2002 and 2001 was the result of the previously discussed reduction in the accrued state tax liability.

     MINORITY INTEREST. During each of the six months ended June 30, 2002 and 2001, dividends on the REIT Preferred Stock were recorded totalling $13.5 million, net of income tax benefit, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the six months ended June 30, 2001 includes a write-down of $1.6 million, net of income taxes of $1.1 million, on certain securities as a result of the Company's implementation of EITF No. 99-20 on April 1, 2001. See note 14 of the Company's Notes to Unaudited Consolidated Financial Statements.

     IMPACT OF SFAS NO. 133. On January 1, 2001,  the Company  adopted  SFAS No.
133. The pronouncement impacted several other areas of the financial statements. The table summarizes the activity during the six months ended June 30, 2002 and 2001 below (debit/(credit); in thousands):

                                             Assets                     Liabilities and Equity           Pre-tax Earnings
                                --------------------------------    ------------------------------    ----------------------
                                 Loans                                             Taxes-                Loan    (Gain)/Loss
                                  Held    Residential Derivative    Derivative     Other              Servicing   on Sale of
                                For Sale     MSRS       Assets      Liabilities  Liabilities   OCI    Fees, Net     Loans
                                --------     ----       ------      -----------  -----------   ---    ---------     -----
Fair value adjustments:
   MSRs and MSR hedges          $    --   $(187,626) $   180,458     $  11,107     $    --   $    --   $(3,939)    $    --
   Warehouse loans and
      pipeline hedges            43,381          --      (28,685)       (7,437)         --        --        --      (7,259)
   Cash flow (balance sheet)
      hedges - swaps                 --          --           --       (28,500)     11,642    16,858        --          --
                                -------   ---------  -----------     ---------     -------   -------   -------     -------
Fair Value Adjustments - Six
   Months Ended June 30, 2002    43,381    (187,626)     151,773       (24,830)     11,642    16,858    (3,939)     (7,259)

Other Activity - Six Months
   Ended June 30, 2002:
   MSR hedge additions               --          --      833,385            --          --        --        --          --
   MSR hedge sales and
          maturities                 --          --   (1,078,131)       32,393          --        --        --          --
   MSR hedge receipts
      and payments                   --          --      (32,053)      (19,014)         --        --        --          --
                                -------   ---------  -----------     ---------     -------   -------   -------     -------
Total Other Activity -  Six
   Months Ended June 30, 2002        --          --     (276,799)       13,379          --        --        --          --
                                -------   ---------  -----------     ---------     -------   -------   -------     -------

Total Impact from
   SFAS No. 133 - Six Months
   Ended June 30, 2002          $43,381   $(187,626) $  (125,026)    $ (11,451)    $11,642   $16,858   $(3,939)    $(7,259)
                                =======   =========  ===========     =========     =======   =======   =======     =======

Total Impact from
   SFAS No. 133 - Six Months
   Ended June 30,  2001         $(5,204)  $ (81,330) $   193,430     $(126,624)    $42,409   $61,407   $(8,957)    $(3,551)
                                =======   =========  ===========     =========     =======   =======   =======     =======

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2002 VERSUS THREE MONTHS ENDED JUNE 30, 2001

     The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                               Three Months Ended June 30, 2002
                                                                           ---------------------------------------
                                                                           Average                         Average
                                                                           Balance         Interest          Rate
                                                                           -------         --------          ----
                                                                                    (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities, interest-bearing deposits in banks and other (2)          $   439           $ 14           12.65%
     Mortgage-backed securities available for-sale                           5,093             76            5.96
     Mortgage-backed securities held-to-maturity                             1,204             18            6.08
     Loans held for sale, net                                                1,758             29            6.57
     Loans receivable, net:
         Residential                                                        28,453            435            6.11
         Commercial real estate                                              6,634            116            7.00
         Consumer                                                            1,011             15            6.06
         Automobile                                                          2,032             65           12.74
         Commercial banking                                                    765             11            5.75
                                                                           -------           ----
     Total loans receivable, net                                            38,895            642            6.60
     FHLB stock                                                              1,247             20            6.42
                                                                           -------           ----
         Total interest-earning assets                                      48,636            799            6.57%
                                                                                             ----
Noninterest-earning assets                                                   4,040
                                                                           -------
         Total assets                                                      $52,676
                                                                           =======


LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                              $24,702            126            2.04%
     Securities sold under agreements to repurchase (3)                      2,143             21            3.89
     Borrowings (3)                                                         21,341            281            5.27
     Other                                                                     168              1            1.77
                                                                           -------           ----
         Total interest-bearing liabilities                                 48,354            429            3.55%
                                                                                             ----
Noninterest-bearing liabilities                                              1,127
Minority interest                                                              499
Stockholder's equity                                                         2,696
                                                                           -------
         Total liabilities, minority interest
             and stockholder's equity                                      $52,676
                                                                           =======
Net interest income                                                                          $370
                                                                                             ====
Interest rate spread (4)                                                                                    3.02%
                                                                                                           =====
Net interest margin                                                                                         3.04%
                                                                                                           =====

Return on average assets                                                                                    0.88%
                                                                                                           =====
Return on average common equity                                                                            17.27%
                                                                                                           =====
Return on tangible common equity                                                                           22.74%
                                                                                                           =====
Average equity to average assets                                                                            5.12%
                                                                                                           =====

                                                                               Three Months Ended June 30, 2001
                                                                           ---------------------------------------
                                                                           Average                         Average
                                                                           Balance         Interest          Rate
                                                                           -------         --------          ----
                                                                                    (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)                 $   811          $   12          5.85%
     Mortgage-backed securities available for sale                          10,005             164          6.56
     Mortgage-backed securities held to maturity                             1,631              34          8.24
     Loans held for sale, net                                                1,927              33          6.76
     Loans receivable, net:
         Residential                                                        31,939             554          6.94
         Commercial real estate                                              6,225             128          8.22
         Consumer                                                              890              19          8.70
         Automobile                                                          1,762              50         11.36
         Commercial banking                                                    590              12          8.24
                                                                           -------          ------
     Total loans receivable, net                                            41,406             763          7.38
     FHLB stock                                                              1,402              22          6.39
                                                                           -------          ------
         Total interest-earning assets                                      57,182           1,028          7.19%
Noninterest-earning assets                                                   3,722          ------
                                                                           -------
         Total assets                                                      $60,904
                                                                           =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                              $24,334             224          3.69%
     Securities sold under agreements to repurchase (3)                      3,819              53          5.55
     Borrowings (3)                                                         28,755             415          5.75
     Other                                                                       3              --            --
                                                                           -------          ------
         Total interest-bearing liabilities                                 56,911             692          4.86%
Noninterest-bearing liabilities                                              1,143          ------
Minority interest                                                              499
Stockholder's equity                                                         2,351
                                                                           -------
         Total liabilities, minority interest
             and stockholder's equity                                      $60,904
                                                                           =======
Net interest income                                                                         $  336
                                                                                            ======
Interest rate spread (4)                                                                                    2.33%
                                                                                                           =====
Net interest margin                                                                                         2.36%
                                                                                                           =====

Return on average assets                                                                                    0.75%
                                                                                                           =====
Return on average common equity                                                                            19.31%
                                                                                                           =====
Return on tangible common equity                                                                           30.54%
                                                                                                           =====
Average equity to average assets                                                                            3.86%
                                                                                                           =====

----------
(1) Non-performing assets are included in the average balances for the periods indicated.

(2) Includes securities, interest-bearing deposits in other banks, securities purchased under agreements to resell, interest income on California income tax refund and other interest income.

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

                                                                        Three Months Ended June 30, 2002 vs. 2001
                                                                               Increase (Decrease) Due to
                                                                    -------------------------------------------------
                                                                          Volume            Rate            Net
                                                                          ------            ----            ---
INTEREST INCOME:                                                                      (in millions)
     Securities, interest-bearing deposits in banks and other             $  (4)           $   6           $   2
     Mortgage-backed securities available for sale                          (74)             (14)            (88)
     Mortgage-backed securities held to maturity                             (8)              (7)            (15)
     Loans held for sale, net                                                (3)              (1)             (4)
     Loans receivable, net                                                   24             (146)           (122)
     FHLB stock                                                              (2)              --              (2)
                                                                          -----            -----           -----
         Total                                                              (67)            (162)           (229)
                                                                          -----            -----           -----

INTEREST EXPENSE:
     Deposits                                                                 2             (100)            (98)
     Securities sold under agreements to repurchase                         (20)             (13)            (33)
     Borrowings                                                             (89)             (44)           (133)
     Other                                                                   --                1               1
                                                                          -----            -----           -----
         Total                                                             (107)            (156)           (263)
                                                                          -----            -----           -----
               Change in net interest income                              $  40            $  (6)          $  34
                                                                          =====            =====           =====

     INTEREST INCOME. Total interest income was $798.8 million for the three months ended June 30, 2002, a decrease of $228.7 million from the three months ended June 30, 2001. Total interest-earning assets for the three months ended June 30, 2002 averaged $48.6 billion, compared to $57.2 billion for the corresponding period in 2001. The decrease in interest-earning assets is primarily a result of a decline in mortgage-backed securities, principally due to management's decision to sharply reduce purchases, and net loan run off, as well as decreased securities volume and loans held for sale. The yield on total interest-earning assets during the three months ended June 30, 2002 decreased to 6.57% from 7.19% for the three months ended June 30, 2001, primarily due to the repricing of loans and mortgage-backed securities available for sale at lower rates.

     GS Holdings earned $641.8 million of interest income on loans receivable for the three months ended June 30, 2002, a decrease of $121.4 million from the three months ended June 30, 2001. The average balance of loans receivable was $38.9 billion for three months ended June 30, 2002, compared to $41.4 billion for the same period in 2001. The weighted average yield on loans receivable decreased to 6.60% for the three months ended June 30, 2002 from 7.38% for the three months ended June 30, 2001. The decrease in the average balance reflects the sharp run off of residential loans during a period of high refinancing activity resulting in a shift in the mix of loans, with a higher percentage of higher rate loans during the second quarter of 2002. The decrease in the weighted average yield reflects the repricing of variable-rate loans, a decrease in the prime rate on commercial banking loans and comparatively lower market interest rates during the three months ended June 30, 2002, partially offset by a higher yield on auto loans purchased after July 1, 2001, which are recorded on a gross-coupon basis, rather than a credit-adjusted yield basis. The impact of this change on net interest income during the three months ended June 30, 2002 was to increase interest income by $11.9 million.

     Loan production is detailed in the table below (in thousands):

                                                               Three Months Ended June 30,
                                                               ---------------------------
                                                                 2002               2001
                                                                 ----               ----
           Loans funded:
               Residential real estate loans:
                   Adjustable-rate                            $1,525,246         $2,253,890
                   Fixed-rate                                  4,073,907          4,968,232
                                                              ----------         ----------
                       Total residential real estate loans     5,599,153          7,222,122
               Commercial real estate loans                      462,597            555,456
               Commercial loans                                  352,402            297,011
               Consumer nonmortgage loans                        289,429            215,374
               Auto loans (a)                                    339,191            310,038
                                                              ----------         ----------
                       Total loans funded                     $7,042,772         $8,600,001
                                                              ==========         ==========

               Residential real estate loans purchased        $1,080,339         $  558,081
                                                              ==========         ==========

     ------------
     (a) Approximately 49% and 36% of this volume was in prime product; 51% and 64% in sub-prime product for the three months ended June 30, 2002 and 2001, respectively.

     GS Holdings earned $28.9 million of interest income on loans held for sale for the three months ended June 30, 2002, a decrease of $3.7 million from the three months ended June 30, 2001. The average balance of loans held for sale was $1.8 billion for the three months ended June 30, 2002, a decrease of $0.2 billion from the comparable period in 2001, primarily attributed to increased originations of residential fixed-rate loans as a result of heightened borrower refinancing activity in the declining interest rate environment. Fixed-rate production for sale totalled $4.0 billion during the three months ended June 30, 2002, a decline of 14.7% over the $4.7 billion originated during the comparable period in 2001. The weighted average yield on loans held for sale decreased to 6.57% for the three months ended June 30, 2002 from 6.76% for the three months ended June 30, 2001, primarily due to declining market interest rates.

     Interest income on mortgage-backed securities available for sale was $75.9 million for the three months ended June 30, 2002, a decrease of $88.1 million from the three months ended June 30, 2001. The average portfolio balance decreased $4.9 billion, to $5.1 billion for the three months ended June 30, 2002 compared to the same period in 2001. The weighted average yield on these assets decreased from 6.56% for the three months ended June 30, 2001 to 5.96% for the three months ended June 30, 2002. The decrease in the volume is primarily attributed to management's decision to sharply reduce purchases, coupled with high repayments and sales of mortgage-backed securities. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

     Interest income on mortgage-backed securities held to maturity was $18.3 million for the three months ended June 30, 2002, a decrease of $15.3 million from the three months ended June 30, 2001. The average portfolio balance decreased $0.4 billion, to $1.2 billion for the three months ended June 30, 2002 compared to the same period in 2001, primarily due to repayments. The weighted average yields for the three months ended June 30, 2002 and 2001 were 6.08% and 8.24%, respectively. The decrease in the weighted average yield is primarily the result of the repricing of variable-rate securities at lower rates.

     Interest income on securities, interest-bearing deposits in banks and other was $13.9 million for the three months ended June 30, 2002, an increase of $2.0 million from the three months ended June 30, 2001. The average portfolio balance was $0.4 billion and $0.8 billion for the three months ended June 30, 2002 and 2001, respectively. The weighted average yield of 12.65% for the three months ended June 30, 2002 compared to 5.85% for the three months ended June 30, 2001. The decrease in the volume is primarily attributed to payments and maturities of securities. The increase in weighted average yield reflects $11.2 million of interest income related to a California income tax refund for which there is no corresponding earning asset; if this amount is excluded, the weighted average yield for the three months ended June 30, 2002 would be 2.44%. The weighted average yield also reflects a shift in the mix of securities, with lower average balances of higher rate securities held to maturity during the second quarter of 2002.

     Dividends on FHLB stock were $20.0 million for the three months ended June 30, 2002, a decrease of $2.4 million from the three months ended June 30, 2001. The average balance outstanding was $1.2 billion and $1.4 billion for the three months ended June 30, 2002 and 2001, respectively. The weighted average dividend on FHLB stock increased to 6.42% for the three months ended June 30, 2002 from 6.39% for the three months ended June 30, 2001.

     INTEREST EXPENSE. Total interest expense was $428.5 million for the three months ended June 30, 2002, a decrease of $262.6 million from the three months ended June 30, 2001. The decrease is primarily due to declining market interest rates and a reduction in borrowings under FHLB advances and securities sold under agreements to repurchase, partially offset by a slight increase in average deposits.

     Interest expense on deposits, including Brokered Deposits, was $125.7 million for the three months ended June 30, 2002, a decrease of $97.9 million from the three months ended June 30, 2001. The average balance of deposits outstanding increased from $24.3 billion for the three months ended June 30, 2001 to $24.7 billion for the three months ended June 30, 2002. The increase in the average balance is primarily attributed to increases in the average balances of money market accounts, retail customer checking and savings accounts, partially offset by a decline in CDs and custodial accounts. The overall weighted average cost of deposits decreased to 2.04% for the three months ended June 30, 2002 from 3.69% for the three months ended June 30, 2001, primarily due to declining market interest rates and a shift in the mix of deposits, with higher average balances of lower rate money market, checking and savings accounts, and a lower average balance of higher rate CDs during the second quarter of 2002.

     Interest expense on securities sold under agreements to repurchase totalled $21.0 million for the three months ended June 30, 2002, a decrease of $32.4 million from the three months ended June 30, 2001. The average balance of such borrowings for the three months ended June 30, 2002 and 2001 was $2.1 billion and $3.8 billion, respectively. The decrease in the average balance is primarily the result of maturities, which were not renewed in light of the decline in interest-earning assets. The weighted average interest rate on these instruments decreased to 3.89% for the three months ended June 30, 2002 from 5.55% for the three months ended June 30, 2001, primarily due to maturities of higher fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates.

     Interest expense on borrowings totalled $281.0 million for the three months ended June 30, 2002, a decrease of $133.0 million from the three months ended June 30, 2001. The average balance outstanding for the three months ended June 30, 2002 and 2001 was $21.3 billion and $28.8 billion, respectively. The weighted average interest rate on these instruments decreased to 5.27% for the three months ended June 30, 2002 from 5.75% for the three months ended June 30, 2001. The decrease in the average volume is primarily the result of maturities, which were not renewed in light of the decline in interest-earning assets, while the decrease in the weighted average rate is primarily due to declining market interest rates.

     NET INTEREST INCOME. Net interest income was $370.3 million for the three months ended June 30, 2002, an increase of $33.9 million from the three months ended June 30, 2001. The interest rate spread increased to 3.02% for the three months ended June 30, 2002 from 2.33% for the three months ended June 30, 2001, primarily as a result of declining market interest rates reducing costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 3.04% for the three months ended June 30, 2002, up 68 bps from the 2.36% reported during the second quarter of 2001. Excluding the $11.2 million interest on the California income tax refund, the interest rate spread and net interest margin for the three months ended June 30, 2002 would be 2.93% and 2.95%, respectively.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, gain on sale of assets, net and other income, was $(0.3) million for the three months ended June 30, 2002, representing a decrease of $114.6 million from the three months ended June 30, 2001.

     Loan servicing fees for the Company, were $(97.8) million for the three months ended June 30, 2002, compared to $19.7 million the three months ended June 30, 2001. The following table details the components of loan servicing fees, net (in thousands):

                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                                2002               2001
                                                                                ----               ----
     Components of loan servicing fees, net:
        Loan servicing fees                                                  $ 124,304           $111,050
        Amortization of MSRs                                                   (98,271)           (88,598)
        Pass-through Interest Expense                                           (8,463)            (9,258)
        Net (loss) gain on MSRs/MSR derivatives (SFAS No. 133)                 (15,341)             6,552
        MSR valuation provision                                               (100,000)                --
                                                                             ---------           --------
              Total loan servicing fees, net                                 $ (97,771)          $ 19,746
                                                                             =========           ========

     Portfolio run off rate (residential portfolio only)                          26.4%              30.5%
     MSR value run off rate (residential portfolio only)                          19.8               25.5
     MSR amortization rate (residential portfolio only)                           20.7               23.5

     As the table reflects, gross loan servicing fees increased $13.3 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $88.5 billion at March 31, 2002 to $90.7 billion at June 30, 2002. MSR amortization, which increased $9.7 million in the second quarter of 2002 over the same period in 2001, is affected by a higher average MSR balance for the three months ended June 30, 2002 over the same period in 2001, partially offset by a lower portfolio runoff rate, representing the percentage of the residential portfolio that has been paid off during the year. Pass-through Interest Expense decreased $0.8 million or 9% year over year, also influenced by lower runoff rates. Total loan servicing fees, net for the second quarter of 2002 and 2001 includes net pre-tax (loss) gain of $(15.3) million and $6.6 million, respectively, from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. After recording these (losses) gains in accordance with SFAS No. 133, the Company determined that the fair value of the MSR asset was less than its carrying value and recorded a pre-tax valuation provision on the MSRs of $100.0 million during the three months ended June 30, 2002.

       Customer banking fees were $60.9 million for the three months ended June 30, 2002 compared to $54.6 million for the three months ended June 30, 2001. The following table details the components of customer banking fees and service charges (in thousands):

                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                                2002               2001
                                                                                ----               ----
     Components of customer banking fees and service charges:
         Customer and electronic banking fees                                 $40,019            $35,392
         Other customer fees                                                      805                678
         Investment sales income                                               17,819             15,968
         Insurance commissions                                                  2,229              2,521
                                                                              -------            -------
             Total customer banking fees and service charges                  $60,872            $54,559
                                                                              =======            =======

     The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other investment and insurance product sales through CFI. Second quarter 2002 also includes a $0.8 million reclassification to reflect gross revenues from customer check printing fees rather than net revenues. The offset is included in the "other expense" line of the income statement.

     Gain on sale, settlement and transfer of loans, net totalled $20.9 million for the three months ended June 30, 2002, an increase of $3.9 million from the three months ended June 30, 2001. During the three months ended June 30, 2002, California Federal sold $5.0 billion in single-family mortgage loans with servicing rights retained as part of its ongoing mortgage banking operations at gains of $22.1 million compared to $4.2 billion of such sales for the corresponding period in 2001 at gains of $10.5 million. The overall increase in the volume of loans sold and the related gain is a result of the significant increase in fixed-rate loan originations due to the overall decline in market interest rates and increased mortgage refinancing. The results in 2002 and 2001 include a $1.6 million unrealized loss and a $3.6 million unrealized gain, respectively, on the derivative rate locks, forward loan sale commitments and closed loan inventory from the application of SFAS No. 133.

     Gain on sale of assets, net totalled $10.3 million for the three months ended June 30, 2002, compared to a net gain of $15.8 million for the three months ended June 30, 2001. The gain during the second quarter of 2002 includes a $14.2 million gain on the sale of a real estate partnership interest and a $3.4 million gain on the sale of the Santa Barbara branch, partially offset by an $8.1 million loss on the mark-to-market of the Company's portfolio of IO strip and "B" tranche mortgage securities pursuant to EITF No. 99-20. The gain during 2001 is primarily attributed to a $9.3 million gain on the sale of the Company's Concord EFS stock and a gain of $6.6 million on the sale of $298 million in mortgage-backed securities.

     NONINTEREST EXPENSE. Total noninterest expense was $224.5 million for the three months ended June 30, 2002, a decrease of $16.8 million compared to the three months ended June 30, 2001. Excluding the amortization of goodwill and other intangible assets, noninterest expense for the three months ended June 30, 2002 was $223.3 million, a decrease of $3.0 million over the same period in the prior year. Noninterest expense for the three months ended June 30, 2002 included decreases of $13.8 million in amortization of intangible assets, $6.7 million in other expense, $1.1 million in professional fees and $1.0 million in loan expense. These decreases were partially offset by increases of $4.3 million in compensation and employee benefits expense, $0.8 million in occupancy and equipment expense and $0.6 million in foreclosed real estate operations, net.

     Compensation and employee benefits expense was $117.8 million for the three months ended June 30, 2002, an increase of $4.3 million from the three months ended June 30, 2001. The increase is primarily attributed to an increase in staff (from 8,015 FTE at June 30, 2001 to 8,185 at June 30, 2002) and temporary personnel, primarily in volume-related operating groups, and normal salary adjustments.

     Professional fees were $8.7 million for the three months ended June 30, 2002, a decrease of $1.1 million from the three months ended June 30, 2001, primarily due to an overall decrease in legal fees related to various legal cases.

     Amortization of intangible assets was $1.2 million for the three months ended June 30, 2002, a decrease of $13.8 million from the three months ended June 30, 2001, due to the adoption of SFAS No. 142 on January 1, 2002, which requires that goodwill no longer be amortized.

     Other noninterest expense was $52.5 million for the three months ended June 30, 2002 compared to $59.2 million for the same period in 2001. The decrease in expenses relates to decreases in a number of operating expense categories, including marketing, retail back office operations, judgments and settlements, employee travel expense and telephone.

     PROVISION FOR INCOME TAX. During the three months ended June 30, 2002 and 2001, GS Holdings recorded net income tax expense of $22.3 million and $87.5 million, respectively. The expense recorded during the three months ended June 30, 2002 is net of income tax benefit of $31.4 million from the reduction of the valuation allowance and $5.7 million from the reduction of the accrued state tax liability. The expense recorded during the three months ended June 30, 2001 is net of income tax benefit of $3.2 million recognized due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank.

     GS Holdings' effective gross federal tax rate was 15% and 36% during the three months ended June 30, 2002 and 2001, respectively, while its federal statutory tax rate was 35% during both periods. In 2002, the difference between the effective and statutory rates was primarily the result of a reduction of the valuation allowance, partially offset by an increase in federal tax recorded in conjunction with the reduction in the accrued state tax liability. In 2001, the difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. GS Holdings' effective state tax rate was 0% and 6% during the three months ended June 30, 2002 and 2001, respectively. The effective state tax rate declined during 2002 as a result of a reduction of the accrued state tax liability.

     MINORITY INTEREST. During each of the three months ended June 30, 2002 and 2001, dividends on the REIT Preferred Stock were recorded totalling $6.7 million, net of income tax benefit, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

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

     IMPACT OF SFAS NO. 133. On January 1, 2001,  the Company  adopted  SFAS No.
133. The pronouncement impacted several other areas of the financial statements for the three months ended June 30, 2002 and 2001, as summarized below (debit/(credit); in thousands):

                                             Assets                     Liabilities and Equity           Pre-tax Earnings
                                --------------------------------    ------------------------------    ----------------------
                                 Loans                                             Taxes-                Loan    (Gain)/Loss
                                  Held    Residential Derivative    Derivative     Other              Servicing   on Sale of
                                For Sale     MSRS       Assets      Liabilities  Liabilities   OCI    Fees, Net     Loans
                                --------     ----       ------      -----------  -----------   ---    ---------     -----
Fair value adjustments:
   MSRs and MSR hedges          $     --   $(239,403) $ 209,777      $  14,285    $     --  $     --   $15,341     $    --
   Warehouse loans and
       pipeline hedges            24,671          --    (13,407)       (12,876)         --        --        --       1,612
   Cash flow (balance sheet)
       hedges - swaps                 --          --         --        (89,349)     36,500    52,849        --          --
                                --------   ---------  ---------      ---------    --------  --------   -------     -------
Fair Value Adjustments - Three
   Months Ended June 30, 2002     24,671    (239,403)   196,370        (87,940)     36,500    52,849    15,341       1,612

Other Activity - Three Months
   Ended June 30, 2002:
   MSR hedge additions                --          --    416,498             --          --        --        --          --
   MSR hedge sales and
       maturities                     --          --   (569,501)        (1,229)         --        --        --          --
   MSR hedge receipts
       and payments                   --          --    (13,670)       (17,455)         --        --        --          --
                                --------   ---------  ---------      ---------    --------  --------   -------     -------
Total Other Activity - Three
   Months Ended June 30, 2002         --          --   (166,673)       (18,684)         --        --        --          --
                                --------   ---------  ---------      ---------    --------  --------   -------     -------

Total Impact from
   SFAS No. 133 - Three
   Months Ended June 30, 2002   $ 24,671   $(239,403) $  29,697      $(106,624)   $ 36,500  $ 52,849   $15,341     $ 1,612
                                ========   =========  =========      =========    ========  ========   =======     =======

Total Impact from
   SFAS No. 133 - Three
   Months Ended June 30,  2001  $(10,443)  $ 114,750  $ (11,233)     $  25,109    $(14,114) $(20,437)  $(6,552)    $(3,640)
                                ========   =========  =========      =========    ========  ========   =======     =======

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

     On April 16, 1999, the Claims Court issued its decision on the damages claim against the Government in the California Federal Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of approximately $23 million. The summary judgment liability decision by the first Claims Court Judge was appealed by the Government, and the damage award by the second Claims Court Judge was appealed by the Bank.

     On April 3, 2001, the Court of Appeals for the Federal Circuit upheld the summary judgment liability decision and the approximately $23 million damage award, but it also ruled that the Bank be allowed to present evidence regarding damages incurred under the lost profits theory. The case has been remanded back to the Claims Court for a damages trial under the lost profits theory, and trial is currently expected to begin in the first week of September 2002. In preparation for this trial, the Bank has had prepared a supplemental expert report, which contains alternate damage calculations based upon different assumptions, with the higher calculation being $587 million in lost profits and the lower calculation being $288 million in lost profits. The Government has had prepared reports from four different experts, all of which challenge, for a variety of reasons, the calculations in the Bank's expert report and which essentially contend that the Bank is not entitled to any damages other than the approximately $23 million previously awarded by the Claims Court and affirmed by the Federal Circuit.

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

     On February 16, 2001, the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. Oral argument before the trial court took place on June 26, 2001, and on August 2, 2002, the Claims Court ruled that the Bank's total reliance damages were $380.8 million.

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

     In October 1997, the trial court granted summary judgment for the defendants. In September 2000, the California Court of Appeals reversed this decision and remanded for further proceedings, including further development of class certification issues. On March 2, 2001, the trial court held that a California class had been certified. On June 7, 2001, the trial court dismissed two of the four causes of action against the Bank, holding that the OTS pre-empted the California courts from regulating the Bank's procedures for reconveying deeds. The California Court of Appeal denied plaintiff's petition for review of the trial court's decision.

     In September 2001, the California state legislature amended California Civil Code Section 2941 (Assembly Bill 1090) clarifying the legislature's intent that loan servicers had 39 days from loan pay off to deliver reconveyance documents and that trustees had 21 days from the time of receiving the reconveyance documents to record or cause to be recorded the reconveyance. This amendment specifically abrogated the contrary September 2000 holding of the California Court of Appeal in this litigation.

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


         99.1 Certification of Periodic Report by Principal Executive Officer.

         99.2 Certification of Periodic Report by Principal Financial Officer.

     (b) Reports on Form 8-K:

         None.

                            GLOSSARY OF DEFINED TERMS


AICPA - American Institute of Certified Public Accountants
APB - Accounting Principles Board
APB OPINION NO. 17 - Intangible Assets
APB OPINION NO. 25 - Accounting for Stock Issued to Employees
APB OPINION NO. 30 -  Reporting  the  Results  of  Operations  -  Reporting  the
    Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions
ARM - Adjustable-rate mortgage
BANK - California Federal Bank
BPS - basis points
BROKERED DEPOSITS - Issued CDs  through direct  placement  programs and national investment banking firms
CAL FED ACQUISITION - Agreement and  Plan of  Merger among  FN Holdings, Cal Fed
    Bancorp  Inc.  and  California  Federal  Bank,  A Federal  Savings  Bank. FN
    Holdings acquired 100% of the outstanding stock of Cal Fed and Old California Federal, and First Nationwide merged with and into Old California Federal in January 1997.
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA FEDERAL  GOODWILL  LITIGATION - California  Federal  Bank  v.  United
    States, Civil Action 92-138
CD - Certificate of deposit
CITIGROUP - Citigroup Inc.
CLAIMS COURT - United States Court of Federal Claims
COFI - Cost of Funds Index (tied to the FHLB's 11th District cost of funds) COMPANY - Golden State Holdings Inc.
EITF - Emerging Issues Task Force
EITF NO. 99-20 - Recognition of  Interest  Income  and  Impairment on  Purchased
    and Retained Beneficial Interests in Securitized Financial Assets
EPS - earnings per share
FASB - Financial Accounting Standards Board
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FEDERAL CIRCUIT - U.S. Court of Appeals for the Federal Circuit
FHLB - Federal Home Loan Bank of San Francisco
FHLB SYSTEM - Federal Home Loan Bank System
FIRREA - Financial Institutions Reform, Recovery and Enforcement Act of 1989 and
    its implementing regulations.
FN HOLDINGS - First Nationwide  Holdings Inc.
FN  HOLDINGS  ASSET  TRANSFER - FN  Holdings  contributed  all  of   its  assets
    (including all of the common stock of the Bank) to GS Holdings in September 1998.
FN HOLDINGS NOTES - FN Holdings  12 1/4%  Senior Notes,  the FN Holdings  9 1/8%
       Senior Sub Notes and the FN Holdings 10 5/8% Notes, collectively
FNMC - First Nationwide Mortgage Corporation
FTE - Full-time equivalent staff
GAAP -accounting principles generally accepted in the United States of America GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL LITIGATION - Glendale  Federal  Bank  v.  United  States,  No.
    90-772C
GNMA - Government National Mortgage Association
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE ACQUISITION - FN Holdings  Asset Transfer,  Holding Company Mergers
    and Glen Fed Merger, collectively
GOVERNMENT - United States Government
GS HOLDINGS - Golden State Holdings Inc.
HOLDING COMPANY MERGERS - FN Holdings  merged  with  and  into  Golden  State
    Financial Corporation, which owned all of the common stock of Glendale Federal.
HUNTER'S GLEN - Hunter's Glen/Ford, Ltd.
IO - Interest only
IRS - Internal Revenue Service

LIBOR - London Interbank Offered Rate
LTW(TM) - Litigation Tracking Warrants(TM)
MERCURY MERGER SUB - Mercury Merger Sub, Inc., a subsidiary of Citigroup
MERGER - The  merger of Golden  State with and into  Mercury  Merger  Sub,  with
    Mercury Merger Sub as the surviving entity
MERGER AGREEMENT - the Agreement  and Plan  of Merger  that provides  for, among other things, the Merger
MSR - Mortgage servicing rights
notional amount - the amount on which calculations, payments, and the value of a derivative is based. Notional amounts do not represent direct credit exposures.
NPV - Net portfolio value
OCI - Other comprehensive income
OLD CALIFORNIA FEDERAL - California Federal  Bank, A  Federal Savings Bank prior to the Cal Fed Acquisition.
OTS - Office of Thrift Supervision
PASS-THROUGH  INTEREST EXPENSE - represents  interest  that  FNMC  pays  to  the investor(s)  for  loans  serviced  by  FNMC,  which  are  paid  off  by  the borrower(s) before the end of the month. FNMC pays the shortfall of interest on the respective loans as a result of the contractual agreement between the servicer (FNMC) and the investor(s) (I. E., GNMA)
PO - Principal only
PREFERRED CAPITAL CORPORATION - California Federal Preferred Capital Corporation REIT - Real Estate Investment Trust
REIT  PREFERRED  STOCK - 9 1/8%   Noncumulative  Exchangeable  Preferred  Stock,
    Series A, issued by California Federal Preferred Capital Corporation in January 1996.
REPOS - short-term securities sold under agreements to repurchase
SEC - United States Securities and Exchange Commission
SECURITYHOLDERS - consists  of  Mafco  Holdings  Inc.,  GSB  Investments  Corp.,
    MacAndrews & Forbes Holdings Inc., Hunter's Glen/Ford, Ltd. and Gerald Ford SECURITYHOLDERS AGREEMENT - dated as of May 21, 2002, by and among Citigroup
    Inc., Golden State Bancorp Inc., Mafco Holdings Inc., GSB Investments Corp., MacAndrews & Forbes Holdings Inc., Hunter's Glen/Ford, Ltd. and Gerald Ford, pursuant to which the Securityholders, among other things, have agreed to vote certain shares of Company Common Stock beneficially owned by them, constituting approximately 31.5% of the outstanding shares of Golden State Common Stock, in favor of the Merger and against competing business combination proposals.
SFAS - Statement of Financial Accounting Standards
SFAS NO. 4 - Reporting Gains and Losses from Extinguishment of Debt
SFAS NO. 13 - Accounting for Leases
SFAS NO. 44 - Accounting for Intangible Assets of Motor Carriers
SFAS NO. 64 - Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements SFAS NO. 115 - Accounting for Certain Investments in Debt and Equity Securities SFAS NO. 121 - Accounting for the Impairment of Long-lived Assets and for Long-
    lived Assets to be Disposed of
SFAS  NO.  131 - Disclosures  about  Segments   of  an  Enterprise  and  Related
    Information
SFAS NO. 133 - Accounting for Derivative Instruments and Hedging Activities
SFAS NO. 142 - Accounting for Goodwill and Intangible Assets
SFAS NO. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets SFAS NO. 145 - Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13,
    and Technical Corrections
SOP - Statement of Position
SOP 01-6 - Accounting  by  Certain  Entities   (Including  Entities  With  Trade
    Receivables) That Lend to or Finance the Activities of Others
STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
THE MERGER - Mercury Merger  Sub merges with and into Golden State, with Mercury
    Merger Sub as the surviving entity
VERDUGO - Verdugo Trustee Service Corporation

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     Golden State Holdings Inc.




                                       /S/  Richard H. Terzian
                                     -------------------------------------------
                                     By: Richard H. Terzian
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer)



                                       /S/  Renee Nichols Tucei
                                     -------------------------------------------
                                     By: Renee Nichols Tucei
                                         Executive Vice President and Controller
                                         (Principal Accounting Officer)



August 9, 2002