Form 10-Q
period 2002-09-30
GOLDEN STATE HOLDINGS INC
filed 2002-11-06
CIK 1071000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2002
                              --------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         N/A          to            N/A
                              --------------------------------------------------


Commission File Number:                 000-24915
                       ---------------------------------------------------------


                           GOLDEN STATE HOLDINGS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                95-4669792
--------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

135 Main Street, San Francisco,CA                                  94105
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

       The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on October 31, 2002: 1,000 shares.

                           GOLDEN STATE HOLDINGS INC.
                     THIRD QUARTER 2002 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                            PAGE
PART I.    FINANCIAL INFORMATION                                            ----
           ---------------------

  Item 1.  Consolidated Financial Statements

           Unaudited Consolidated Balance Sheets
           September 30, 2002 and December 31, 2001...........................3

           Unaudited Consolidated Statements of Income
           Nine Months Ended Septemeber 30, 2002 and 2001.....................4

           Unaudited Consolidated Statements of Income
           Three Months Ended September 30, 2002 and 2001.....................5

           Unaudited Consolidated Statements of Comprehensive Income
           Nine Months Ended September 30, 2002 and 2001......................6

           Unaudited Consolidated Statements of Comprehensive Income
           Three Months Ended September 30, 2002 and 2001.....................7

           Unaudited Consolidated Statement of Stockholder's Equity
           Nine Months Ended September 30, 2002...............................8

           Unaudited Consolidated Statements of Cash Flows
           NineMonths Ended September 30, 2002 and 2001.......................9

           Notes to Unaudited Consolidated Financial Statements..............11

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................31

           Critical Accounting Policies......................................31

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........66

  Item 4.  Controls and Procedures...........................................66


PART II.   OTHER INFORMATION
           -----------------

  Item 1.  Legal Proceedings.................................................67

  Item 2.  Changes in Securities.............................................68

  Item 3.  Defaults Upon Senior Securities...................................68

  Item 4.  Submission of Matters to a Vote of Security Holders...............68

  Item 5.  Other Information.................................................68

  Item 6.  Exhibits and Reports on Form 8-K..................................69

  Glossary of Defined Terms..................................................70

  Signatures.................................................................73

  Certifications.............................................................74

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                  Assets                                      September 30, 2002      December 31, 2001
                                  ------                                      ------------------      -----------------
Cash and due from banks                                                          $   795,795             $   709,139
Interest-bearing deposits in other banks                                           1,302,952                     103
Short-term investment securities                                                      89,400                  95,929
                                                                                 -----------             -----------
     Cash and cash equivalents                                                     2,188,147                 805,171

Securities available for sale, at fair value                                         109,816                 116,054
Securities held to maturity                                                           17,379                  30,602
Mortgage-backed securities available for sale, at fair value                       3,879,741               7,057,903
Mortgage-backed securities held to maturity                                        1,100,407               1,385,113
Loans held for sale, net                                                           1,954,851               2,608,365
Loans receivable, net                                                             36,862,720              39,335,623
Investment in FHLB System                                                          1,105,423               1,446,607
Premises and equipment, net                                                          260,222                 276,411
Foreclosed real estate, net                                                           11,986                  18,564
Accrued interest receivable                                                          247,413                 288,308
Goodwill (net of accumulated amortization of $286,470 at both
     September 30, 2002 and December 31, 2001)                                       563,726                 590,420
Other intangible assets (net of accumulated amortization of $23,042 at
     September 30, 2002 and $19,541 at December 31, 2001)                             46,922                  50,423
MSRs (net of valuation allowance of $274,080 at September 30, 2002
     and $153,345 at December 31, 2001)                                            1,002,755               1,623,947
Derivative assets                                                                    233,623                 349,026
Other assets                                                                         843,554                 536,281
                                                                                 -----------             -----------
         Total assets                                                            $50,428,685             $56,518,818
                                                                                 ===========             ===========
         Liabilities, Minority Interest and Stockholder's Equity
         -------------------------------------------------------

Deposits                                                                         $25,100,210             $25,146,827
Securities sold under agreements to repurchase                                     1,961,157               2,363,945
Borrowings                                                                        18,413,733              24,444,541
Derivative liabilities                                                               372,910                 250,711
Other liabilities                                                                  1,231,494               1,188,005
                                                                                 -----------             -----------
         Total liabilities                                                        47,079,504              53,394,029
                                                                                 -----------             -----------

Commitments and contingencies                                                             --                      --

Minority interest                                                                    500,000                 500,000

Stockholder's equity
     Common stock, $1.00 par value, 1,000 shares authorized;
         issued and outstanding                                                            1                       1
     Additional paid-in capital                                                    1,576,362               1,569,894
     Accumulated other comprehensive loss, net                                      (139,052)                (63,307)
     Retained earnings (substantially restricted)                                  1,411,870               1,118,221
                                                                                 -----------             -----------
     Total stockholder's equity                                                    2,849,181               2,624,789
                                                                                 -----------             -----------
         Total liabilities, minority interest and stockholder's equity           $50,428,685             $56,518,818
                                                                                 ===========             ===========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                                     Nine Months Ended September 30,
                                                                                                     -------------------------------
                                                                                                          2002            2001
                                                                                                          ----            ----
Interest income:
     Loans receivable                                                                                  $1,903,553      $2,286,425
     Mortgage-backed securities available for sale                                                        229,562         486,859
     Mortgage-backed securities held to maturity                                                           56,126          99,401
     Loans held for sale                                                                                   94,700          99,241
     Securities available for sale                                                                          4,900          16,902
     Securities held to maturity                                                                              399          22,058
     Interest-bearing deposits in other banks                                                               2,585             808
     Dividends on FHLB stock                                                                               56,811          63,451
     Other                                                                                                 14,763              --
                                                                                                       ----------      ----------
         Total interest income                                                                          2,363,399       3,075,145
                                                                                                       ----------      ----------
Interest expense:
     Deposits                                                                                             377,583         666,343
     Securities sold under agreements to repurchase                                                        60,616         166,858
     Borrowings                                                                                           847,607       1,238,600
     Other                                                                                                  2,384              --
                                                                                                       ----------      ----------
         Total interest expense                                                                         1,288,190       2,071,801
                                                                                                       ----------      ----------
         Net interest income                                                                            1,075,209       1,003,344
                                                                                                       ----------      ----------
Noninterest income:
     Loan servicing fees, net                                                                             (62,901)        (35,652)
     Customer banking fees and service charges                                                            181,603         160,991
     Gain on sale, settlement and transfer of loans, net                                                   74,904          69,050
     (Loss) gain on sale of assets, net                                                                      (469)         21,976
     Other income                                                                                          14,788          43,974
                                                                                                       ----------      ----------
         Total noninterest income                                                                         207,925         260,339
                                                                                                       ----------      ----------
Noninterest expense:
     Compensation and employee benefits                                                                   365,449         345,993
     Occupancy and equipment                                                                              123,238         119,135
     Professional fees                                                                                     23,999          25,185
     Loan expense                                                                                          10,962          12,683
     Foreclosed real estate operations, net                                                                (1,366)         (1,239)
     Amortization of goodwill and other intangible assets                                                   3,501          44,821
     Other expense                                                                                        168,782         168,052
                                                                                                       ----------      ----------
         Total noninterest expense                                                                        694,565         714,630
                                                                                                       ----------      ----------

Income before income taxes, minority interest and cumulative effect of change in
     accounting principle                                                                                 588,569         549,053
Income tax expense                                                                                        194,680         211,253
Minority interest: other                                                                                   20,240          20,241
                                                                                                       ----------      ----------
         Income before cumulative effect of change in accounting principle                                373,649         317,559
Cumulative effect of change in accounting principle, net of applicable taxes of $1,072 in 2001                 --          (1,552)
                                                                                                       ----------      ----------
         Net income                                                                                    $  373,649      $  316,007
                                                                                                       ==========      ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                 Three Months Ended September 30,
                                                                                 --------------------------------
                                                                                     2002                 2001
                                                                                     ----                 ----
Interest income:
     Loans receivable                                                               $612,551            $745,411
     Mortgage-backed securities available for sale                                    61,064             141,882
     Mortgage-backed securities held to maturity                                      16,396              28,418
     Loans held for sale                                                              23,997              46,565
     Securities available for sale                                                     1,619               2,327
     Securities held to maturity                                                         123               5,606
     Interest-bearing deposits in other banks                                          2,427                 269
     Dividends on FHLB stock                                                          16,019              18,079
     Other                                                                             2,685                  --
                                                                                    --------            --------
         Total interest income                                                       736,881             988,557
                                                                                    --------            --------
Interest expense:
     Deposits                                                                        116,721             201,854
     Securities sold under agreements to repurchase                                   18,262              45,466
     Borrowings                                                                      263,759             384,753
     Other                                                                               929                  --
                                                                                    --------            --------
         Total interest expense                                                      399,671             632,073
                                                                                    --------            --------
         Net interest income                                                         337,210             356,484
                                                                                    --------            --------
Noninterest income:
     Loan servicing fees, net                                                         43,685             (28,746)
     Customer banking fees and service charges                                        62,583              55,171
     Gain on sale, settlement and transfer of loans, net                              19,389              47,165
     (Loss) gain on sale of assets, net                                               (8,851)              5,755
     Other income                                                                      3,151               7,534
                                                                                    --------            --------
         Total noninterest income                                                    119,957              86,879
                                                                                    --------            --------
Noninterest expense:
     Compensation and employee benefits                                              122,854             114,796
     Occupancy and equipment                                                          42,226              41,334
     Professional fees                                                                 7,930              10,535
     Loan expense                                                                      3,431               4,114
     Foreclosed real estate operations, net                                             (695)               (386)
     Amortization of goodwill and other intangible assets                              1,167              14,941
     Other expense                                                                    60,614              56,888
                                                                                    --------            --------
         Total noninterest expense                                                   237,527             242,222
                                                                                    --------            --------

Income before income taxes and minority interest                                     219,640             201,141
Income tax expense                                                                    81,073              87,544
Minority interest                                                                      6,746               6,747
                                                                                    --------            --------
         Net income                                                                 $131,821            $106,850
                                                                                    ========            ========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                            2002               2001
                                                                            ----               ----
Net income                                                                $ 373,649          $ 316,007

Other comprehensive (loss) income, net of tax:

    Unrealized holding (loss) gain on securities available for sale:
       Unrealized holding (loss) gain arising during the period              (3,378)           148,627
       Less: reclassification adjustment for gain included
             in net income                                                   (1,202)           (15,483)
                                                                          ---------          ---------
                                                                             (4,580)           133,144
    Amortization of market adjustment for securities
       transferred from available-for-sale to held-to-maturity                   --             17,912

    Transition adjustment upon adoption of SFAS No. 133                          --            (44,647)

    Unrealized loss on derivatives used for cash flow hedges:
       Unrealized holding loss arising during the period                   (147,888)          (127,349)
       Less: reclassification adjustment for loss included
             in net income                                                   76,743             25,406
                                                                          ---------          ---------

    Change in fair value of derivatives used for cash flow hedges, net of applicable taxes of $49,133 in 2002
       and $70,402 in 2001                                                  (71,145)          (101,943)
                                                                          ---------          ---------

Other comprehensive (loss) income                                           (75,725)             4,466
                                                                          ---------          ---------

Comprehensive income                                                      $ 297,924          $ 320,473
                                                                          =========          =========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                        Three Months Ended September 30,
                                                                        --------------------------------
                                                                             2002               2001
                                                                             ----               ----
Net income                                                                 $131,821           $106,850

Other comprehensive loss, net of tax:

     Unrealized holding (loss) gain on securities available for sale:
        Unrealized holding (loss) gain arising during the period             (1,193)            50,462
        Less: reclassification adjustment for gain included
              in net income                                                      --             (5,911)
                                                                           --------           --------
                                                                             (1,193)            44,551
     Amortization of market adjustment for securities
        transferred from available-for-sale to held-to-maturity                  --             14,446

     Unrealized loss on derivatives used for cash flow hedges:
        Unrealized holding loss arising during the period                   (79,602)           (98,672)
        Less: reclassification adjustment for loss included
              in net income                                                  25,315             13,489
                                                                           --------           --------
     Change in fair value of derivatives used for cash flow hedges, net of applicable taxes of $37,491 in 2002
        and $58,828 in 2001                                                 (54,287)           (85,183)
                                                                           --------           --------

Other comprehensive loss                                                    (55,480)           (26,165)
                                                                           --------           --------

 Comprehensive income                                                      $ 76,341           $ 80,664
                                                                           ========           ========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)
                             (dollars in thousands)

                                                       Additional     Accumulated Other Comprehensive Income (Loss), Net
                                            Common      Paid-in       --------------------------------------------------
                                             Stock      Capital            Securities    Derivatives       Total
                                             -----      -------            ----------    -----------       -----
Balance at December 31, 2001                 $  1      $1,569,894            $56,052      $(119,379)    $ (63,327)

Net income                                     --              --                 --             --            --
Dividends to parent                            --              --                 --             --            --
Change in net unrealized holding gain
    on securities available for sale           --              --             (4,580)            --        (4,580)
Change in net unrealized holding loss
    on derivatives                             --              --                 --        (71,145)      (71,145)
Impact of Golden State restricted
    common stock                               --           3,040                 --             --            --
Tax benefit on exercise of stock options       --           3,428                 --             --            --
                                             ----      ----------            -------      ---------     ---------

Balance at September 30, 2002                $  1      $1,576,362            $51,472      $(190,524)    $(139,052)
                                             ====      ==========            =======      =========     =========

                                                                                                       (Continued)

See accompanying notes to unaudited consolidated financial statements.

                                                 Retained
                                                 Earnings            Total
                                              (Substantially      Stockholder's
                                                Restricted)          Equity
                                                -----------          ------
Balance at December 31, 2001                     $1,118,221        $2,624,789

Net income                                          373,649           373,649
Dividends to parent                                 (80,000)          (80,000)
Change in net unrealized holding gain
    on securities available for sale                     --            (4,580)
Change in net unrealized holding loss
    on derivatives                                       --           (71,145)
Impact of Golden State restricted
    common stock                                         --             3,040
Tax benefit on exercise of stock options                 --             3,428
                                                 ----------        ----------

Balance at September 30, 2002                    $1,411,870        $2,849,181
                                                 ==========        ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                          2002              2001
                                                                                          ----              ----
Cash flows from operating activities:
Net income                                                                            $   373,649        $   316,007
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Amortization of goodwill and other intangible assets                                     3,501             44,821
   Amortization of purchase accounting premiums and discounts, net                          7,592              8,125
   Accretion of discount on borrowings                                                        688                818
   Amortization of MSRs                                                                   326,269            219,793
   Loss (gain) on sale of assets, net                                                         469            (21,976)
   Gain on sale of foreclosed real estate, net                                             (1,994)            (2,438)
   Loss on sale, settlement and transfer of loans, net                                    274,356            184,371
   Capitalization of originated MSRs                                                     (349,260)          (253,421)
   Depreciation and amortization of premises and equipment                                 39,907             39,903
   Amortization of deferred debt issuance costs                                             4,480              5,283
   FHLB stock dividends                                                                   (56,811)           (63,451)
   Purchases and originations of loans held for sale                                  (14,701,581)       (12,205,482)
   Net proceeds from the sale of loans held for sale                                   15,046,828         10,933,006
   Net gain on derivatives used to hedge MSRs                                             (33,855)           (29,491)
   Provision for loss on MSRs                                                             120,735            158,000
   Increase in other assets                                                              (169,297)          (289,628)
   Decrease in accrued interest receivable                                                 40,895             36,372
   Increase in other liabilities                                                          238,631            485,580
   Amortization of deferred compensation expense - Golden State
        restricted common stock                                                             1,289              1,379
   Gain on non-monetary exchange of Star Systems common stock                                  --            (20,671)
   Reduction in net accrued tax liability                                                      --            (25,805)
   Income tax benefit                                                                     (45,791)            (3,370)
   Minority interest: other                                                                20,240             20,241
   Dividends on restricted common stock                                                        22                 49
                                                                                      -----------        -----------
        Net cash provided by (used in) operating activities                           $ 1,140,962        $  (461,985)
                                                                                      -----------        -----------

                                                                                                          (Continued)

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                    2002                 2001
                                                                                    ----                 ----
Cash flows from investing activities:
   Purchases of securities available for sale                                   $    (69,052)        $   (45,616)
   Proceeds from maturities of securities available for sale                          78,754             654,157
   Purchases of securities held to maturity                                           (2,886)             (7,541)
   Principal payments and proceeds from maturities
       of securities held to maturity                                                 16,109             321,555
   Purchases of mortgage-backed securities available for sale                        (43,644)           (120,809)
   Principal payments on mortgage-backed securities available for sale             3,129,403           2,263,091
   Proceeds from sales of mortgage-backed securities available for sale               64,300             777,265
   Principal payments on mortgage-backed securities held to maturity                 284,737             344,727
   Proceeds from sales of loans                                                       48,436              72,064
   Loan originations and principal collections, net                                5,625,227           1,630,891
   Purchases of loans receivable                                                  (3,320,012)         (3,138,329)
   Purchases of FHLB stock                                                           (58,484)            (23,193)
   Redemption of FHLB stock                                                          399,668                  --
   Purchases of premises and equipment                                               (27,257)            (29,217)
   Proceeds from disposal of premises and equipment                                   19,106              10,806
   Proceeds from sales of foreclosed real estate                                      21,308              24,622
   Proceeds from sale of Concord EFS common stock                                         --              29,948
   Purchases of MSRs                                                                (223,079)           (233,453)
   Hedge receipts                                                                     86,662              14,663
   Purchases of derivatives                                                       (1,230,598)           (354,017)
   Proceeds from sales and settlements of derivatives                              1,993,381             408,377
                                                                                ------------         -----------
       Net cash provided by investing activities                                   6,792,079           2,599,991
                                                                                ------------         -----------
Cash flows from financing activities:
   Net (decrease) increase in deposits                                               (46,346)          1,055,445
   Proceeds from additional borrowings                                            59,593,471          87,843,153
   Principal payments on borrowings                                              (65,597,340)        (89,205,993)
   Net decrease in securities sold under agreements to repurchase                   (402,788)         (1,117,147)
   Principal payment of FN Holdings Notes                                               (250)                 --
   Principal payment of GS Holdings Notes                                                 --            (350,000)
   Dividends on common stock                                                         (80,000)           (135,000)
   Dividends paid to minority stockholders of subsidiary, net of taxes               (20,240)            (20,241)
   Tax benefits on exercise of stock options                                           3,428               1,578
                                                                                ------------         -----------
       Net cash   used in financing activities                                    (6,550,065)         (1,928,205)
                                                                                ------------         -----------

Net change in cash and cash equivalents                                            1,382,976             209,801
Cash and cash equivalents at beginning of period                                     805,171             783,074
                                                                                ------------         -----------
Cash and cash equivalents at end of period                                      $  2,188,147         $   992,875
                                                                                ============         ===========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION
       ---------------------

       These financial statements are in accordance with GAAP for interim financial information and Regulation S-X, Article 10. They are unaudited and exclude some of the disclosures for complete financial statements. Management believes it has made all adjustments necessary so that the financial statements are presented fairly. The results of operations for the three and nine months ended September 30, 2002 may not indicate future results. Certain prior period amounts have been reclassified to conform to current presentation.

       These financial statements should be read with the consolidated financial statements of GS Holdings included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. A glossary of defined terms begins on page 70 of this document. All terms used but not defined in the glossary are clarified in the Company's Annual Report on Form 10-K.

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

(2)    PENDING MERGER
       --------------

       On May 21, 2002, Citigroup and Mercury Merger Sub, a wholly owned subsidiary of Citigroup, entered into a merger agreement with Golden State whereby Golden State will be merged with and into Mercury Merger Sub, with Mercury Merger Sub as the surviving company. On October 28, 2002, Citigroup received Federal Reserve Board approval for the Merger. On October 29, 2002, the OTS approved the related merger of the Bank with and into Citibank (West), FSB (in formation). The Merger is anticipated to close during the fourth quarter of 2002.

       The value of the merger consideration per share of the Golden State's common stock is the sum of

       (a)    $16.40 and

       (b) 0.5613 fractional share of Citigroup common stock for each share of Golden State common stock delivered at closing.

       Golden State's common stockholders will be entitled to elect to receive merger consideration in the form of cash or Citigroup common stock, or a combination, subject to certain limitations.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4)    CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS
       ----------------------------------------------------

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                           2002            2001
                                                                                           ----            ----
                                                                                               (in thousands)
Cash paid for:
   Interest                                                                             $1,370,115      $2,227,021
   Income taxes, net                                                                       189,178         164,458

   Transfer of loans to foreclosed real estate                                              12,647          22,990
   Loans made to facilitate the sale of real estate                                             --             168
   Reclassification of loans from loans held for sale to loans receivable                       --           6,542
   Reclassification of loans receivable to loans held for sale                             100,095         161,073
   Goodwill adjustment related to tax adjustments                                           13,159             --
   Impact of restricted common stock                                                         3,040           3,055
   Reclassification of mortgage-backed securities from the held-to-maturity portfolio to the available-for-sale portfolio upon the adoption of
      SFAS No. 133                                                                              --       1,067,933
   Reclassification of securities from the held-to-maturity portfolio to the
      available-for-sale portfolio upon the adoption of SFAS No. 133                            --          84,984
   Reclassification of derivative assets ($173.6 million) and derivative liabilities
      ($8.8 million) related to MSRs at fair value upon the adoption of
      SFAS No. 133                                                                              --         164,767
   Transfer of loans receivable to claims receivable                                       177,268         159,025

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

                                              Nine Months Ended September 30,                 Three Months Ended September 30,
                                       ---------------------------------------------    --------------------------------------------
                                        Community       Mortgage                         Community        Mortgage
                                         Banking        Banking            Total          Banking         Banking           Total
                                         -------        -------            -----          -------         -------           -----
                                                                               (in thousands)
Net interest income after
   provision for loan losses: (a)
2002                                   $ 1,033,696     $  109,138        $ 1,142,834    $   326,032      $   31,243      $   357,275
2001                                     1,036,087         73,592          1,109,679        357,105          37,132          394,237

Noninterest income: (b)
2002                                   $   239,964     $   (2,912)       $   237,052    $    73,794      $   56,047      $   129,841
2001                                       271,592         18,572            290,164        104,743          (3,571)         101,172

Noninterest expense: (c)
2002                                   $   577,251     $  120,794        $   698,045    $   199,675      $   39,012      $   238,687
2001                                       601,934        116,176            718,110        202,475          40,907          243,382

Pre-tax contribution:
2002                                   $   696,409     $  (14,568)       $   681,841    $   200,151      $   48,278      $   248,429
2001                                       705,745        (24,012)           681,733        259,373          (7,346)         252,027

Segment assets at period end: (d)
2002                                   $50,191,067     $4,625,912 (e)    $54,816,979    $50,191,067      $4,625,912 (e)  $54,816,979
2001                                    59,216,186      7,325,189 (e)     66,541,375     59,216,186       7,325,189 (e)   66,541,375

____________
(a) Includes $67.6 million and $106.3 million for the nine months ended September 30, 2002 and 2001, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $97.3 million and $217.0 million for the nine months ended September 30, 2002 and 2001, respectively, in interest income and expense on intercompany loans.

       Includes $20.1 million and $37.8 million for the three months ended September 30, 2002 and 2001, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $25.1 million and $82.9 million for the three months ended September 30, 2002 and 2001, respectively, in interest income and expense on intercompany loans.

(b) Includes $29.1 million and $29.8 million for the nine months ended September 30, 2002 and 2001, respectively, in intercompany servicing fees. Also includes $9.9 million and $14.3 million for the three months ended September 30, 2002 and 2001, respectively, in intercompany servicing fees.

(c) Includes $3.5 million for each of the nine months ended September 30, 2002 and 2001, in intercompany noninterest expense. Also includes $1.2 million for each of the three months ended September 30, 2002 and 2001, in intercompany noninterest expense.

(d) Includes $4.3 billion and $7.0 billion for 2002 and 2001, respectively, in intercompany borrowings and $49.4 million and $49.9 million for 2002 and 2001, respectively, in intercompany deposits maintained with the Bank.

(e) Includes $1.2 billion and $1.6 billion for 2002 and 2001, respectively, in MSRs and the related hedge.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       The following reconciles the above table to the amounts shown on the consolidated financial statements (in thousands):

                                                        Nine Months Ended September 30,   Three Months Ended September 30,
                                                        -------------------------------   --------------------------------
                                                             2002             2001            2002               2001
                                                             ----             ----            ----               ----
Net interest income after provision for
    loan losses:
Total net interest income for reportable segments        $ 1,142,834      $ 1,109,679      $   357,275       $   394,237
Elimination of intersegment net interest income              (67,625)        (106,335)         (20,065)          (37,753)
                                                         -----------      -----------      -----------       -----------
    Total                                                $ 1,075,209      $ 1,003,344      $   337,210       $   356,484
                                                         ===========      ===========      ===========       ===========

Noninterest income:
Total noninterest income for reportable segments         $   237,052      $   290,164      $   129,841       $   101,172
Elimination of intersegment servicing fees                   (29,127)         (29,825)          (9,884)          (14,293)
                                                         -----------      -----------      -----------       -----------
    Total                                                $   207,925      $   260,339      $   119,957       $    86,879
                                                         ===========      ===========      ===========       ===========

Noninterest expense:
Total noninterest expense for reportable segments        $   698,045      $   718,110      $   238,687       $   243,382
Elimination of intersegment expense                           (3,480)          (3,480)          (1,160)           (1,160)
                                                         -----------      -----------      -----------       -----------
    Total                                                $   694,565      $   714,630      $   237,527       $   242,222
                                                         ===========      ===========      ===========       ===========

Pre-tax contribution:
Total contributions for reportable segments              $   681,841      $   681,733      $   248,429       $   252,027
Elimination of intersegment contributions                    (93,272)        (132,680)         (28,789)          (50,886)
                                                         -----------      -----------      -----------       -----------
    Total                                                $   588,569      $   549,053      $   219,640       $   201,141
                                                         ===========      ===========      ===========       ===========

Total assets at period end:
Total assets for reportable segments                     $54,816,979      $66,541,375      $54,816,979       $66,541,375
Elimination of intersegment borrowings                    (4,338,856)      (6,997,022)      (4,338,856)       (6,997,022)
Elimination of intersegment deposits                         (49,438)         (49,853)         (49,438)          (49,853)
                                                         -----------      -----------      -----------       -----------
    Total                                                $50,428,685      $59,494,500      $50,428,685       $59,494,500
                                                         ===========      ===========      ===========       ===========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(7)    LOANS RECEIVABLE, NET
       ---------------------

       Loans receivable, net, included the following (in thousands):

                                                                         September 30, 2002   December 31, 2001
                                                                         ------------------   -----------------
       Real estate loans:
            1-4 unit residential                                             $26,324,514         $29,546,035
            Multi-family residential                                           4,506,114           4,130,287
            Commercial real estate                                             2,177,980           2,354,919
            Land                                                                   5,515              14,055
            Construction                                                             868               2,495
                                                                             -----------         -----------
               Total real estate loans                                        33,014,991          36,047,791
                                                                             -----------         -----------

            Equity-line                                                          878,661             639,297
            Other consumer loans                                                 220,651             283,434
            Auto loans, net (a)                                                2,179,431           1,917,591
            Commercial loans                                                     778,058             693,114
                                                                             -----------         -----------
               Total consumer and other loans                                  4,056,801           3,533,436
                                                                             -----------         -----------
               Total loans receivable                                         37,071,792          39,581,227
                                                                             -----------         -----------

            Deferred loan fees, costs, discounts and premiums, net               232,864             243,120
            Allowance for loan losses                                           (448,042)           (497,298)
            Purchase accounting adjustments, net                                   6,106               8,574
                                                                             -----------         -----------
               Total loans receivable, net                                   $36,862,720         $39,335,623
                                                                             ===========         ===========

___________
(a) $918 million, or 42% and $766 million, or 40% of this portfolio, represents prime product as of September 30, 2002 and December 31, 2001, respectively.

(8)    INTANGIBLE ASSETS
       -----------------

       Upon adopting SFAS No. 142, management reviewed the records from the Company's various acquisitions. At September 30, 2002, the Company's goodwill and other intangible assets totalled $610.6 million. Of this amount, $563.7 million represents goodwill that is no longer being amortized as of January 1, 2002 pursuant to SFAS No. 142. The remaining $46.9 million represents other intangible assets that continue to be amortized. In addition, the Company held MSR balances in the amount of $1.0 billion at September 30, 2002.

       The following table provides details on intangible assets including MSRs:

                                               As of September 30, 2002                           As of December 31, 2001
                                     ----------------------------------------------    ---------------------------------------------
                                      Gross                             Net             Gross                            Net
                                     Carrying         Accumulated     Carrying         Carrying        Accumulated     Carrying
                                       Value          Amortization      Value            Value         Amortization      Value
                                       -----          ------------      -----            -----         ------------      -----
                                                                        (dollars in thousands)
Amortizable intangible assets:
    Unidentifiable intangibles       $   64,451       $   (18,258)    $   46,193       $   64,451      $  (15,030)    $   49,421
    Core deposit intangibles              5,513            (4,784)           729            5,513          (4,511)         1,002
                                     ----------       -----------     ----------       ----------      ----------     ----------
       Other intangible assets           69,964           (23,042)        46,922           69,964         (19,541)        50,423
    MSRs                              2,433,721 (a)    (1,430,966)     1,002,755 (a)    2,728,643 (a)  (1,104,696)     1,623,947 (a)
    Goodwill                                 --                --             --          876,890        (286,470)       590,420
                                     ----------       -----------     ----------       ----------      -----------    ----------
       Total amortizable
          intangible assets          $2,503,685       $(1,454,008)    $1,049,677       $3,675,497      $(1,410,707)   $2,264,790
                                     ==========       ===========     ==========       ==========      ===========    ==========
Unamortizable goodwill               $  850,196       $  (286,470)    $  563,726       $       --      $        --    $       --
                                     ==========       ===========     ==========       ==========      ===========    ==========

                                                                                                                         (Continued)

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

___________
(a) After deducting $274.1 million and $153.3 million for the valuation allowance at September 30, 2002 and December 31, 2001, respectively.

       As of September 30, 2002, all of the Company's goodwill, totalling $563.7 million, is included in the community-banking reporting segment. During the second quarter of 2002, goodwill was reduced by the following:

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

       In addition, during the third quarter of 2002, the following changes to goodwill were recorded:

       (a) a $0.9 million decrease representing Federal income tax refunds related to the 1986-1992 audits of Old Cal Fed and
       (b) a $30k increase due to a California state tax refund and pre-merger interest from the completion of the 1997 audit of Golden State.

       Intangible acquisitions during the period were as follows:

                                                                Nine Months Ended September 30,
                                            ------------------------------------------------------------------------
                                                         2002                                    2001
                                            --------------------------------       ---------------------------------
                                              Gross             Weighted            Gross             Weighted
                                            Carrying            Average            Carrying            Average
                                              Value          Life (in years)        Value           Life (in years)
                                              -----          ---------------        -----           ---------------
                                                                    (dollars in thousands)
MSRs originated and purchased
     during the period                      $572,339               3.4             $486,874              5.2

                                                               Three Months Ended September 30,
                                            ------------------------------------------------------------------------
                                                         2002                                    2001
                                            --------------------------------       ---------------------------------
                                              Gross             Weighted            Gross             Weighted
                                            Carrying            Average            Carrying            Average
                                              Value          Life (in years)        Value           Life (in years)
                                              -----          ---------------        -----           ---------------
                                                                    (dollars in thousands)
MSRs originated and purchased
     during the period                      $129,365               3.4             $227,295              5.2

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       In the first quarter of 2002, the Company reviewed the expected present value of future cash flows for all reporting units with recorded goodwill and determined that the carrying value of the goodwill was not impaired. Actual and estimated future amortization expense is as follows:

                                                Unidentifiable    Core Deposit
                                                 Intangibles       Intangibles       MSRs       Goodwill         Total
                                                 -----------       -----------       ----       --------         -----
                                                                           (in thousands)
Amortization expense:
     Three months ended September 30, 2002          $1,076           $  91         $113,673      $    --        $114,840
     Nine months ended September 30, 2002            3,228             273          326,269           --         329,770
     Three months ended September 30, 2001           1,076              91           72,780       13,773          87,720
     Nine months ended September 30, 2001            3,228             273          219,793       41,319         264,613

Estimated amortization expense:
     Three months ending December 31, 2002           1,076              91           98,616           --          99,783
     Year ending December 31,
         2003                                        4,304             364          287,451           --         292,119
         2004                                        4,304             364          200,454           --         205,122
         2005                                        4,304             364          138,662           --         143,330
         2006                                        4,304             364           92,394           --          97,062
         2007                                        4,304             364           58,336           --          63,004

       The impact of the adoption of SFAS No. 142 on earnings was as follows:

                                                 Nine Months Ended September 30,     Three Months Ended September 30,
                                                 -------------------------------     --------------------------------
                                                      2002              2001              2002              2001
                                                      ----              ----              ----              ----
                                                                            (in thousands)
Reported net income before cumulative
    effect of change in accounting principle        $373,649          $317,559          $131,821          $106,850
Add back goodwill amortization, net of tax                --            40,543                --            13,514
                                                    --------          --------          --------          --------
Adjusted net income before cumulative
    effect of change in accounting principle        $373,649          $358,102          $131,821          $120,364
                                                    ========          ========          ========          ========

                                                 Nine Months Ended September 30,     Three Months Ended September 30,
                                                 -------------------------------     --------------------------------
                                                      2002              2001              2002              2001
                                                      ----              ----              ----              ----
                                                                            (in thousands)
Reported net income                                 $373,649          $316,007          $131,821          $106,850
Add back goodwill amortization, net of tax                --            40,543                --            13,514
                                                    --------          --------          --------          --------
Adjusted net income                                 $373,649          $356,550          $131,821          $120,364
                                                    ========          ========          ========          ========

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(9)    DEPOSITS
       --------

       A summary of the carrying value of deposits is as follows (dollars in thousands):

                                                                 September 30, 2002    December 31, 2001
                                                                 ------------------    -----------------
       Transaction Accounts:
            Non-interest checking                                     $ 2,364,211         $ 2,013,162
            Interest-bearing checking                                   2,273,112           2,139,674
                                                                      -----------         -----------
               Subtotal checking                                        4,637,323           4,152,836

            Money market                                                5,045,218           4,614,223
            Passbook savings                                            3,193,481           3,055,766
                                                                      -----------         -----------
               Total transaction accounts                              12,876,022          11,822,825

       Certificates of deposit                                          9,328,273          10,618,260
                                                                      -----------         -----------
               Total customer deposits                                 22,204,295          22,441,085

       Custodial accounts                                               2,837,731           2,512,684
       Accrued interest payable                                            32,856              46,184
       Purchase accounting                                                    103                 329
                                                                      -----------         -----------
               Total retail deposits                                   25,074,985          25,000,282

       Brokered Deposits                                                   25,225             146,545
                                                                      -----------         -----------
               Total deposits                                         $25,100,210         $25,146,827
                                                                      ===========         ===========

       Checking deposits (including custodials) as a %
            of retail deposits                                              29.8%                 26.7%
       Transaction accounts (including custodials) as a %
            of retail deposits                                              62.7%                 57.3%
       Checking deposits (excluding custodials) as a %
            of customer deposits                                            20.9%                 18.5%
       Transaction accounts (excluding custodials) as a %
            of customer deposits                                            58.0%                 52.7%

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

       The table below summarizes the activity in the liability for the costs related to the plan (in thousands):

                                                     Severance and
                                        Branch        Termination
                                    Consolidations      Benefits        Total
                                    --------------      --------        -----

Balance at December 31, 2001           $14,208            $12,500      $26,708
    Charges to liability account        (3,095)                --       (3,095)
                                       -------            -------      -------
Balance at September 30, 2002          $11,113            $12,500      $23,613
                                       =======            =======      =======

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(11)   INCOME TAXES
       ------------

       During the nine months ended September 30, 2002, GS Holdings recorded gross income tax expense of $240.5 million, which was offset by a tax benefit of $45.8 million, for net income tax expense of $194.7 million. Based on the current status of Mafco Holdings' audits for the years 1991 through 1995 and anticipated reversal of deferred tax assets with established valuation allowance, management changed its judgment about the realizability of the Company's deferred tax assets and reduced its valuation allowance by $44 million in the second quarter. As a result of reducing the valuation allowance, income tax expense was reduced by $31.4 million and goodwill was reduced by $12.6 million.

       On September 11, 2002, California enacted a law requiring large banks (those with average assets in excess of $500 million) to conform to federal law with respect to accounting for bad debts. Prior to the law change, all banks, regardless of size, were eligible to use the reserve method of accounting for bad debts which enabled them to take deductions for anticipated bad debt losses prior to the losses being incurred for California tax purposes. With the change, large banks may now only deduct actual charge-offs net of recoveries in determining their California taxable income. Banks that are required to conform to the new law must include in current year taxable income 50 percent of the bad debt reserves that existed as of the end of the prior tax year. As a concession for requiring large banks to comply with the new law, recapture of the remaining 50 percent of the reserve is waived thereby creating a permanent tax benefit. The Company's tax benefit resulting from the law change was $8.7 million and has been reflected in the Company's income tax expense for the quarter ended September 30, 2002.

       In addition, an accrued liability had been established in prior years for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion of the California audit of Glendale Federal Bank for the years 1991 through 1997, management reduced its accrued state tax liability by $8.7 million during the nine months ended September 30, 2002. Goodwill was reduced by $0.6 million in connection with this transaction. The Company also recorded additional Federal tax expense of $3.1 million due to the reduction of the state tax expense.

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

       In addition, during the nine months ended September 30, 2001, an income tax benefit was recorded for $3.2 million due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank.

(12)   STOCKHOLDER'S EQUITY
       --------------------

       At September 30, 2002, there were 1,000 shares of GS Holdings common stock issued and outstanding.

       Dividends on common stock during the nine months ended September 30, 2002 and 2001 totalled $80.0 million and $135.0 million, respectively.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(13)   EXECUTIVE AND STOCK COMPENSATION
       --------------------------------

       In the nine months ended September 30, 2002, Golden State granted to certain of the Company's employees non-qualified stock options equivalent to 884,000 shares of common stock at a weighted average price of $27.69 per share under the Stock Plan, all within the first quarter. During the nine months ended September 30, 2001, Golden State granted to certain of the Company's employees non-qualified stock options equivalent to 1,411,100 shares of common stock at a weighted average price of $27.69. Golden State did not grant any options to the Company's employees during the three months ended September 30, 2002 or 2001. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the nine months ended September 30, 2002, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

       During the three and nine months ended September 30, 2002, 58,834 and 486,509 options were exercised, and 11,263 and 53,860 options were cancelled or expired, respectively, under all plans. During the three and nine months ended September 30, 2001, 159,526 and 314,143 options were exercised and 28,247 and 49,924 options, respectively, were cancelled or expired under all plans.

       At September 30, 2002 and 2001, options to acquire an equivalent of 5,059,352 and 4,718,433 shares and 659,583 and 861,916 LTWTMs, respectively, remained outstanding under all plans.

       On January 22, 2002 and 2001, Golden State awarded to certain of the Company's employees 112,760 and 99,108 shares, respectively, of restricted stock under the Golden State Bancorp Inc. Omnibus Stock Plan. The market value on the date of the award was $27.65 and $26.38 per share, respectively. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. During the nine months ended September 30, 2002, 152,299 restricted shares were vested and 2,770 restricted shares were cancelled. During the three months ended September 30, 2002, no restricted shares were vested or cancelled. During the three and nine months ended September 30, 2001, 28,454 and 143,499 restricted shares were vested, respectively, and none was cancelled. At September 30, 2002, a total of 160,056 restricted shares was outstanding. The compensation expense based on the stock price on the date of these awards was recognized on a straight-line basis over the vesting period for each service period tranche of the award with a corresponding increase to additional paid-in capital. In addition, dividends on restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. During the three and nine months ended September 30, 2002, $0.4 million and $1.3 million, respectively, in compensation expense was recognized related to such awards. During the three and nine months ended September 30, 2001, $0.4 million and $1.4 million, respectively, in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights.

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

       Listed below are unfunded financial instruments whose contract amounts represent credit risk (in thousands):

                                                    Contract Amounts at
                                          --------------------------------------
                                          September 30, 2002   December 31, 2001
                                          ------------------   -----------------

   Commitments to extend credit
   ----------------------------

Unutilized consumer lines                    $1,806,013           $1,467,625
Unutilized commercial lines of credit           279,973              263,682
Commercial and standby letters of credit         28,138               24,953

       The contracts for the Company's commitments to extend credit expire as follows (in thousands):

                                                                September 30, 2002
                                   ---------------------------------------------------------------------------------
                                                             Contract Amount Expiring in
                                   ---------------------------------------------------------------------------------

Commitments to extend credit           Total       Less Than 1 Year  1 - 3 Years   4 - 5 Years     More Than 5 Years
----------------------------           -----       ----------------  -----------   -----------     -----------------
Unutilized consumer lines           $1,806,013         $525,354        $12,740       $10,574          $1,257,345
Unutilized commercial
     lines of credit                   279,973          202,525         60,522        10,411               6,515
Commercial and standby
     letters of credit                  28,138           26,541          1,597            --                  --

       The fair value of commitments to extend credit was not significant at either September 30, 2002 or December 31, 2001.

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

                                                  Contract Amounts at
                                       -----------------------------------------
                                       September 30, 2002      December 31, 2001
                                       ------------------      -----------------
                                                     (in thousands)

Commitments to originate loans            $4,571,467               $3,937,422
Commitments to purchase loans              2,262,925                3,791,436
Mandatory commitments to sell loans          405,494                  679,182

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

       OFF-BALANCE SHEET EMBEDDED DERIVATIVE OPTIONS

       The Company also has off-balance sheet embedded options in borrowings as shown in the table below (in thousands):

                                              September 30, 2002                          December 31, 2001
                                     --------------------------------------     --------------------------------------
       Instruments                    Notional Amount   Estimated Fair Value    Notional Amount   Estimated Fair Value
       -----------                    ---------------   --------------------    ---------------   --------------------
       Interest rate caps               $2,000,000            $6,159              $2,000,000            $52,163
       Interest rate swaptions           1,250,000               820               1,250,000              9,448

       The off-balance sheet embedded options in borrowings at September 30, 2002 are scheduled to expire as shown in the table below (in thousands):

                                          Contract Amount Expiring in:
                           -----------------------------------------------------

Instruments                  2003          2004         2005            Total
-----------                  ----          ----         ----            -----

Interest rate caps         $400,000      $350,000    $1,250,000       $2,000,000
Interest rate swaptions     150,000            --     1,100,000        1,250,000

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       COMMITMENTS AND CONTINGENCIES

       At September 30, 2002, the Bank had pledged as collateral the securities as detailed below (in thousands):

                                                                      Mortgage-backed        Mortgage-backed         Commercial
                                                Securities               Securities             Securities              Paper
                                             Available for Sale      Available for Sale      Held to Maturity        Investments
                                             ------------------      ------------------      ----------------        -----------
Provide credit enhancements for certain
    bond-financed real estate projects
    originated by Old FNB                         $15,500               $    9,909               $   6,409             $    --

Pledged securities for principal and
    interest on Bank loan securitization               --                  242,688                   7,261                  --

Guarantee credit enhancements on
    multi-family bond issues and loans
    securitized by FNMA and FHLMC                   1,018                  143,072                  32,221                  --

Guarantee credit enhancements on
    loans transferred as part of
    securitization transactions by the Bank            --                       --                     --               17,379

Guarantee state and local agency
    deposits, and certain deposits with the
    Federal Reserve Bank                            2,759                  358,313                 45,169                   --

Secure various other obligations                       --                1,715,610                731,181                   --

       At September 30, 2002, $23.9 billion in residential loans, $4.0 billion in multifamily loans and $1.5 billion in commercial real estate loans were pledged as collateral for FHLB advances.

       At September 30, 2002, loans receivable included approximately $4.3 billion of loans that had the potential to experience negative amortization.

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

       RESULTS
       -------

       Hedges of FHLB advances and Repos were 100% effective for the three and nine months ended September 30, 2002. The Company hedges the entire amount of the change in fair value of the liabilities with the entire amount of the change in fair value of the derivative instruments.

       Fair value changes in interest rate swap hedging instruments relating to cash flows associated with FHLB advances and Repos are reported in OCI. These amounts are then reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings. The net amount of OCI reclassified into interest expense during the three and nine months ended September 30, 2002 was $42.8 million and $129.7 million, respectively, while $22.8 million and $43.0 million was reclassified during the three and nine months ended September 30, 2001, respectively.

       As of September 30, 2002 and 2001, approximately $147.2 million and $82.0 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month periods ending September 30, 2003 and 2002, respectively.

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

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       STRATEGIES
       ----------

       The Company utilizes interest rate swaps, PO swaps, interest rate floors, and swaptions to hedge the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not always equal 100%. The Company keeps hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement and other assets of the Company.

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

                                                   Nine Months Ended September 30,    Three Months Ended September 30,
                                                   -------------------------------    --------------------------------
                                                       2002             2001               2002              2001
                                                       ----             ----               ----              ----
Gain on designated derivative contracts             $ 780,382        $ 214,708          $ 588,817         $ 289,309
Decrease in value of designated MSRs                 (746,527)        (185,217)          (558,901)         (268,775)
                                                    ---------        ---------          ---------         ---------

Net gain on derivatives used to hedge MSRs          $  33,855        $  29,491          $  29,916         $  20,534
                                                    =========        =========          =========         =========

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

       RESULTS
       -------

       Risk management results related to the hedging of warehouse loans are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income (in thousands):

                                                      Nine Months Ended September 30,       Three Months Ended September 30,
                                                      -------------------------------       --------------------------------
                                                           2002           2001                    2002            2001
                                                           ----           ----                    ----            ----
Transition adjustment upon adoption of SFAS No. 133     $     --        $  3,834                $     --        $     --
Unrealized loss on designated forward loan
     sale commitments recognized                         (52,744)        (18,141)                (14,206)        (28,541)
Increase in value of warehouse loans                      58,945          19,203                  15,564          28,241
                                                        --------        --------                --------        --------

Net gain (loss) on derivatives used to hedge
     warehouse loans                                    $  6,201        $  4,896                $  1,358        $   (300)
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

       Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income (in thousands):

                                                      Nine Months Ended September 30,      Three Months Ended September 30,
                                                      -------------------------------      --------------------------------
                                                           2002           2001                   2002            2001
                                                           ----           ----                   ----            ----
Transition adjustment upon adoption of SFAS No. 133      $     --       $ (2,785)              $     --        $     --
Unrealized loss on undesignated forward loan
     sale commitments recognized to income                (34,405)       (10,394)               (15,357)        (20,514)
Gain on undesignated interest rate loan
     commitments recognized to income                      38,887         10,648                 17,423          19,628
                                                         --------       --------               --------        --------

Net gain (loss) on derivatives                           $  4,482       $ (2,531)              $  2,066        $   (886)
                                                         ========       ========               ========        ========

       NOTIONAL AMOUNTS OF DERIVATIVES

       Information pertaining to the notional amounts of the Company's derivative financial instruments utilized in both MSR and balance sheet hedging is as follows (in thousands). The fair values of these derivative financial instruments were recorded in the Company's balance sheet in accordance with SFAS No. 133.

                                                        September 30, 2002                   December 31, 2001
                                                 -------------------------------      -------------------------------
                                                  Notional                             Notional
                                                   Amount        Credit Risk (1)        Amount        Credit Risk (1)
                                                   -------       ---------------        ------        ---------------
Interest rate swaps -  borrowings                $ 4,159,670        $     --           $ 4,089,670        $     --
Interest rate swaps hedging MSRs                   5,495,000         114,626             2,462,000           7,561
PO swaps                                             396,960           5,076               378,928           6,411
Interest rate floors                                 250,000           9,062             3,054,000          78,917
Interest rate swaptions                            1,704,000          76,367             4,111,000         183,641
Forward loan sale commitments                      3,719,857              --             3,980,863          36,879
Interest rate lock commitments                     2,369,136              --             1,870,852              --
Other                                                400,000           2,336                    --              --
                                                 -----------        --------           -----------        --------
            Total                                $18,494,623        $207,467           $19,947,313        $313,409
                                                 ===========        ========           ===========        ========

_____________
(1) Credit risk represents the amount of unrealized gain included in derivative assets which is subject to counterparty credit risk. It reflects the effect of master netting agreements and excludes $113.5 million and $95.2 million cash collateral held by the Bank at September 30, 2002 and December 31, 2001, respectively.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       Derivative financial instruments used for other-than-trading purposes at September 30, 2002 are scheduled to mature as follows (in thousands):

                                                                 Notional Amounts
                         ------------------------------------------------------------------------------------------------------
                         Three Months Ending
                          December 31, 2002       2003          2004            2005        2006       Thereafter       Total
                          -----------------       ----          ----            ----        ----       ----------       -----
Interest rate swaps -
   borrowings               $  300,000        $  500,000     $1,520,000     $  819,670    $900,000    $  120,000    $ 4,159,670
Interest rate swaps
   hedging MSRs                     --                --             --        950,000          --     4,545,000      5,495,000
PO swaps                        74,052           163,590        149,077             --          --        10,241        396,960
Interest rate floors                --                --             --             --          --       250,000        250,000
Interest rate swaptions             --           625,000      1,079,000             --          --            --      1,704,000
Forward loan sale
   commitments               3,719,857                --             --             --          --            --      3,719,857
Interest rate lock
   commitments               2,369,136                --             --             --          --            --      2,369,136
Other                          400,000                --             --             --          --            --        400,000
                            ----------        ----------     ----------     ----------    --------    ----------    -----------

      Total                 $6,863,045        $1,288,590     $2,748,077     $1,769,670    $900,000    $4,925,241    $18,494,623
                            ==========        ==========     ==========     ==========    ========    ==========    ===========

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

       The impact of the adoption of SFAS No. 142 increases GAAP earnings by $13.5 million per quarter in 2002.

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

       ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

       In June of 2002, the FASB issued SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. The principal difference between SFAS No. 146 and EITF No. 94-3 is that SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The Board concluded that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability.

       The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The implementation of SFAS No. 146 is not expected to materially impact the Company's financial condition or operating results.

                  GOLDEN STATE HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

       In October of 2002, the FASB issued SFAS No. 147, which addresses the accounting for the acquisition of certain financial institutions.

       The provisions of SFAS No. 147 rescind the specialized accounting guidance in paragraph 5 of SFAS No. 72 and would require unidentifiable intangible assets to be reclassified to goodwill if certain criteria are met. Financial institutions meeting the conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements back to the date SFAS No. 142 was initially applied.

       The provisions of SFAS No. 147 are effective for financial statements after September 30, 2002. Given that all goodwill and unidentifiable intangible assets will be eliminated in purchase accounting in connection with the Merger during the quarter ended December 31, 2002, there will be no impact to the Company as a result of the issuance of SFAS No. 147.

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

CRITICAL ACCOUNTING POLICIES

       In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results. The Company's valuation of its MSRs and its determination of the adequacy of its allowance for loan losses are particularly subject to management's judgment and estimates. The accounting policies for these two areas are discussed at length in notes 2(m) and 2(e) of the Company's Notes to Consolidated Financial Statements, as well as in the "Mortgage Banking Activities" and "Allowance for Loan Losses" sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

       CITIGROUP MERGER

       On May 21, 2002, Citigroup and Mercury Merger Sub, a wholly owned subsidiary of Citigroup, entered into a merger agreement with Golden State whereby Golden State will be merged with and into Mercury Merger Sub, with Mercury Merger Sub as the surviving company. On October 28, 2002, Citigroup received Federal Reserve Board approval for the Merger. On October 29, 2002, the OTS approved the related merger of the Bank with and into Citibank (West), FSB (in formation). The Merger is anticipated to close during the fourth quarter of 2002. See note 2 of the Company's Notes to Unaudited Consolidated Financial Statements.

       NET INCOME

       GS Holdings reported net income of $373.6 million for the nine months ended September 30, 2002, compared with net income of $316.0 million for the corresponding period in 2001. Net income for the nine months ended September 30, 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of change in accounting principle. Net income before the cumulative effect of change in accounting principle for the nine months ended September 30, 2001 was $317.6 million. The Bank's efficiency ratio was 47.74% for the nine months ended September 30, 2002, compared to 48.73% for the comparable period in 2001.

       Net interest income increased $71.9 million during the first nine months of 2002 as compared to the year-ago period, primarily as a result of declining market interest rates reducing the costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. In addition, during the nine months ended September 30, 2002, $11.2 million of interest income was received in connection with California and federal income tax refunds. Total noninterest income declined by $52.4 million, primarily as a result of $30.0 million in gains on the non-monetary exchange and subsequent sale of Star Systems common stock for Concord EFS common stock in 2001 and the decline in loan servicing fees, net, primarily due to higher MSR amortization. Total noninterest expense declined $20.1 million and includes a $41.3 million decrease due to the adoption of SFAS No. 142 on January 1, 2002.

       GS Holdings reported net income of $131.8 million for the three months ended September 30, 2002, compared with net income of $106.9 million for the corresponding period in 2001. The Bank's efficiency ratio was 48.52% for the three months ended September 30, 2002, compared to 47.66% for the comparable period in 2001.

       Net interest income decreased $19.3 million during the three months ended September 30, 2002 as compared to the same period in 2001, primarily as a result of reduced average earning assets more than offsetting a higher net interest margin. Average interest-earning assets were $47.1 billion for the third quarter of 2002, down from $56.5 billion during the same period in 2001. The net interest margin for the current quarter was 2.88%, up 32 bps from 2.56% in the third quarter of 2001. The improvement in net interest margin was mainly due to declining market interest rates reducing the costs of liabilities at a faster rate than the decline in the yield on assets. Total noninterest income increased by $33.1 million, primarily in loan servicing fees, net due to an $87.4 million improvement in the valuation provision on MSRs related to SFAS No. 140, partially offset by $40.9 million in higher MSR amortization and a $24.5 million reduction in the Company's recourse liability during the year-ago quarter which did not recur. Total noninterest expense declined $4.7 million and includes a $13.8 million decrease due to the cessation of goodwill amortization as required by SFAS No. 142.

       As noted above, the Company adopted SFAS No. 142 effective January 1, 2002, which requires that goodwill no longer be amortized. The effect of the adoption was to reduce goodwill amortization by $13.8 million and $41.3 million for the three and nine months ended September 30, 2002, respectively, compared to the same period a year ago. Excluding the effect of the adoption of SFAS No. 142, net income for the three and nine months ended September 30, 2001 was $120.4 million and $356.6 million, respectively. Excluding the effect of the adoption of SFAS No. 142, income before the cumulative effect of change in accounting principle for the three and nine months ended September 30, 2001 was $120.4 million and $358.1 million, respectively.

       FINANCIAL CONDITION

       During the nine months ended September 30, 2002, consolidated total assets decreased to $50.4 billion from $56.5 billion and total liabilities decreased to $47.1 billion from $53.4 billion at December 31, 2001. Mortgage-backed securities, loans receivable and loans held for sale declined $3.5 billion, $2.5 billion and $0.7 billion, respectively, during the nine months ended September 30, 2002. This shift in mortgage-backed securities and loans is primarily due to high repayment rates in light of the declining interest rate environment. Deposits decreased $46.6 million during the nine months ended September 30, 2002, including decreases of $1.3 billion in CDs and $121.3 million in Brokered Deposits, offset by a $1.1 billion increase in transaction accounts and $325.0 million in custodial accounts. Total borrowings, including securities sold under agreements to repurchase, FHLB advances and other borrowings, declined $6.4 billion during the nine months ended September 30, 2002.

       During the nine months ended September 30, 2002, stockholder's equity increased $224.4 million to $2.8 billion. The increase in stockholder's equity is principally the result of $373.6 million in net income for the period, $3.4 million from the exercise of Golden State common stock options and $3.0 million due to the impact of Golden State restricted common stock. These amounts were partially offset by $80.0 million of common stock dividends, $71.1 million in net unrealized losses, after tax, on derivatives and $4.6 million in net unrealized losses, after tax, on securities available for sale.

       GS Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $107.5 million at September 30, 2002 compared with $124.1 million at December 31, 2001. Total non-performing assets as a percentage of the Bank's total assets was 0.21% at September 30, 2002 compared with 0.22% at December 31, 2001.

RESULTS OF OPERATIONS

       NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                              Nine Months Ended September 30, 2002
                                                                              ------------------------------------
                                                                              Average                     Average
                                                                              Balance      Interest        Rate
                                                                              -------      --------        ----
                                                                                       (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities, interest-bearing deposits in banks  and other (2)            $   602       $   23          4.98%
     Mortgage-backed securities available for sale                              5,123          230          5.97
     Mortgage-backed securities held to maturity                                1,217           56          6.15
     Loans held for sale, net                                                   1,986           95          6.36
     Loans receivable, net:
         Residential                                                           28,267        1,284          6.06
         Commercial real estate                                                 6,578          347          7.03
         Consumer                                                               1,015           46          6.07
         Automobile                                                             2,041          194         12.71
         Commercial banking                                                       751           32          5.75
                                                                              -------       ------
     Loans receivable, net                                                     38,652        1,903          6.57
     FHLB stock                                                                 1,255           56          6.05
                                                                              -------       ------
          Total interest-earning assets                                        48,835        2,363          6.45%
Noninterest-earning assets                                                      3,999       ------
                                                                              -------
          Total assets                                                        $52,834
                                                                              =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                                 $24,791          377          2.04%
     Securities sold under agreements to repurchase (3)                         2,108           61          3.80
     Borrowings (3)                                                            21,392          848          5.28
     Other                                                                        179            2          1.76
                                                                              -------       ------
          Total interest-bearing liabilities                                   48,470        1,288          3.54%
Noninterest-bearing liabilities                                                 1,179       ------
Minority interest                                                                 496
Stockholder's equity                                                            2,689
                                                                              -------
          Total liabilities, minority interest
             and stockholder's equity                                         $52,834
                                                                              =======
Net interest income                                                                         $1,075
                                                                                            ======
Interest rate spread (4)                                                                                    2.91%
                                                                                                           =====
Net interest margin                                                                                         2.94%
                                                                                                           =====

Return on average assets                                                                                    0.94%
                                                                                                           =====
Return on average common equity                                                                            18.53%
                                                                                                           =====
Return on tangible common equity                                                                           24.38%
                                                                                                           =====
Average equity to average assets                                                                            5.09%
                                                                                                           =====

                                                                             Nine Months Ended September 30, 2001
                                                                             ------------------------------------
                                                                             Average                       Average
                                                                             Balance        Interest        Rate
                                                                             -------        --------        ----
                                                                                       (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities, interest-bearing deposits in banks and other (2)            $   890         $   40         5.96%
     Mortgage-backed securities available-for-sale                             9,887            487         6.57
     Mortgage-backed securities held-to-maturity                               1,626             99         8.15
     Loans held for sale, net                                                  1,921             99         6.89
     Loans receivable, net:
         Residential                                                          31,725          1,655         6.95
         Commercial real estate                                                6,221            384         8.23
         Consumer                                                                886             59         8.86
         Automobile                                                            1,758            152        11.58
         Commercial banking                                                      596             37         8.22
                                                                             -------         ------
     Total loans receivable, net                                              41,186          2,287         7.40
     FHLB stock                                                                1,402             63         6.05
                                                                             -------         ------
         Total interest-earning assets                                        56,912          3,075         7.21%
Noninterest-earning assets                                                     3,717         ------
                                                                             -------
         Total assets                                                        $60,629
                                                                             =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                                $24,198            667         3.68%
     Securities sold under agreements to repurchase (3)                        3,872            167         5.69
     Borrowings (3)                                                           28,513          1,238         5.79
                                                                             -------         ------
         Total interest-bearing liabilities                                   56,583          2,072         4.88%
Noninterest-bearing liabilities                                                1,198         ------
Minority interest                                                                496
Stockholder's equity                                                           2,352
                                                                             -------
          Total liabilities, minority interest
                and stockholder's equity                                     $60,629
                                                                             =======
Net interest income                                                                          $1,003
                                                                                             ======
Interest rate spread (4)                                                                                    2.33%
                                                                                                           =====
Net interest margin                                                                                         2.35%
                                                                                                           =====

Return on average assets                                                                                    0.70%
                                                                                                           =====
Return on average common equity                                                                            17.91%
                                                                                                           =====
Return on tangible common equity                                                                           28.57%
                                                                                                           =====
Average equity to average assets                                                                            3.88%
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

                                                                      Nine Months Ended September 30, 2002 vs. 2001
                                                                               Increase (Decrease) Due to
                                                                      ---------------------------------------------
                                                                         Volume           Rate             Net
                                                                         ------           ----             ---
                                                                                      (in millions)
INTEREST INCOME:

       Securities, interest-bearing deposits in banks and other          $  --            $ (17)          $ (17)
       Mortgage-backed securities available for sale                      (217)             (40)           (257)
       Mortgage-backed securities held to maturity                         (22)             (21)            (43)
       Loans held for sale, net                                              3               (8)             (5)
       Loans receivable, net                                              (106)            (277)           (383)
       FHLB stock                                                           (7)              --              (7)
                                                                         -----            -----           -----
          Total                                                           (349)            (363)           (712)
                                                                         -----            -----           -----

INTEREST EXPENSE:

       Deposits                                                            (36)            (253)           (289)
       Securities sold under agreements to repurchase                      (63)             (43)           (106)
       Borrowings                                                         (278)            (113)           (391)
       Other                                                                --                2               2
                                                                         -----            -----           -----
          Total                                                           (377)            (407)           (784)
                                                                         -----            -----           -----
                  Change in net interest income                          $  28            $  44           $  72
                                                                         =====            =====           =====

       INTEREST INCOME. Total interest income was $2.4 billion for the nine months ended September 30, 2002, a decrease of $711.7 million from the nine months ended September 30, 2001. Total interest-earning assets for the nine months ended September 30, 2002 averaged $48.8 billion, compared to $56.9 billion for the corresponding period in 2001. The decrease in interest-earning assets is primarily a result of a decline in mortgage-backed securities, principally due to management's decision to sharply reduce purchases, and net loan run off. These decreases were partially offset by a slight increase in loans held for sale due to heightened borrower refinancing activity in the declining interest rate environment. The yield on total interest-earning assets during the nine months ended September 30, 2002 decreased to 6.45% from 7.21% for the nine months ended September 30, 2001, primarily due to the repricing of loans and mortgage-backed securities at lower rates. At September 30, 2002, 11% of the Company's portfolio loans were tied to COFI indices, 11% to Treasury-based indices and 49% were "hybrid" ARMs - fixed for three to ten years and then adjusting annually. Twenty-three percent of the portfolio was fixed. The remaining 6% of the portfolio was in other adjustable-rate products.

       GS Holdings earned $1.9 billion of interest income on loans receivable for the nine months ended September 30, 2002, a decrease of $382.9 million from the nine months ended September 30, 2001. The average balance of loans receivable was $38.7 billion for the nine months ended September 30, 2002, compared to $41.2 billion for the same period in 2001. The weighted average yield on loans receivable decreased to 6.57% for the nine months ended September 30, 2002 from 7.40% for the nine months ended September 30, 2001. The decrease in the average balance reflects the sharp run off of residential loans during a period of high refinancing activity. The decrease in the weighted average yield reflects the repricing of variable-rate loans, a decrease in the prime rate on commercial banking loans and comparatively lower market interest rates during the nine months ended September 30, 2002, partially offset by a higher yield on auto loans purchased after July 1, 2001, which are recorded on a gross-coupon basis, rather than a credit-adjusted yield basis. The impact of this change on net interest income during the nine months ended September 30, 2002 was to increase interest income by $35.5 million. (See "--Allowance for Loan Losses.")

       Loan production is detailed in the table below (in thousands):

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2002           2001
                                                      ----           ----

Loans funded:
   Residential real estate loans:

     Adjustable-rate                              $ 5,206,053     $ 5,476,707
     Fixed-rate                                    14,491,315      12,838,798
                                                  -----------     -----------
        Total  residential  real  estate loans     19,697,368      18,315,505


   Commercial real estate loans                     1,251,279       1,302,697
   Commercial loans                                   973,083         764,795
   Consumer nonmortgage loans                         806,828         597,943
   Auto loans (a)                                     944,804         954,862
                                                  -----------     -----------
        Total loans funded                        $23,673,362     $21,935,802
                                                  ===========     ===========

   Residential real estate loans purchased        $ 2,392,869     $ 2,198,742
                                                  ===========     ===========
____________
(a) Approximately 47% and 41% of this volume was in prime product; 53% and 59% in sub-prime product for the nine months ended September 30, 2002 and 2001, respectively.

       GS Holdings earned $94.7 million of interest income on loans held for sale for the nine months ended September 30, 2002, a decrease of $4.5 million from the nine months ended September 30, 2001. The average balance of loans held for sale was $2.0 billion for the nine months ended September 30, 2002, an increase of $65.0 million from the comparable period in 2001, primarily attributed to increased originations of residential fixed-rate loans as a result of heightened borrower refinancing activity in the declining interest rate environment. Fixed-rate production for sale totalled $14.2 billion during the nine months ended September 30, 2002, an increase of 18% over the $12.0 billion originated during the comparable period in 2001. The weighted average yield on loans held for sale decreased to 6.36% for the nine months ended September 30, 2002 from 6.89% for the nine months ended September 30, 2001, primarily due to declining market interest rates.

       Interest income on mortgage-backed securities available for sale was $229.6 million for the nine months ended September 30, 2002, a decrease of $257.3 million from the nine months ended September 30, 2001. The average portfolio balance decreased $4.8 billion, to $5.1 billion for the nine months ended September 30, 2002 compared to the same period in 2001. The weighted average yield on these assets decreased from 6.57% for the nine months ended September 30, 2001 to 5.97% for the nine months ended September 30, 2002. The decrease in the volume is primarily attributed to management's decision to sharply reduce purchases, coupled with high repayments and sales of mortgage-backed securities. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

       Interest income on mortgage-backed securities held to maturity was $56.1 million for the nine months ended September 30, 2002, a decrease of $43.3 million from the nine months ended September 30, 2001. The average portfolio balance decreased $0.4 billion, to $1.2 billion for the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to repayments. The weighted average yields for the nine months ended September 30, 2002 and 2001 were 6.15% and 8.15%, respectively. The decrease in the weighted average yield is primarily the result of the repricing of variable-rate securities at lower rates.

       Interest income on securities, interest-bearing deposits in banks and other was $22.6 million for the nine months ended September 30, 2002, a decrease of $17.1 million from the nine months ended September 30, 2001. The average portfolio balance was $0.6 billion and $0.9 billion for the nine months ended September 30, 2002 and 2001, respectively. The weighted average yield was 4.98% for the nine months ended September 30, 2002 compared to 5.96% for the nine months ended September 30, 2001. The decrease in the volume is primarily attributed to payments and maturities of securities. The lower weighted average yield reflects a shift in the mix of securities, with lower average balances of higher rate securities and the repricing of securities at lower rates during the nine months of 2002. The weighted average yield also reflects $11.2 million of interest income related to income tax refunds for which there is no corresponding earning asset; if this amount is excluded, the weighted average yield for the nine months ended September 30, 2002 would be 2.52%.

       Dividends  on FHLB stock were $56.8  million  for the nine  months  ended
September 30, 2002, a decrease of $6.6 million from the nine months ended September 30, 2001. The average balance outstanding was $1.3 billion and $1.4 billion for the nine months ended September 30, 2002 and 2001, respectively. The weighted average dividend on FHLB stock was 6.05% for the nine months ended September 30, 2002 and 2001.

       INTEREST EXPENSE. Total interest expense was $1.3 billion for the nine months ended September 30, 2002, a decrease of $783.6 million from the nine months ended September 30, 2001. The decrease is primarily due to declining market interest rates and a reduction in borrowings under FHLB advances and securities sold under agreements to repurchase.

       Interest expense on deposits, including Brokered Deposits, was $377.6 million for the nine months ended September 30, 2002, a decrease of $288.8 million from the nine months ended September 30, 2001. The average balance of deposits outstanding increased from $24.2 billion for the nine months ended September 30, 2001 to $24.8 billion for the nine months ended September 30, 2002. Deposit interest expense attributed to changes in volume decreased despite an increase in average volume because the volume of the average individual deposit categories with lower or zero rates (such as transaction and custodial accounts) increased significantly, while those with higher rates (such as CDs) decreased. The increase in the average balance is primarily attributed to increases in the average balances of money market accounts, custodial accounts, and retail customer checking and savings accounts, partially offset by a decline in CDs. The overall weighted average cost of deposits decreased to 2.04% for the nine months ended September 30, 2002 from 3.68% for the nine months ended September 30, 2001, primarily due to declining market interest rates and a shift in the mix of deposits, with higher average balances of lower rate money market, custodial, checking and savings accounts, and a lower average balance of higher rate CDs during the first nine months of 2002.

       Interest expense on securities sold under agreements to repurchase totalled $60.6 million for the nine months ended September 30, 2002, a decrease of $106.2 million from the nine months ended September 30, 2001. The average balance of such borrowings for the nine months ended September 30, 2002 and 2001 was $2.1 billion and $3.9 billion, respectively. The decrease in the average balance is primarily the result of maturities, which were not renewed in light of the decline in interest-earning assets. The weighted average interest rate on these instruments decreased to 3.80% for the nine months ended September 30, 2002 from 5.69% for the nine months ended September 30, 2001, primarily due to maturities of higher fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates.

       Interest expense on borrowings totalled $847.6 million for the nine months ended September 30, 2002, a decrease of $391.0 million from the nine months ended September 30, 2001. The average balance outstanding for the nine months ended September 30, 2002 and 2001 was $21.4 billion and $28.5 billion, respectively. The weighted average interest rate on these instruments decreased to 5.28% for the nine months ended September 30, 2002 from 5.79% for the nine months ended September 30, 2001. The decrease in the average volume is primarily the result of maturities, which were not renewed in light of the decline in interest-earning assets, while the decrease in the weighted average rate is primarily due to declining market interest rates.

       NET INTEREST INCOME. Net interest income was $1.1 billion for the nine months ended September 30, 2002, an increase of $71.9 million from the nine months ended September 30, 2001. The interest rate spread increased to 2.91% for the nine months ended September 30, 2002 from 2.33% for the nine months ended September 30, 2001, primarily as a result of declining market interest rates reducing costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 2.94% for the nine months ended September 30, 2002, up 59 bps from the 2.35% reported during the nine months of 2001. Excluding the $11.2 million interest on the California income tax refund, the interest rate spread and net interest margin for the nine months ended September 30, 2002 would have been 2.88% and 2.91%, respectively.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, (loss) gain on sale of assets, net and other income, was $207.9 million for the nine months ended September 30, 2002, representing a decrease of $52.4 million from the nine months ended September 30, 2001.

       Loan servicing fees for the Company, were $(62.9) million for the nine months ended September 30, 2002, compared to $(35.7) million the nine months ended September 30, 2001. The following table details the components of loan servicing fees, net (in thousands):

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                           2002               2001
                                                                           ----               ----
       Components of loan servicing fees, net:

          Loan servicing fees                                            $ 383,516        $ 337,026
          Amortization of MSRs                                            (326,269)        (219,793)
          Pass-through Interest Expense                                    (33,268)         (24,376)
          Net gain on MSRs/MSR derivatives (SFAS No. 133)                   33,855           29,491
          MSR valuation provision                                         (120,735)        (158,000)
                                                                         ---------        ---------
                Total loan servicing fees, net                           $ (62,901)       $ (35,652)
                                                                         =========        =========

       Portfolio run off rate (residential portfolio only)                    32.9%            26.1%
       MSR value run off rate (residential portfolio only)                    23.5             22.3
       MSR amortization rate (residential portfolio only)                     24.8             19.9

       As the table reflects, gross loan servicing fees increased $46.5 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $86.3 billion at September 30, 2001 to $87.3 billion at September 30, 2002. The portfolio runoff rate, representing the percentage of the residential portfolio that has been paid off during the year, influences MSR amortization, which increased $106.5 million in the nine months ended September 30, 2002 over the same period in 2001. Pass-through Interest Expense increased $8.9 million or 36% year over year, also influenced by higher runoff rates. Total loan servicing fees, net for the nine months ended September 30, 2002 and 2001 includes net pre-tax gains of $33.9 million and $29.5 million, respectively, from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. After recording these gains in accordance with SFAS No. 133, the Company determined that the fair value of the MSR asset was less than its carrying value and recorded pre-tax valuation provisions on the MSRs of $120.7 million and $158.0 million during the nine months ended September 30, 2002 and 2001, respectively. See "--Impact of SFAS No. 133" and "--Mortgage Banking Risk Management" for further discussion.

       Customer  banking  fees were $181.6  million  for the nine  months  ended
September  30,  2002  compared  to  $161.0  million  for the nine  months  ended
September 30, 2001. The following table details the components of customer banking fees and service charges (in thousands):

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                              2002              2001
                                                                              ----              ----
       Components of customer banking fees and service charges:

          Customer and electronic banking fees                              $119,234          $104,876
          Other customer fees                                                  2,438             1,903
          Investment sales income                                             52,674            46,424
          Insurance commissions                                                7,257             7,788
                                                                            --------          --------
                  Total customer banking fees and service charges           $181,603          $160,991
                                                                            ========          ========

       The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other investment and insurance product sales through CFI. 2002 also includes a $2.4 million reclassification to reflect gross revenues from customer check printing fees rather than net revenues. The offset is included in the "other expense" line of the income statement. Transaction accounts (including custodial accounts) as a percentage of retail deposits increased to 62.7% at September 30, 2002, from 53.7% at September 30, 2001.

       Gain on sale, settlement and transfer of loans, net totalled $74.9 million for the nine months ended September 30, 2002, an increase of $5.9 million from the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company sold $15.4 billion in single-family mortgage loans with servicing rights retained as part of its ongoing mortgage banking operations at gains of $58.6 million compared to $11.2 billion of such sales at gains of $33.8 million for the corresponding period in 2001, which included a $4.2 million gain on the sale of $136.2 million in government-insured loans that were previously seriously delinquent and had become performing (GNMA reperformers). The overall increase in the volume of loans sold and the related gain is a result of the significant increase in fixed-rate loan originations due to the overall decline in market interest rates and increased mortgage refinancing. The results in 2002 and 2001 include unrealized gains of $10.7 million and $2.4 million, respectively, on the derivative rate locks, forward loan sale commitments and closed loan inventory from the application of SFAS No. 133.

       Net loss on sale of assets totalled $0.5 million for the nine months ended September 30, 2002, compared to a net gain of $22.0 million for the nine months ended September 30, 2001. The loss during the first nine months of 2002 includes a $20.2 million loss on the mark-to-market of the Company's portfolio of IO strip and "B" tranche mortgage securities, partially offset by a $14.2 million gain on the sale of a real estate partnership interest, a $3.4 million gain on the sale of the Santa Barbara branch and a $2.0 million gain on the sale of $62.3 million in mortgage-backed securities. The gain during 2001 is primarily attributed to a $16.6 million gain on the sale of $761.8 million in mortgage-backed securities and a $9.3 million gain on the sale of the Company's Concord EFS stock, partially offset by a $4.1 million loss on the mark-to-market of the Company's portfolio of IO strip securities.

       Other noninterest income totalled $14.8 million for the nine months ended September 30, 2002, a decrease of $29.2 million from the same period in 2001. The decrease relates to a gain of $20.7 million on the non-monetary exchange of Star Systems common stock for 634,520 shares of Concord EFS common stock as a result of Concord's acquisition of Star Systems in February 2001 and $5.4 million in higher float commissions for check disbursements during the first nine months of 2001.

       NONINTEREST EXPENSE. Total noninterest expense was $694.6 million for the nine months ended September 30, 2002, a decrease of $20.1 million compared to the nine months ended September 30, 2001. Excluding the amortization of goodwill and other intangible assets, noninterest expense for the nine months ended
September 30, 2002 was $691.1 million, an increase of $21.3 million over the same period in the prior year. Noninterest expense for the nine months ended September 30, 2002 included decreases of $41.3 million in amortization of intangible assets, $1.7 million in loan expense and $1.2 million in professional fees. These decreases were partially offset by increases of $19.5 million in compensation and employee benefits, $4.1 million in occupancy and equipment and $0.7 million in other noninterest expense.

       Compensation and employee benefits expense was $365.4 million for the nine months ended September 30, 2002, an increase of $19.5 million from the nine months ended September 30, 2001. The increase is primarily attributed to normal salary adjustments, and increases in incentive compensation and commissions, primarily in volume-related operating groups.

       Professional fees were $24.0 million for the nine months ended September 30, 2002, a decrease of $1.2 million from the nine months ended September 30, 2001, primarily due to an overall decrease in legal fees related to various legal cases.

       Amortization of intangible assets was $3.5 million for the nine months ended September 30, 2002, a decrease of $41.3 million from the nine months ended September 30, 2001, due to the adoption of SFAS No. 142 on January 1, 2002, which requires that goodwill no longer be amortized.

       Other noninterest expense was $168.8 million for the nine months ended September 30, 2002 compared to $168.1 million in the same period of 2001. The increase in expenses relates to increases in a number of operating expense categories, including data processing systems, clerical and other losses, insurance, bank charges, charitable contributions, postage, back office operations and courier service.

       PROVISION FOR INCOME TAX. During the nine months ended September 30, 2002, GS Holdings recorded gross income tax expense of $240.5 million, which was offset by a tax benefit of $45.8 million, for net income tax expense of $194.7 million. Based on the current status of Mafco Holdings' audits for the years 1991 through 1995 and anticipated reversal of deferred tax assets with established valuation allowance, management changed its judgment about the realizability of the Company's deferred tax assets and reduced its valuation allowance by $44 million in the second quarter. As a result of reducing the valuation allowance, income tax expense was reduced by $31.4 million and goodwill was reduced by $12.6 million.

       On September 11, 2002, California enacted a law requiring large banks (those with average assets in excess of $500 million) to conform to federal law with respect to accounting for bad debts. Prior to the law change, all banks, regardless of size, were eligible to use the reserve method of accounting for bad debts which enabled them to take deductions for anticipated bad debt losses prior to the losses being incurred for California tax purposes. With the change, large banks may now only deduct actual charge-offs net of recoveries in determining their California taxable income. Banks that are required to conform to the new law must include in current year taxable income 50 percent of the bad debt reserves that existed as of the end of the prior tax year. As a concession for requiring large banks to comply with the new law, recapture of the remaining 50 percent of the reserve is waived thereby creating a permanent tax benefit. The Company's tax benefit resulting from the law change was $8.7 million and has been reflected in the Company's income tax expense for the quarter ended September 30, 2002.

       In addition, an accrued liability had been established in prior years for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion of the California audit of Glendale Federal Bank for the years 1991 through 1997, management reduced its accrued state tax liability by $8.7 million during the nine months ended September 30, 2002. Goodwill was reduced by $0.6 million in connection with this transaction. The Company also recorded additional Federal tax expense of $3.1 million due to the reduction of the state tax expense.

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

       In addition, during the nine months ended September 30, 2001, an income tax benefit was recorded for $3.2 million due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank.

       GS Holdings' effective gross federal tax rate was 30% during the nine months ended September 30, 2002 and 39% during the nine months ended September 30, 2001, while its federal statutory tax rate was 35% during both periods. In 2002, the difference between the effective and statutory rates was the result of a reduction of the deferred tax asset valuation allowance. In 2001, the difference between the effective and statutory rates was primarily the result of non-deductible goodwill amortization and additional federal tax liability recorded in conjunction with a reduction in the accrued state tax liability. GS Holdings' effective state tax rate was 3.4% and (1)% during the nine months ended September 30, 2002 and 2001, respectively. The low effective state tax rate during 2002 was the result of previously discussed reversal of the California bad debt reserves and reduction in the accrued state tax liability. The low effective state tax rate during 2001 was the result of the previously discussed reduction in the accrued state tax liability.

       MINORITY INTEREST. During each of the nine months ended September 30, 2002 and 2001, dividends on the REIT Preferred Stock were recorded totalling $20.2 million, net of income tax benefit, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

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

       IMPACT OF SFAS NO. 133. On January 1, 2001, the Company  adopted SFAS No.
133. The pronouncement impacted several other areas of the financial statements. The table summarizes the activity during the nine months ended September 30, 2002 below (debit/(credit); in thousands):

                                               Assets                        Liabilities and Equity              Pre-tax Earnings
                               -------------------------------------   ----------------------------------    -----------------------
                                Loans                                                  Taxes-                  Loan      (Gain)/Loss
                                 Held      Residential   Derivative    Derivative      Other                 Servicing    on Sale of
                               For Sale       MSRs         Assets      Liabilities  Liabilities     OCI      Fees, Net      Loans
                               --------       ----         ------      -----------  -----------     ---      ---------      -----
Fair value adjustments:
   MSRs and MSR hedges          $    --    $(746,527)   $   739,883     $  40,499     $     --    $     --    $(33,855)   $     --
   Warehouse loans and
      pipeline hedges            58,945           --        (11,262)      (37,000)          --          --          --     (10,683)
   Cash flow (balance sheet)
      hedges - swaps                 --           --             --      (120,278)      49,133      71,145          --          --
                                -------    ---------    -----------     ---------     --------    --------    --------    --------
Fair Value Adjustments -
   Nine Months Ended
   September 30, 2002            58,945     (746,527)       728,621      (116,779)      49,133      71,145     (33,855)    (10,683)

Other Activity - Nine Months
   Ended September 30, 2002:
   MSR hedge additions               --           --      1,230,598            --           --          --          --          --
   MSR hedge sales and
      maturities                     --           --     (2,025,869)       32,490           --          --          --          --
   MSR hedge receipts
      and payments                   --           --        (48,753)      (37,910)          --          --          --          --
                                -------    ---------    -----------     ---------     --------    --------    --------    --------
Total Other Activity -
   Nine Months Ended
   September 30, 2002                --           --       (844,024)       (5,420)          --          --          --          --
                                -------    ---------    -----------     ---------     --------    --------    --------    --------
Total Impact from
   SFAS No. 133 - Nine Months
   Ended September 30, 2002     $58,945    $(746,527)   $  (115,403)    $(122,199)    $ 49,133    $ 71,145    $(33,855)   $(10,683)
                                =======    =========    ===========     =========     ========    ========    ========    ========
Total Impact from
   SFAS No. 133 - Nine Months
   Ended September 30,  2001    $23,037    $(350,105)   $   326,296     $(284,224)    $101,237    $146,590    $(29,491)   $ (2,365)
                                =======    =========    ===========     =========     ========    ========    ========    ========

RESULTS OF OPERATIONS

       THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2001

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                         Three Months Ended September 30, 2002
                                                                         -------------------------------------
                                                                         Average                      Average
                                                                         Balance       Interest        Rate
                                                                         -------       --------        ----
                                                                                (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities, interest-bearing deposits in banks and other (2)        $ 1,094         $  7           2.46%
     Mortgage-backed securities available for-sale                         4,190           61           5.83
     Mortgage-backed securities held-to-maturity                           1,122           16           5.85
     Loans held for sale, net                                              1,516           24           6.33
     Loans receivable, net:
         Residential                                                      27,352          402           5.87
         Commercial real estate                                            6,628          114           6.89
         Consumer                                                          1,086           16           5.88
         Automobile                                                        2,150           70          12.83
         Commercial banking                                                  786           11           5.77
                                                                         -------         ----
     Total loans receivable, net                                          38,002          613           6.44
     FHLB stock                                                            1,131           16           5.62
                                                                         -------         ----
         Total interest-earning assets                                    47,055          737           6.26%
Noninterest-earning assets                                                 3,705         ----
                                                                         -------
         Total assets                                                    $50,760
                                                                         =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                            $24,860          117           1.86%
     Securities sold under agreements to repurchase (3)                    1,950           18           3.69
     Borrowings (3)                                                       19,263          264           5.44
     Other                                                                   207            1           1.76
                                                                         -------         ----
         Total interest-bearing liabilities                               46,280          400           3.43%
Noninterest-bearing liabilities                                            1,233         ----
Minority interest                                                            494
Stockholder's equity                                                       2,753
                                                                         -------
          Total liabilities, minority interest
               and stockholder's equity                                  $50,760
                                                                         =======
Net interest income                                                                      $337
                                                                                         ====
Interest rate spread (4)                                                                                2.83%
                                                                                                       =====
Net interest margin                                                                                     2.88%
                                                                                                       =====

Return on average assets                                                                                1.04%
                                                                                                       =====
Return on average common equity                                                                        19.15%
                                                                                                       =====
Return on tangible common equity                                                                       24.84%
                                                                                                       =====
Average equity to average assets                                                                        5.42%
                                                                                                       =====

                                                                           Three Months Ended September 30, 2001
                                                                           -------------------------------------
                                                                           Average                       Average
                                                                           Balance         Interest       Rate
                                                                           -------         --------       ----
                                                                                   (dollars in millions)
ASSETS

Interest-earning assets (1):
       Securities, interest-bearing deposits in banks and other (2)        $   571           $  8          5.73%
       Mortgage-backed securities available-for-sale                         8,909            142          6.37
       Mortgage-backed securities held-to-maturity                           1,510             28          7.53
       Loans held for sale, net                                              2,707             46          6.88
       Loans receivable, net:
          Residential                                                       31,571            531          6.73
          Commercial real estate                                             6,399            128          7.98
          Consumer                                                             908             19          7.99
          Automobile                                                         1,871             56         11.95
          Commercial banking                                                   647             12          7.41
                                                                           -------           ----
       Total loans receivable, net                                          41,396            746          7.20
       FHLB stock                                                            1,423             18          5.04
                                                                           -------           ----
         Total interest-earning assets                                      56,516            988          6.99%
Noninterest-earning assets                                                   3,962           ----
                                                                           -------
         Total assets                                                      $60,478
                                                                           =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
       Deposits                                                            $24,596            202          3.26%
       Securities sold under agreements to repurchase (3)                    3,635             46          4.91
       Borrowings (3)                                                       27,980            384          5.45
                                                                           -------           ----
         Total interest-bearing liabilities                                 56,211            632          4.45%
Noninterest-bearing liabilities                                              1,344           ----
Minority interest                                                              495
Stockholder's equity                                                         2,428
                                                                           -------
         Total liabilities, minority interest
               and stockholder's equity                                    $60,478
                                                                           =======
Net interest income                                                                          $356
                                                                                             ====
Interest rate spread (4)                                                                                   2.53%
                                                                                                          =====
Net interest margin                                                                                        2.56%
                                                                                                          =====

Return on average assets                                                                                   0.71%
                                                                                                          =====
Return on average common equity                                                                           17.61%
                                                                                                          =====
Return on tangible common equity                                                                          27.46%
                                                                                                          =====
Average equity to average assets                                                                           4.01%
                                                                                                          =====

___________
(1) Non-performing assets are included in the average balances for the periods indicated.

(2)    Includes  securities,   interest-bearing  deposits  in  other  banks  and
       securities purchased under agreements to resell.

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

                                                                   Three Months Ended September 30, 2002 vs. 2001
                                                                             Increase (Decrease) Due to
                                                                   ----------------------------------------------
                                                                         Volume        Rate           Net
                                                                         ------        ----           ---
                                                                                  (in millions)
INTEREST INCOME:

       Securities, interest-bearing deposits in banks and other         $   2         $  (3)        $  (1)
       Mortgage-backed securities available for sale                      (70)          (11)          (81)
       Mortgage-backed securities held to maturity                         (6)           (6)          (12)
       Loans held for sale, net                                           (19)           (3)          (22)
       Loans receivable, net                                              (47)          (86)         (133)
       FHLB stock                                                          (4)            2            (2)
                                                                        -----         -----         -----
               Total                                                     (144)         (107)         (251)
                                                                        -----         -----         -----

INTEREST EXPENSE:

       Deposits                                                           (13)          (72)          (85)
       Securities sold under agreements to repurchase                     (18)           (9)          (27)
       Borrowings                                                        (103)          (18)         (121)
       Other                                                               --             1             1
                                                                        -----         -----         -----
               Total                                                     (134)          (98)         (232)
                                                                        -----         -----         -----
                  Change in net interest income                         $ (10)        $  (9)        $ (19)
                                                                        =====         =====         =====

       INTEREST INCOME. Total interest income was $736.9 million for the three months ended September 30, 2002, a decrease of $251.7 million from the three months ended September 30, 2001. Total interest-earning assets for the three months ended September 30, 2002 averaged $47.1 billion, compared to $56.5 billion for the corresponding period in 2001. The decrease in interest-earning assets is primarily a result of a decline in mortgage-backed securities, principally due to management's decision to sharply reduce purchases, and net loan run off. The yield on total interest-earning assets during the three months ended September 30, 2002 decreased to 6.26% from 6.99% for the three months ended September 30, 2001, primarily due to the repricing of loans and mortgage-backed securities at lower rates.

       GS Holdings earned $612.6 million of interest income on loans receivable for the three months ended September 30, 2002, a decrease of $132.9 million from the three months ended September 30, 2001. The average balance of loans receivable was $38.0 billion for the three months ended September 30, 2002, compared to $41.4 billion for the same period in 2001. The weighted average yield on loans receivable decreased to 6.44% for the three months ended September 30, 2002 from 7.20% for the three months ended September 30, 2001. The decrease in the average balance reflects the sharp run off of residential loans during a period of high refinancing activity. The decrease in the weighted average yield primarily reflects the repricing of variable-rate loans, a decrease in the prime rate on commercial banking loans and comparatively lower market interest rates during the three months ended September 30, 2002, partially offset by a higher yield on auto loans purchased after July 1, 2001, which are recorded on a gross-coupon basis, rather than a credit-adjusted yield basis. The impact of this change on net interest income during the three months ended September 30, 2002 was to increase interest income by $14.8 million. (See "--Allowance for Loan Losses.")

       Loan production is detailed in the table below (in thousands):

                                                Three Months Ended September 30,
                                                --------------------------------
                                                    2002              2001
                                                    -----             ----

Loans funded:
  Residential real estate loans:

     Adjustable-rate                             $1,750,876        $1,622,486
     Fixed-rate                                   4,121,746         5,379,189
                                                 ----------        ----------
       Total  residential  real  estate loans     5,872,622         7,001,675


  Commercial real estate loans                      348,110           415,861
  Commercial loans                                  324,796           241,541
  Consumer nonmortgage loans                        280,582           204,295
  Auto loans (a)                                    325,110           319,396
                                                 ----------        ----------
       Total loans funded                        $7,151,220        $8,182,768
                                                 ==========        ==========

  Residential real estate loans purchased        $  184,923        $  475,166
                                                 ==========        ==========
____________
(a) Approximately 42% and 40% of this volume was in prime product; 58% and 60% in sub-prime product for the three months ended September 30, 2002 and 2001, respectively.

       GS Holdings earned $24.0 million of interest income on loans held for sale for the three months ended September 30, 2002, a decrease of $22.6 million from the three months ended September 30, 2001. The average balance of loans held for sale was $1.5 billion for the three months ended September 30, 2002, a decrease of $1.2 billion from the comparable period in 2001, primarily related to decreased originations of residential fixed-rate loans. Fixed-rate production for sale totalled $4.0 billion during the three months ended September 30, 2002, a decline of 20% over the $5.1 billion originated during the comparable period in 2001. The weighted average yield on loans held for sale decreased to 6.33% for the three months ended September 30, 2002 from 6.88% for the three months ended September 30, 2001, primarily due to declining market interest rates.

       Interest income on mortgage-backed securities available for sale was $61.1 million for the three months ended September 30, 2002, a decrease of $80.8 million from the three months ended September 30, 2001. The average portfolio balance decreased $4.7 billion, to $4.2 billion for the three months ended September 30, 2002 compared to the same period in 2001. The weighted average yield on these assets decreased from 6.37% for the three months ended September 30, 2001 to 5.83% for the three months ended September 30, 2002. The decrease in the volume is primarily attributed to management's decision to sharply reduce purchases, coupled with high repayments and sales of mortgage-backed securities. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

       Interest income on mortgage-backed securities held to maturity was $16.4 million for the three months ended September 30, 2002, a decrease of $12.0 million from the three months ended September 30, 2001. The average portfolio balance decreased $0.4 billion, to $1.1 billion for the three months ended September 30, 2002 compared to the same period in 2001, primarily due to repayments. The weighted average yields for the three months ended September 30, 2002 and 2001 were 5.85% and 7.53%, respectively. The decrease in the weighted average yield is primarily the result of the repricing of variable-rate securities at lower rates.

       Interest income on securities, interest-bearing deposits in banks and other was $6.9 million for the three months ended September 30, 2002, a decrease of $1.3 million from the three months ended September 30, 2001. The average portfolio balance was $1.1 billion and $0.6 billion for the three months ended September 30, 2002 and 2001, respectively. The weighted average yield for the three months ended September 30, 2002 was 2.46% compared to 5.73% for the three months ended September 30, 2001. The increase in the volume is primarily due to the impact of additional issuances of repurchase agreements and federal funds sold during the third quarter of 2002. The decrease in the weighted average yield reflects a shift in the mix of securities, with lower average balances of higher rate securities held to maturity during the third quarter of 2002.

       Dividends on FHLB stock were $16.0 million for the three months ended September 30, 2002, a decrease of $2.1 million from the three months ended September 30, 2001. The average balance outstanding was $1.1 billion and $1.4 billion for the three months ended September 30, 2002 and 2001, respectively. The weighted average dividend on FHLB stock increased to 5.62% for the three months ended September 30, 2002 from 5.04% for the three months ended September 30, 2001.

       INTEREST EXPENSE. Total interest expense was $399.7 million for the three months ended September 30, 2002, a decrease of $232.4 million from the three months ended September 30, 2001. The decrease is primarily due to declining market interest rates and a reduction in borrowings under FHLB advances and securities sold under agreements to repurchase.

       Interest expense on deposits,  including  Brokered  Deposits,  was $116.7 million for the three months ended September 30, 2002, a decrease of $85.1 million from the three months ended September 30, 2001. The average balance of deposits outstanding increased from $24.6 billion for the three months ended September 30, 2001 to $24.9 billion for the three months ended September 30, 2002. Deposit interest expense attributed to changes in volume decreased despite an increase in average volume because the volume of the average individual deposit categories with lower or zero rates (such as transaction and custodial accounts) increased significantly, while those with higher rates (such as CDs) decreased. The increase in the average balance is primarily attributed to increases in the average balances of money market accounts, custodial accounts, and retail customer checking and savings accounts, partially offset by a decline in CDs. The overall weighted average cost of deposits decreased to 1.86% for the three months ended September 30, 2002 from 3.26% for the three months ended September 30, 2001, primarily due to declining market interest rates and a shift in the mix of deposits, with higher average balances of lower rate money market, custodial, checking and savings accounts, and a lower average balance of higher rate CDs during the third quarter of 2002.

       Interest expense on securities sold under agreements to repurchase totalled $18.3 million for the three months ended September 30, 2002, a decrease of $27.2 million from the three months ended September 30, 2001. The average balance of such borrowings for the three months ended September 30, 2002 and 2001 was $2.0 billion and $3.6 billion, respectively. The decrease in the average balance is primarily the result of maturities, which were not renewed in light of the decline in interest-earning assets. The weighted average interest rate on these instruments decreased to 3.69% for the three months ended September 30, 2002 from 4.91% for the three months ended September 30, 2001, primarily due to maturities of higher fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates.

       Interest expense on borrowings totalled $263.8 million for the three months ended September 30, 2002, a decrease of $121.0 million from the three months ended September 30, 2001. The average balance outstanding for the three months ended September 30, 2002 and 2001 was $19.3 billion and $28.0 billion, respectively. The weighted average interest rate on these instruments decreased to 5.44% for the three months ended September 30, 2002 from 5.45% for the three months ended September 30, 2001. The decrease in the average volume is primarily the result of maturities, which were not renewed in light of the decline in interest-earning assets, while the slight decrease in the weighted average rate is primarily due to declining market interest rates, offset by the impact of maturity extensions.

       NET INTEREST INCOME. Net interest income was $337.2 million for the three months ended September 30, 2002, a decrease of $19.3 million from the three months ended September 30, 2001. The decline was the result of reduced average earning assets more than offsetting a higher net interest margin. Average interest-earning assets were $47.1 billion for the third quarter of 2002, down from $56.5 billion during the same period in 2001. The interest rate spread increased to 2.83% for the three months ended September 30, 2002 from 2.53% for the three months ended September 30, 2001, primarily as a result of declining market interest rates reducing costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 2.88% for the three months ended September 30, 2002, up 32 bps from the 2.56% reported during the third quarter of 2001.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, (loss) gain on sale of assets, net and other income, was $120.0 million for the three months ended September 30, 2002, representing an increase of $33.1 million from the three months ended September 30, 2001.

       Loan servicing fees for the Company, were $43.7 million for the three months ended September 30, 2002, compared to $(28.7) million the three months ended September 30, 2001. The following table details the components of loan servicing fees, net (in thousands):

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                       2002              2001
                                                                       ----              ----
       Components of loan servicing fees, net:
          Loan servicing fees                                       $ 133,840          $112,734
          Amortization of MSRs                                       (113,673)          (72,780)
          Pass-through Interest Expense                               (12,770)           (8,234)
          Net gain on MSRs/MSR derivatives (SFAS No. 133)              29,916            20,534
          MSR valuation recovery/(provision)                            6,372           (81,000)
                                                                    ---------          --------
                Total loan servicing fees, net                      $  43,685          $(28,746)
                                                                    =========          ========

       Portfolio run off rate (residential portfolio only)               38.7%             27.2%
       MSR value run off rate (residential portfolio only)               27.5              24.3
       MSR amortization rate (residential portfolio only)                29.3              19.1

       As the table reflects, gross loan servicing fees increased $21.1 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, decreased to $87.3 billion at September 30, 2002 from $90.7 billion at June 30, 2002 and increased from $86.3 billion at September 30, 2001. The portfolio runoff rate, representing the percentage of the residential portfolio that has been paid off during the year, influences MSR amortization, which increased
$40.9 million in the third quarter of 2002 over the same period in 2001. Pass-through Interest Expense, which increased $4.5 million or 55% year over year, was also influenced by higher runoff rates. Total loan servicing fees, net for the third quarter of 2002 and 2001 includes net pre-tax gains of $29.9 million and $20.5 million, respectively, from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. After recording these gains in accordance with SFAS No. 133, the Company determined that the fair value of the MSR asset differed from its carrying value. As a result, in the third quarter of 2002, after determining the fair value of the MSR asset was more than its carrying value, the Company recovered $6.4 million of the previously recorded valuation provision. During the three months ended September 30, 2001, the Company recorded a pre-tax valuation provision on the MSRs of $81.0 million after determining that the fair value of the MSR asset was less than its carrying value. See "--Impact of SFAS No. 133" and "--Mortgage Banking Risk Management" for further discussion.

       Customer  banking  fees were $62.6  million  for the three  months  ended
September  30,  2002  compared  to $55.2  million  for the  three  months  ended
September 30, 2001. The following table details the components of customer banking fees and service charges (in thousands):

                                                                          Three Months Ended September 30,
                                                                          --------------------------------
                                                                              2002                2001
                                                                              ----                ----
       Components of customer banking fees and service charges:
          Customer and electronic banking fees                               $41,632             $36,375
          Other customer fees                                                    921                 605
          Investment sales income                                             17,475              15,694
          Insurance commissions                                                2,555               2,497
                                                                             -------             -------
                  Total customer banking fees and service charges            $62,583             $55,171
                                                                             =======             =======

       The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other investment and insurance product sales through CFI. Third quarter 2002 also includes a $0.8 million reclassification to reflect gross revenues from customer check printing fees rather than net revenues. The offset is included in the "other expense" line of the income statement.

       Gain on sale, settlement and transfer of loans, net totalled $19.4 million for the three months ended September 30, 2002, a decrease of $27.8 million from the three months ended September 30, 2001. During the three months ended September 30, 2002, the Company sold $3.5 billion in single-family mortgage loans with servicing rights retained as part of its ongoing mortgage banking operations at gains of $14.9 million compared to $5.5 billion of such sales at gains of $19.7 million for the corresponding period in 2001, which included a $4.2 million gain on the sale of $136.2 million in government-insured loans that were previously seriously delinquent and had become performing (GNMA reperformers). The overall decrease in the volume of loans sold and the related gain is a result of a reduction in fixed-rate loan originations during the third quarter of 2002. Gain on sale of loans during the third quarter of 2001 included $24.5 million related to a reduction in the Company's recourse liability, which did not recur. The results in 2002 and 2001 include an unrealized gain of $3.4 million and an unrealized loss of $1.2 million, respectively, on the derivative rate locks, forward loan sale commitments and closed loan inventory from the application of SFAS No. 133.

       Net loss on sale of assets totalled $8.9 million for the three months ended September 30, 2002, compared to a net gain of $5.8 million for the three months ended September 30, 2001. The loss during the third quarter of 2002 is due to the loss on the mark-to-market of the Company's portfolio of IO strip and "B" tranche mortgage securities. The gain during 2001 is primarily attributed to a $10.0 million gain on the sale of $464.0 million in mortgage-backed securities, partially offset by a $4.1 million loss on the mark-to-market of the Company's portfolio of IO strip securities.

       Other noninterest income totalled $3.2 million for the three months ended September 30, 2002, a decrease of $4.4 million from the three months ended
September 30, 2001, primarily attributed to the receipts in the prior year related to an eminent domain settlement on real estate property and a CRA award, and lower float commissions for check disbursements in 2002.

       NONINTEREST EXPENSE. Total noninterest expense was $237.5 million for the three months ended September 30, 2002, a decrease of $4.7 million compared to the three months ended September 30, 2001. Excluding the amortization of goodwill and other intangible assets, noninterest expense for the three months ended September 30, 2002 was $236.4 million, an increase of $9.1 million over the same period in the prior year. Noninterest expense for the three months ended September 30, 2002 included decreases of $13.8 million in amortization of intangible assets, $2.6 million in professional fees and $0.7 million in loan expense. These decreases were partially offset by increases of $8.1 million in compensation and employee benefits, $3.7 million in other expense and $0.9 million in occupancy and equipment.

       Compensation and employee benefits expense was $122.9 million for the three months ended September 30, 2002, an increase of $8.1 million from the three months ended September 30, 2001. The increase is primarily attributed to an increase in incentive compensation and commissions, primarily in volume-related operating groups, and normal salary adjustments.

       Professional fees were $7.9 million for the three months ended September 30, 2002, a decrease of $2.6 million from the three months ended September 30, 2001, primarily due to an overall decrease in legal fees related to various legal cases.

       Amortization of intangible assets was $1.2 million for the three months ended September 30, 2002, a decrease of $13.8 million from the three months ended September 30, 2001, due to the adoption of SFAS No. 142 on January 1, 2002, which requires that goodwill no longer be amortized.

       Other noninterest expense was $60.6 million for the three months ended September 30, 2002 compared to $56.9 million for the same period in 2001. The increase in expenses relates to increases in a number of operating expense categories, including insurance, data processing systems, bank charges, clerical and other losses, charitable contributions, postage and retail back office operations.

       PROVISION FOR INCOME TAX. During the three months ended September 30, 2002 and 2001, GS Holdings recorded net income tax expense of $81.1 million and $87.5 million, respectively. The expense recorded during the three months ended September 30, 2002 is net of an income tax benefit of $8.7 million due to legislation passed in the third quarter of 2002. The legislation precludes banks from using the reserve method for bad debts, and requires recognition of fifty percent of bad debt reserves as income. As a concession for this additional taxable income, the recapture of the remaining fifty percent of the reserve is waived thereby creating a permanent tax benefit.

       GS Holdings' effective gross federal tax rate was 35% and 37% during the three months ended September 30, 2002 and 2001, respectively, while its federal statutory tax rate was 35% during both periods. In 2001, the difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. GS Holdings' effective state tax rate was 2% and 6% during the three months ended September 30, 2002 and 2001, respectively. The low effective state tax rate during 2002 was the result of previously discussed reversal of the California bad debt reserves.

       MINORITY INTEREST. During each of the three months ended September 30, 2002 and 2001, dividends on the REIT Preferred Stock were recorded totalling $6.7 million, net of income tax benefit, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

       IMPACT OF SFAS NO. 133. On January 1, 2001, the Company  adopted SFAS No.
133. The pronouncement impacted several other areas of the financial statements for the three months ended September 30, 2002, as summarized below (debit/(credit); in thousands):

                                               Assets                        Liabilities and Equity             Pre-tax Earnings
                                -----------------------------------     --------------------------------     -----------------------
                                 Loans                                                  Taxes-                 Loan      (Gain)/Loss
                                  Held      Residential  Derivative     Derivative      Other                Servicing    on Sale of
                                For Sale       MSRs        Assets       Liabilities  Liabilities    OCI      Fees, Net      Loans
                                --------       ----        ------       -----------  -----------    ---      ---------      -----
Fair value adjustments:
   MSRs and MSR hedges           $    --    $(558,901)   $ 559,425      $  29,392     $    --     $    --    $(29,916)    $    --
   Warehouse loans and
      pipeline hedges             15,564           --       17,423        (29,563)         --          --          --      (3,424)
   Cash flow (balance sheet)
      hedges - swaps                  --           --           --        (91,778)     37,491      54,287          --          --
                                 -------    ---------    ---------      ---------     -------     -------    --------     -------
Fair Value Adjustments -
   Three Months Ended
   September 30, 2002             15,564     (558,901)     576,848        (91,949)     37,491      54,287     (29,916)     (3,424)

Other Activity - Three Months
   Ended September 30, 2002:
   MSR hedge additions                --           --      397,213             --          --          --          --          --
   MSR hedge sales and
      maturities                      --           --     (947,738)            97          --          --          --          --
   MSR hedge receipts
      and payments                    --           --      (16,700)       (18,896)         --          --          --          --
                                 -------    ---------    ---------      ---------     -------     -------    --------     -------
Total Other Activity -
   Three Months Ended
   September 30, 2002                 --           --     (567,225)       (18,799)         --          --          --          --
                                 -------    ---------    ---------      ---------     -------     -------    --------     -------
Total Impact from
   SFAS No. 133 -
   Three Months Ended
   September 30, 2002            $15,564    $(558,901)   $   9,623      $(110,748)    $37,491     $54,287    $(29,916)    $(3,424)
                                 =======    =========    =========      =========     =======     =======    ========     =======

Total Impact from
   SFAS No. 133 - Three
   Months Ended
   September 30,  2001           $28,241    $(268,775)   $ 132,866      $(157,600)    $58,828    $85,183     $(20,534)    $ 1,186
                                 =======    =========    =========      =========     =======    =======     ========     =======

PROBLEM AND POTENTIAL PROBLEM ASSETS

       A loan is impaired when it is probable that the Company will be unable to collect all contractual amounts due (i.e., both principal and interest), based upon current information and events. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans that exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty. Loans collectively reviewed for impairment by the Company include all single-family loans, all auto loans, business banking loans under $100,000 and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the work-out process.

       The measurement of impairment may be based on:

       (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate;

       (b)    the observable market price of the impaired loan; or

       (c) the fair value of the collateral (less disposal costs) of a collateral-dependent loan.

       The excess of the recorded investment of the loan over the impaired loan's value is recognized by recording a valuation allowance.

       Cash receipts on non-performing impaired loans are generally used to reduce the carrying value of the loan, unless the Company expects to recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses. Any loss of principal upon disposition is recorded through a charge-off to the allowance for loan losses.

       At September 30, 2002, loans that were considered to be impaired totalled $48.6 million (of which $15.3 million were on nonaccrual status). The average recorded investment in impaired loans during the three and nine-month periods ended September 30, 2002 was approximately $54.2 million and $54.6 million, respectively. For the three and nine-month periods ended September 30, 2002, GS Holdings recognized interest income on those impaired loans of $1.0 million and $3.0 million, respectively, which included $0.2 million and $0.5 million, respectively, of interest income recognized using the cash basis method of income recognition.

       The following table presents the Company's non-performing loans and impaired loans, foreclosed real estate and repossessed assets as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased auto loans are reflected in the table below using each individual loan's contractual UPB.

                                                   September 30, 2002
                                             ------------------------------
                                             Non-performing        Impaired
                                             --------------        --------
                                                       (in millions)

Real Estate:
    1-4 unit residential                         $ 61                 $ 1
    Multi-family residential                       --                   2
    Commercial and other                            5                  31
                                                 ----                 ---
           Total real estate                       66                  34
Non-real estate                                    22                  15
                                                 ----                 ---
       Total loans                                 88  (a)            $49  (b)
                                                                      ===
Foreclosed real estate, net                        12
Repossessed assets                                  8
                                                 ----
       Total non-performing assets               $108
                                                 ====

                                                   December 31, 2001
                                             ------------------------------
                                             Non-performing        Impaired
                                             --------------        --------
                                                       (in millions)

Real Estate:
    1-4 unit residential                         $ 75                 $ 1
    Multi-family residential                       --                   9
    Commercial and other                            4                  32
                                                 ----                 ---
         Total real estate                         79                  42
Non-real estate                                    22                  17
                                                 ----                 ---
      Total loans                                 101  (a)            $59  (b)
                                                                      ===
Foreclosed real estate, net                        19
Repossessed assets                                  4
                                                 ----
      Total non-performing assets                $124
                                                 ====
___________

(a) There were no loans securitized with recourse on non-performing status at September 30, 2002 or December 31, 2001.

(b) Includes $15.3 million and $14.1 million of non-performing loans at September 30, 2002 and December 31, 2001, respectively.

       There were no accruing loans contractually past due 90 days or more at September 30, 2002 or December 31, 2001.

       The Company's and the Bank's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $108 million at September 30, 2002, from $124 million at December 31, 2001. Non-performing assets as a percentage of the Bank's total assets was 0.21% at September 30, 2002 and 0.22% at December 31, 2001.

       The following table presents non-performing real estate assets by geographic region of the country as of September 30, 2002:

                                                                              Total
                                   Non-performing       Foreclosed        Non-performing
                                    Real Estate        Real Estate,        Real Estate         Geographic
                                   Loans, Net (2)         Net (2)             Assets          Concentration
                                   --------------         -------             ------          -------------
                                                             (dollars in millions)
      Region:
            Northeast (1)               $ 7                 $ 1                $ 8                10.26%
            California                   37                   6                 43                55.13
            Other regions                22                   5                 27                34.61
                                        ---                 ---                ---               ------
                    Total               $66                 $12                $78               100.00%
                                        ===                 ===                ===               ======

       ______________
       (1) Consists of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

       (2)    Net of purchase accounting adjustments.

       At September 30, 2002, the Bank had two non-performing assets over $2 million in size with an average balance of $2.3 million and 4,195 non-performing assets below $2 million in size, including 806 non-performing 1-4 unit residential assets.

ALLOWANCE FOR LOAN LOSSES

       The Company's allowance absorbs losses inherent in the loan portfolio. Management periodically evaluates the adequacy of the allowance. Provisions for loan losses (charged to current earnings) and balances acquired through acquisitions increase the allowance, while charge-offs (net of recoveries) decrease it. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company recorded no provision for loan losses during the nine months ended September 30, 2002 and 2001, respectively. Management believes that its present allowance for loan losses is adequate and it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions and loss experience may require further provisions in the future.

       Activity in the allowance for loan losses is as follows (in thousands):

                                               Nine Months Ended September 30,      Three Months Ended September 30,
                                               -------------------------------      --------------------------------
                                                   2002               2001               2002              2001
                                                   ----               ----               ----              ----
Balance - beginning of period                    $497,298           $526,308           $469,047          $515,979
    Provision for loan losses                          --                 --                 --                --
    Net charge-offs:
       1-4 unit residential                        (1,471)            (2,735)              (401)             (753)
       Multi-family residential and
          commercial real estate                      260               (109)               (13)              (52)
       Auto loans                                 (39,090)            (7,457)           (17,622)           (2,368)
       Consumer and other                          (8,931)            (4,992)            (2,969)           (1,791)
                                                 --------           --------           --------          --------
          Subtotal - net charge-offs              (49,232)           (15,293)           (21,005)           (4,964)
       Reclassification                               (24)              (130)                --              (130)
                                                 --------           --------           --------          --------
Balance - end of period                          $448,042           $510,885           $448,042          $510,885
                                                 ========           ========           ========          ========

       The current period reclassification relates to loans transferred to the held-for-sale portfolio. Net charge-offs for the nine months ended September 30, 2002 totalled $49.2 million, up $33.9 million from the nine months ended September 30, 2001. This level of charge-offs represents 13 bps on average loans in the nine months ended September 30, 2002, compared to 4 bps of net charge-offs in the nine months ended September 30, 2001. The increase was related to the Company's auto loan portfolio, but does not represent a significant increase in portfolio delinquency rates. Total delinquency rates on the portfolio were 6.67% at September 30, 2001 compared to 6.48% at September 30, 2002. The higher charge-offs resulted primarily from two other issues.

       The Company experienced higher losses in the current quarter compared to the previous quarter for two reasons. First, both seasonal and general economic trends resulted in a greater number of defaults, and consequently repossessions of vehicles. Historically, seasonal factors tend to improve beginning in the first quarter and continuing into the second quarter. Second, prices received for repossessed vehicles weakened. This was due to the prevalence of auto manufacturer incentives, including zero percent financing and cash options, that attracted buyers to new cars rather than used cars. This in turn depressed the values of used cars due both to lessened demand and excess supply from trade-ins. Management believes that such incentives will not be sustainable over a long period of time, and that used car markets will return to normal conditions in the near future.

       In addition, interest income on all auto loans originated after July 1, 2001 is recorded at the gross coupon vs. an effective (or credit adjusted) yield. Credit losses on these loans are no longer being amortized through the net interest margin but are charged to the loan loss allowance, resulting in higher net charge-offs. During the nine months ended September 30, 2002, net charge-offs were $22.2 million higher as a result of this treatment. See "--Interest Income."

       The adequacy of the allowance is based on past loan loss experience, known and inherent risks in the loan portfolio, adverse unknown situations that have occurred that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions. Management's methodology for assessing the adequacy of the allowance includes the evaluation of the following three key elements: the formula allowance, specific allowances for identified problem loans, and the unallocated allowance.

       The formula allowance element considers losses embedded within the portfolios, but which have not yet been realized. Losses are recognized when:

       (a) available information indicates that it is probable that a loss has been incurred and

       (b)    the amount of the loss can be reasonably estimated.

       The Company has determined that borrowers are impacted by events that result in loan default and eventual loss which occur well in advance of a lender's knowledge of those events, and that the time-frame between the occurrence of such events and the resulting default and loss realization is between one and 2.5 years, depending upon the loan type. Examples of such loss-causing events for single family mortgage and other consumer loans would be borrower job loss, divorce, and medical crisis. An example for commercial real estate loans would be the loss of a major tenant.

       The specific allowances are established against individual loans, including impaired loans, in accordance with SFAS No. 114. Specific allowances are established against individual residential 1-4 mortgage loans, commercial loans and commercial and multi-family real estate loans for which management has performed analyses and concluded that, based on current information and events, it is probable that the Bank will be unable to collect all amounts contractually due. Generally, management believes that collectibility is improbable if a loan is severely delinquent or if it has been determined that borrower cash flow is inadequate for debt repayment. The amount of specific allowance is determined by estimating collateral deficiency, including consideration of collateral disposal costs. If the net book value exceeds the fair value, a specific allowance is established equal to the excess. Loans evaluated for specific allowance are excluded from the formula allowance analysis so as not to double-count loss exposure.

       The unallocated allowance is established for inherent losses which may not have been identified through the formula and specific portions of the allowance. The unallocated portion is necessarily more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact the potential for credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in underwriting processes, and trends in problem loan and loss recovery rates. Geographic concentration is a particularly key component as there is evidence of deterioration in some real estate markets, especially in northern California. Statistics regarding California concentration of the Company's entire real estate-secured portfolio at September 30, 2002 are summarized below:

                                      % of Total Portfolio Concentration in
                                   --------------------------------------------
                                   California     Northern CA       Southern CA
                                   ----------     -----------       -----------

Residential                           76%             37%              39%
Commercial Real Estate                88              28               60
Consumer (primarily Home Equity)      92              42               50

       Each factor is analyzed and assigned a range of values. At this time, management has chosen an unallocated allowance amount at the mid-point of the range for each factor.

       At September 30, 2002, the allowance for loan losses was $448 million, consisting of a $355 million formula allowance, a $16 million specific allowance and an $77 million unallocated allowance. Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, $432 million of the allowance is general in nature and is available to support any losses which may occur, regardless of type, in the Company's loan portfolio.

        A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                   Multi-family
                                                   Residential
                                  1 - 4 Unit      and Commercial                      Consumer
                                  Residential      Real Estate          Auto          and Other         Total
                                  -----------      -----------          ----          ---------         -----
                                                                   (in millions)
Balance - December 31, 2001          $224              $159             $ 10            $104             $497
     Provision for loan losses         --               (13)              13              --               --
     Charge-offs                       --                --              (12)             (3)             (15)
     Recoveries                        --                --               --               1                1
     Reclassification                  (4)               --               --               4               --
                                     ----              ----             ----            ----             ----
Balance - March 31, 2002              220               146               11             106              483
     Provision for loan losses         --               (17)              17              --               --
     Charge-offs                       (1)               --              (10)             (5)             (16)
     Recoveries                        --                --                1               1                2
                                     ----              ----             ----            ----             ----
Balance - June 30, 2002               219               129               19             102              469
     Provision for loan losses         --               (22)              22              --               --
     Charge-offs                       --                --              (18)             (4)             (22)
     Recoveries                        --                --               --               1                1
                                     ----              ----             ----            ----             ----
Balance - September 30, 2002         $219              $107             $ 23            $ 99             $448
                                     ====              ====             ====            ====             ====

RISK MANAGEMENT

       The Company's risk management policies are established by the Bank's Asset/Liability Management Committee. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and market value of portfolio equity to measure the stability of earnings; management of liquidity to maintain adequate funding; and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques, and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies adopted and their impact on operations, and, at least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements.

       Banks are subject to interest rate risk to the degree that their interest-bearing liabilities mature or reprice more or less frequently, or on a different basis, than their interest-earning assets. A key element of the banking business is the monitoring and management of interest rate risk and liquidity risk. The process of planning and controlling asset and liability mixes, volumes, and maturities to influence the net interest spread is referred to as asset and liability management. The objective of the Company's asset and liability management is to maximize the net interest income over changing interest rate cycles within the constraints imposed by prudent lending and investing practices, liquidity needs, and capital planning.

ASSET AND LIABILITY MANAGEMENT

       GS Holdings, through the Bank, actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. In order to reduce interest rate risk by increasing the percentage of interest-rate-sensitive assets, the Company continues to emphasize the origination of ARM products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that on the whole adjust in accordance with the repricing of its liabilities. At September 30, 2002, 77% of the Company's net loan portfolio consisted of ARMs.

       One of the most important sources of the Bank's net income is net interest income, which is the difference between the combined yield earned on interest-earning assets and the combined rate paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities.

       ARMs have, from time to time, been offered with low initial interest rates as marketing inducements. In addition, most ARMs are subject to periodic interest rate adjustment caps or floors. In a period of rising interest rates, ARMs could reach a periodic adjustment cap while still at a rate significantly below their contractual margin over existing market rates. Since repricing liabilities are typically not subject to such interest rate adjustment constraints, the Company's net interest margin would most likely be negatively impacted in this situation. In order to reduce the negative impact of assets with periodic rate caps in a rising interest rate environment, the Bank issued liabilities whose rates are capped against rising rates. Certain ARMs now offered by the Company have a fixed monthly payment for a given period, with any changes as a result of market interest rates reflected in the UPB through negative amortization.

       Conversely, in a period of falling rates, ARMs can be subject to repayments as borrowers convert from floating-rate mortgages to low fixed-rate mortgages. As the ARMs reprice downward or are converted to low fixed-rate mortgages, the yield on interest-earning assets is reduced, thereby negatively impacting the net interest margin. The Bank seeks to manage this risk by structuring the maturity and repricing of its liabilities to best offset the impact on the net interest margin.

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

       The following table sets forth the projected contractual maturities adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at September 30, 2002 was as follows:

                                                                     Maturity/Rate Sensitivity
                                                   --------------------------------------------------------------
                                                   Within         1 - 5         Over 5      Noninterest
                                                   1 Year         Years          Years        Bearing       Total
                                                   ------         -----          -----        -------       -----
                                                                        (dollars in millions)
INTEREST-EARNING ASSETS:
Interest-bearing deposits in other banks           $ 1,392       $    --        $   --        $   --       $ 1,392
     and short-term investment
     securities (1) (2)
Securities held to maturity (1)                         17            --            --            --            17
Securities available for sale (3)                      110            --            --            --           110
Mortgage-backed securities
     available for sale (3)                          3,880            --            --            --         3,880
Mortgage-backed securities
     held to maturity (1) (4)                        1,085            14             1            --         1,100
Loans held for sale, net (3)                         1,955            --            --            --         1,955
Loans receivable, net (1) (5)                       22,925        12,348         1,950            --        37,223
Investment in FHLB                                   1,105            --            --            --        1,105
                                                   -------       -------        ------        ------       -------
     Total interest-earning assets                  32,469        12,362         1,951            --        46,782
Noninterest-earning assets                              --            --            --         3,647         3,647
                                                   -------       -------        ------        ------       -------
                                                   $32,469       $12,362        $1,951        $3,647       $50,429
                                                   =======       =======        ======        ======       =======

INTEREST-BEARING LIABILITIES:
Deposits (6)                                       $22,603       $ 2,496        $    1        $   --       $25,100
Securities sold under agreements to
     repurchase (1)                                  1,888            73            --            --         1,961
FHLB advances (1)                                   11,733         4,919            --            --        16,652
Other borrowings (1)                                   871           891            --            --         1,762
                                                   -------       -------        ------        ------       -------
Total interest-bearing liabilities                  37,095         8,379             1            --        45,475
Noninterest-bearing liabilities                         --            --            --         1,605         1,605
Minority interest                                       --            --            --           500           500
Stockholder's equity                                    --            --            --         2,849         2,849
                                                   -------       -------        ------        ------       -------
                                                   $37,095       $ 8,379        $    1        $4,954       $50,429
                                                   =======       =======        ======        ======       =======

Gap before interest rate swap agreements           $(4,626)      $ 3,983        $1,950                     $ 1,307
Interest rate swap agreements                        3,510        (3,440)          (70)                         --
                                                   -------       -------        ------                     -------
Gap                                                 (1,116)          543         1,880                     $ 1,307
                                                   -------       -------        ------                     =======

Cumulative gap                                     $(1,116)      $  (573)       $1,307
                                                   =======       =======        ======

Gap as a percentage of total assets                   (2.2)%         1.1%          3.7%                        2.6%
                                                   =======       =======        ======                     =======

Cumulative gap as a percentage of total assets        (2.2)%        (1.1)%         2.6%                        2.6%
                                                   =======       =======        ======                     =======

                                                                                                        (Continued)

_________________
(1)    Based upon:

       (a)    contractual maturity,
       (b)    instrument repricing date, if applicable, and
       (c)    projected repayments and prepayments of principal, if applicable.

       Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of September 30, 2002. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $89.4 million of short-term investment securities and $1.3 billion of interest-bearing deposits in other banks.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)    Excludes underlying non-performing securities of $0.8 million.

(5) Excludes allowance for loan losses of $448 million and non-performing loans of $88 million.

(6) Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

       At September 30, 2002, GS Holdings' cumulative gap totalled $1.3 billion. At December 31, 2001, GS Holdings' cumulative gap totalled $518 million.

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

       The Company's performance is highly dependent on the structure of the balance sheet and the relationship between assets and liabilities. Differences in maturity, coupon rates and rate indices between assets and liabilities have the potential to create variability in earnings.

       The following table sets forth the Company's balance sheet composition by index (in thousands):

                                           September 30, 2002  December 31, 2001
                                           ------------------  -----------------

Balance Sheet Composition by Index:
  Securities
     Fixed                                     $ 2,725,829        $ 5,348,504
     COFI                                          848,569          1,140,414
     Treasury                                    1,231,291          1,516,419
     Other ARMs                                    212,364            483,136
     Unrealized gain/(loss)                         89,639             97,070
     Purchase accounting                              (349)             4,129
                                               -----------        -----------
        Total securities                         5,107,343          8,589,672
                                               -----------        -----------

  Loans
     Fixed                                       8,617,795          9,149,482
     Hybrid ARMs                                18,120,000         18,649,980
     COFI                                        4,153,266          5,092,248
     Treasury                                    4,271,674          5,340,633
     Other ARMs                                  2,141,921          1,592,005
     Purchase accounting                             6,106              8,573
     Allowance for loan losses                    (448,042)          (497,298)
                                               -----------        -----------
        Total loans                             36,862,720         39,335,623
                                               -----------        -----------

  Other interest-earning assets                  4,452,626          4,151,004
  Noninterest-earning assets                     4,005,996          4,442,519
                                               -----------        -----------
        Total assets                           $50,428,685        $56,518,818
                                               ===========        ===========

  Deposits                                     $25,100,210        $25,146,827
  Borrowings:
     Fixed with maturities < 1 year              8,230,256          9,416,480
     Fixed with maturities > 1 year              6,482,839         10,155,390
     Adjustable                                  5,557,000          7,063,000
     Purchase accounting                                72              2,524
     Accrued interest payable                      104,723            171,092
                                               -----------        -----------
        Total borrowings                        20,374,890         26,808,486
                                               -----------        -----------

  Noninterest-bearing liabilities                1,604,404          1,438,716
  Minority interest and stockholder's equity     3,349,181          3,124,789
                                               -----------        -----------
        Total liabilities and equity           $50,428,685        $56,518,818
                                               ===========        ===========

MORTGAGE BANKING ACTIVITIES

       The following table provides detailed information related to FNMC's MSRs:

                                                                         September 30, 2002    December 31, 2001
                                                                         ------------------    -----------------
                                                                                   (dollars in thousands)
Residential Mortgage Servicing Portfolio:
       Total UPB residential loans serviced                                 $110,489,364          $112,262,916
       Total number of residential loans serviced                                959,625               997,276

       Total UPB residential loans serviced for others                      $ 87,268,885          $ 85,218,280
       Total number of residential loans serviced for others                     819,999               838,234

Portfolio Characteristics:
       Weighted average contractual servicing fee earned                              42bps                 42bps
       Average loan balance                                                 $        106          $        102
       Weighted average note rate                                                   7.11%                 7.36%
       Per loan servicing cost (in whole dollars)                           $         49          $         47
       Secured by California properties                                            42.08%                45.67%

                                               Nine Months Ended September 30,      Three Months Ended September 30,
                                               -------------------------------      --------------------------------
                                                   2002               2001               2002               2001
                                                   ----               ----               ----               ----
                                                                          (in thousands)
Mortgage loans sold                             $15,385,092        $11,191,653         $3,464,789         $5,548,272
Mortgage loans sold (servicing retained)        $15,364,620        $11,191,080         $3,464,789         $5,548,169

                                                          Number of Loans     Loan Principal      Msr Basis
                                                          ---------------     --------------      ---------
                                                          (whole numbers)            (in thousands)
Residential Mortgage Servicing Portfolio:
Balance - December 31, 2001 (a)                               838,234          $ 85,218,280       $1,620,916
       Originated servicing                                   205,331            14,450,666          349,260
       Flow purchases                                          47,017             6,949,539          185,277
       Bulk purchases                                          15,184             2,252,897           37,797
       Runoff                                                (285,767)          (21,602,497)        (324,808)
       Fair value adjustment (SFAS No. 133)                        --                    --         (746,527)
       Valuation provision                                         --                    --         (120,735)
                                                             --------          ------------       ----------
Balance - September 30, 2002 (a)                              819,999          $ 87,268,885       $1,001,180
                                                             ========          ============       ==========

___________
(a) Excludes $1.6 million at September 30, 2002 and $3.0 million at December 31, 2001 of MSRs on non-single family residential portfolios.

       The table below summarizes mortgage servicing acquisitions during the nine and three months ended September 30, 2002 and 2001:

                                       Number of loans              Loan Principal                 MSR Basis
                                     -------------------          ------------------           ------------------
                                                            Nine Months Ended September 30,
                                     ----------------------------------------------------------------------------
                                     2002           2001          2002          2001           2002          2001
                                     ----           ----          ----          ----           ----          ----
                                       (whole numbers)               (in millions)                (in millions)
                                     -------------------          ------------------           ------------------
Residential Mortgage
    Servicing portfolio:

    Purchased servicing rights      62,201        62,803        $9,202.4      $8,709.1        $223.1        $231.6

                                       Number of loans              Loan Principal                 MSR Basis
                                     -------------------          ------------------           ------------------
                                                            Three Months Ended September 30,
                                     ----------------------------------------------------------------------------
                                     2002           2001          2002          2001           2002          2001
                                     ----           ----          ----          ----           ----          ----
                                       (whole numbers)               (in millions)                (in millions)
                                     -------------------          ------------------           ------------------
Residential Mortgage
    Servicing portfolio:

    Purchased servicing rights      12,564          27,612      $1,850.8      $3,892.8         $45.6        $105.2

MORTGAGE BANKING RISK MANAGEMENT

       In 2002, mortgage rates have declined to levels not seen in over thirty-five years. As a result, prepayments of mortgages are occurring at an unprecedented level. This results in reduced servicing fee income due to increased amortization and also results in lower market value of MSRs. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in the benchmark interest rate, LIBOR. However, its hedge coverage ratio does not always equate to 100%. The Company does not hedge certain components of its portfolio, primarily ARMs and loans with prepayment penalties. In addition, the Company hedges only certain components of risk, which have not generally included the mortgage rate spread to other market interest rates. The Company works to reduce its exposure to changes between mortgage and LIBOR rates in a variety of ways, including changing the hedge ratio and the mix of the instruments used to hedge its MSRs. However, because its instruments are predominantly based on LIBOR rates, there is significant exposure to future spread changes.

       The Company owned several derivative instruments at September 30, 2002, which were used to hedge the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes caused by changes in rates. These derivative instruments included interest rate swap agreements, Constant Maturity Swap interest rate floor contracts, swaptions and PO swaps. MSR derivatives used to hedge the change in value due to prepayment risk are comprised of the following (dollars in thousands):

                                    Notional                                                                   Fair Value at
        Derivative                   Amount             Contract Provisions                Maturity          September 30, 2002
        ----------                   ------             -------------------                --------        -----------------------
                                                                                                            Assets     Liabilities
                                                                                                            ------     -----------
Interest rate swap agreements      $5,495,000     Weighted average pay rate of 1.80%       2005 - 2012     $114,767      $(141)
                                                  Receive rates between 2.97% and 4.73%

Interest rate floor contracts (a)     250,000     Strike rates between 5.96% and 6.19%     2007               9,062         --

Swaption contracts (b)              1,704,000     Strike rates between 4.40% and 4.85%     2003 - 2004       76,367         --

PO swap agreements                    396,960     Index tied to LIBOR based on cash
                                                    flow from a PO strip                   2002 - 2028        5,473       (397)

Other                                 400,000     Strike rate between  5.50% and 6.00%     2002               2,336         --
                                   ----------                                                              --------      -----

Total                              $8,245,960                                                              $208,005      $(538)
                                   ==========                                                              ========      =====

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

       Servicing fee income for the nine months ended September 30, 2002 included a $120.7 million charge to increase the valuation allowance on MSRs. During the nine-month period, mortgage rates declined significantly (approximately 130 bps) and estimates of future prepayment speeds accelerated substantially. In addition, the relationship between mortgage rates and the LIBOR rates on the instruments most commonly used to hedge MSRs moved in a manner that increased the effective hedge ratio and reduced the amount of impairment required to be recorded. Based on the benchmark mortgage rate the Bank uses for its internal estimates, the spread between mortgage and LIBOR rates widened from approximately 114 bps at December 31, 2001 to approximately 140 bps at September 30, 2002. These spread levels represent historically wide spreads. All of the widening occurred in the three months ended September 30, 2002, when mortgage rates declined approximately 81 bps and LIBOR rates declined approximately 110 bps. As a result, during the three months ended September 30, 2002, the Company was effectively 100% hedged and recorded a small recovery (approximately $6.4 million) of its previously recorded valuation allowance. The Company estimates that the spread widening increased the gain in the value of the hedges and the offsetting writedown of the MSRs by approximately $100 million. The hedge ratio during the nine-month period ranged from approximately 60% to approximately 100%.

       If mortgage rates were to remain constant and LIBOR rates were to increase such that the spread to mortgage rates was similar to that at June 30, 2002, the hedges at September 30, 2002 would lose an estimated $100 million and the servicing would only gain an estimated $30 million, resulting in a net pre-tax loss of $70 million. To the extent that mortgage rates also increase, but not as much as LIBOR rates, recorded losses may be reduced because estimated hedge ratios are less than 100% or because other factors used in the valuation change in a manner that increases the value of the servicing.

       Because mortgage rates have decreased in 2002 to lows not seen in over thirty-five years, prepayments of mortgages are occurring at an unprecedented level despite significant opportunities to refinance in 2001. These unprecedented prepayments could exceed estimates of prepayments used in the valuation of the servicing resulting in additional recorded losses in the future.

       When developing MSR values, there is no demonstrable liquid market for MSRs with the same size and other characteristics as the Company's MSR asset. Management must therefore turn to other methods to estimate fair value. Management regularly reviews its process for determining MSR fair value and believes that the process it has been using has led to reasonable estimates of value.

LIQUIDITY

       The ratio of cash and short-term U.S. Government securities and other specified securities to deposits and borrowings due within one year measures the Company's liquidity. The OTS requires that California Federal maintain sufficient liquidity to ensure its safe and sound operation. Effective March 15, 2001, the OTS eliminated the previously imposed minimum liquidity requirement of 4%. California Federal has been in compliance with the liquidity regulations during the nine months ended September 30, 2002 and the year ended December 31, 2001.

       The major source of funding for GS Holdings on an unconsolidated basis is distributions of the Bank's earnings and tax sharing payments. Net income generated by the Bank is used to meet its own cash flow needs, including paying dividends on its preferred stock owned by GS Holdings, and may be distributed, subject to certain restrictions, to the Company. In turn, GS Holdings uses distributions received from the Bank primarily to meet debt service requirements, pay any expenses it may incur and make distributions to Golden State, subject to certain restrictions. For more information on dividend restrictions for the Bank and GS Holdings, refer to "Business - Regulation and Supervision" and note 24 of the "Notes to Consolidated Financial Statements" in the Company's 2001 Annual Report on Form 10-K.

       On a consolidated basis, a major source of the Company's funding is expected to be the Bank's retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The Company must retain and attract new deposits, which depends upon the variety and effectiveness of its customer account products, service and convenience, and rates paid to customers. Any decline in retail deposit funding would adversely impact the Company's liquidity. The Company also obtains funds from the repayment and maturity of loans and mortgage-backed securities, as well as deposit inflows, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. The Company anticipates that FHLB advances and securities sold under agreements to repurchase will continue to be important sources of funding, and management expects there to be adequate collateral for such funding requirements. A decline in the Bank's credit rating would adversely affect the Bank's ability to borrow and/or the related borrowing costs, thus impacting the Company's liquidity. In addition, if the Company were to default on a borrowing, all principal and accrued interest would become due and payable, thus negatively affecting the Company's liquidity.

       The consolidated Company's primary uses of funds are the origination or purchase of loans, mortgage-backed securities, maturing CDs, demand deposit withdrawals, repayment of borrowings and dividends to common shareholders. CDs scheduled to mature during the twelve months ending September 30, 2003 aggregate $6.9 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or reduce the size of the balance sheet. In addition, at September 30, 2002, the Company had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $9.2 billion and $14.5 billion maturing or repricing within the next three and twelve months, respectively. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

       Interest expense on the GS Holdings Notes approximates $107.3 million per year. The Company expects the GS Holdings Notes to be redeemed within 30 days after the consummation of the Citigroup Merger. Although GS Holdings expects that distributions and tax sharing payments from the Bank will cover future interest and principal payments, there is no guarantee. In addition, there is no assurance that Bank distributions will be permitted by the terms of any GS Holdings' debt instruments, any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock, or under applicable federal thrift laws then in effect.

       The Company anticipates that cash and cash equivalents on hand and its sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $2.2 billion at September 30, 2002, the Company has substantial additional borrowing capacity with the FHLB and other sources amounting to $8.9 billion.

       As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the nine months ended September 30, 2002 were $59.6 billion in proceeds from additional borrowings, $15.0 billion in proceeds from sales of loans held for sale, $5.6 billion in net loan originations and principal collections, $3.4 billion in principal payments on mortgage-backed securities available for sale and held to maturity and $2.0 billion in proceeds from sales and settlements of derivatives. The primary uses of funds were $65.6 billion in principal payments on borrowings, $14.7 billion in purchases and originations of loans held for sale, $3.3 billion in purchases of loans receivable and $1.2 billion in purchases of derivatives.

CAPITAL MANAGEMENT

       OTS capital regulations require the Bank to satisfy three minimum capital requirements: tangible capital, core (leverage) capital, and risk-based capital.

       TANGIBLE CAPITAL. Tangible capital is the sum of the Bank's common stockholder's equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. Tangible capital must be at least 1.5% of adjusted total assets.

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

       MINIMUM REQUIREMENTS. These capital requirements discussed above are viewed as minimum standards by the OTS. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their circumstances. The Bank is not subject to any such individual regulatory capital requirement that is higher than the minimum. These capital requirements are currently applicable to the Bank but not to GS Holdings.

       At September 30, 2002, the Bank's tangible, core and risk-based capital ratios of 8.18%, 8.18% and 15.23%, respectively, exceeded the minimum regulatory capital requirements. The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of September 30, 2002:

                                                                   Tangible            Core            Risk-based
                                                                   Capital            Capital           Capital
                                                                   -------            -------           -------
                                                                               (dollars in millions)
Stockholder's equity of the Bank                                     $4,356            $4,356             $4,356
Minority interest - REIT Preferred Stock                                500               500                500
Unrealized holding gain on securities, net                              (53)              (53)               (53)
Unrealized holding loss on derivative instruments, net                  191               191                191
Non-allowable capital:
       Non-qualifying loan servicing rights                             (94)              (94)               (94)
       Intangible assets                                               (611)             (611)              (611)
       Goodwill Litigation Assets                                      (159)             (159)              (159)
       Investment in non-includable subsidiaries                        (68)              (68)               (68)
Supplemental capital:
       Qualifying subordinated debentures                                --                --                 55
       General loan loss allowance                                       --                --                367
Assets required to be deducted:
       Equity in subsidiaries                                            --                --                 (7)
       Low-level recourse deduction                                      --                --                 (9)
                                                                     ------            ------             ------
Regulatory capital of the Bank                                        4,062             4,062              4,468
Minimum regulatory capital requirement                                  745             1,987              2,347
                                                                     ------            ------             ------
Excess above minimum capital requirement                             $3,317            $2,075             $2,121
                                                                     ======            ======             ======

Regulatory capital of the Bank                                         8.18%             8.18%             15.23%
Minimum regulatory capital requirement                                 1.50%             4.00%              8.00%
                                                                       ----              ----              -----
Excess above minimum capital requirement                               6.68%             4.18%              7.23%
                                                                       ====              ====              =====

       The amount of adjusted total assets used for the tangible and leverage capital ratios is $49.7 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $29.3 billion.

       Under the prompt corrective action regulations mandated by the FDICIA, the OTS must take certain actions against savings associations that fall within certain undercapitalized capital categories. The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, three ratios determine an association's capital classification:

       o      the ratio of total capital to risk-weighted assets,

       o      the ratio of core capital to risk-weighted assets and

       o      the leverage capital ratio.

       The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of September 30, 2002. The Bank is not subject to any enforcement action or other regulatory proceedings with respect to the prompt corrective action regulation. Management believes there have been no conditions or events since September 30, 2002 that would change the Bank's capital classification.

       At September 30, 2002, the Bank's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                             Risk-based
                                        Leverage       -------------------------
                                         Capital       Tier 1      Total Capital
                                        --------       ------      -------------

Regulatory capital of the Bank            8.18%        13.82%         15.23%
"Well capitalized" ratio                  5.00%         6.00%         10.00%
                                          ----         -----          -----
Excess above "well capitalized" ratio     3.18%         7.82%          5.23%
                                          ====         =====          =====

       OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At September 30, 2002, none of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, no amount has been excluded from the Bank's regulatory capital at September 30, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in reported market risks faced by GS Holdings since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

       The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

       Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

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

       On April 3, 2001, the Court of Appeals for the Federal Circuit upheld the summary judgment liability decision and the approximately $23 million damage award, but it also ruled that the Bank be allowed to present evidence regarding damages incurred under the lost profits theory. The case was remanded back to the Claims Court for a damages trial under the lost profits theory, and the trial concluded on October 22, 2002, with post-trial briefing to end on November 15, 2002, sometime after which the Claims Court will issue its ruling. In preparation for this trial, the Bank has had prepared a supplemental expert report, which contains alternate damage calculations based upon different assumptions, with the higher calculation being $587 million in lost profits and the lower calculation being $288 million in lost profits. The Government has had prepared reports from four different experts, all of which challenge, for a variety of reasons, the calculations in the Bank's expert report and which essentially contend that the Bank is not entitled to any damages other than the approximately $23 million previously awarded by the Claims Court and affirmed by the Federal Circuit.

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

       On February 16, 2001, the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. On August 2, 2002, the Claims Court determined that the Bank's total reliance damages were $380.8 million. On August 19, 2002, the Government filed with the Claims Court a motion for reconsideration of this damage award, which the Claims Court has not yet acted upon.

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

       An agreement to settle all claims on a California class basis has been reached with the plaintiffs' counsel. The trial court granted preliminary approval of the settlement and the final hearing on the settlement is scheduled for February 2003. It is anticipated that the cost of the settlement will not be material.

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

              99.1 Certification of Periodic Report by Principal Executive Officer.

              99.2 Certification of Periodic Report by Principal Financial Officer.

       (b)    Reports on Form 8-K:

              None.

                            GLOSSARY OF DEFINED TERMS

AICPA - American Institute of Certified Public Accountants
ALCO - Asset/Liability Management Committee
APB  - Accounting Principles Board
APB  OPINION NO. 17 - Intangible Assets
APB  OPINION NO. 25 - Accounting for Stock Issued to Employees
APB OPINION NO. 30 - Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions
ARM  - Adjustable-rate mortgage
BANK - California Federal Bank
BPS  - basis points
BROKERED DEPOSITS - Issued CDs through  direct  placement  programs and national investment banking firms
CAL FED ACQUISITION - Agreement and Plan of Merger among FN Holdings, Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank. FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old
     California  Federal,   and  First  Nationwide  merged  with  and  into  Old
     California Federal in January 1997.
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA  FEDERAL  GOODWILL  LITIGATION  -  California  Federal Bank v. United
     States, Civil Action 92-138
CALIFORNIA FEDERAL GOODWILL  LITIGATION ASSET - an asset,  related to California
     Federal Goodwill Litigation, arising out of the purchase of the Old California Federal.
CD   - Certificate of deposit
CFI  - Cal Fed Investments
CITIGROUP - Citigroup Inc.
CLAIMS COURT - United States Court of Federal Claims
COFI - Cost of Funds Index (tied to the FHLB's 11th District cost of funds) COMPANY - Golden State Holdings Inc.
CRA  - Community Reinvestment Act
EITF - Emerging Issues Task Force
EITF NO. 94-3 - Liability  Recognition for Certain Employee Termination Benefits
     and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)
EITF NO. 99-20 - Recognition of Interest  Income and Impairment on Purchased and
     Retained Beneficial Interests in Securitized Financial Assets
EPS  - earnings per share
FASB - Financial Accounting Standards Board
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FEDERAL CIRCUIT - U.S. Court of Appeals for the Federal Circuit
FHLB - Federal Home Loan Bank of San Francisco
FHLB SYSTEM - Federal Home Loan Bank System
FIRREA - Financial Institutions Reform, Recovery and Enforcement Act of 1989 and
     its implementing regulations.
FN   HOLDINGS - First Nationwide Holdings Inc.
FN HOLDINGS ASSET TRANSFER - FN Holdings contributed all of its assets (including all of the common stock of the Bank) to GS Holdings in September 1998.
FN HOLDINGS NOTES - FN Holdings 12 1/4% Senior Notes, the FN Holdings 9 1/8% Senior Sub Notes and the FN Holdings 10 5/8% Notes, collectively
FNMC - First Nationwide Mortgage Corporation
FTE  - Full-time equivalent staff
GAAP -accounting principles generally accepted in the United States of America GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL  LITIGATION  - Glendale  Federal  Bank v. United  States,  No.
     90-772C
GLENDALE GOODWILL LITIGATION ASSET - an asset,  related to the Glendale Goodwill
     Litigation, arising out of the purchase of Glendale Federal.
GNMA - Government National Mortgage Association
GOLDEN STATE - Golden State Bancorp Inc.

GOLDEN STATE  ACQUISITION - FN Holdings Asset Transfer,  Holding Company Mergers
     and Glen Fed Merger, collectively
GOLDEN STATE COMMON STOCK - Golden State common stock, par value $1.00
GOLDEN STATE  MERGER - the merger,  completed on  September  11,  1998,  between
     Golden State, the publicly traded parent company of Glendale Federal, and First Nationwide Holdings Inc. and Hunter's Glen/Ford, Ltd.
GOODWILL LITIGATION  ASSETS - the California  Federal Goodwill  Litigation Asset
     and the Glendale Goodwill Litigation Asset, collectively
GOVERNMENT - United States Government
GSB  - Golden State Bancorp Inc.
GSB  INVESTMENTS - GSB Investments Corp.
GS   HOLDINGS - Golden State Holdings Inc.
GS HOLDINGS NOTES - On August 6, 1998, GS Escrow Corp, which subsequently merged into GS Holdings, issued $2 billion of fixed and floating rate notes.
HOLDING  COMPANY  MERGERS  - FN  Holdings  merged  with  and into  Golden  State
     Financial Corporation, which owned all of the common stock of Glendale Federal.
HUNTER'S GLEN - Hunter's Glen/Ford, Ltd.
IO   - Interest only
IRS  - Internal Revenue Service
LIBOR - London Interbank Offered Rate
LTV  - Loan-to-value
LTWTM - Litigation Tracking WarrantsTM
MERCURY MERGER SUB - Mercury Merger Sub, Inc., a subsidiary of Citigroup
MERGER - The  merger of Golden  State with and into  Mercury  Merger  Sub,  with
     Mercury Merger Sub as the surviving entity
MERGER AGREEMENT - the Agreement  and Plan of Merger that  provides  for,  among other things, the Merger
MSR  - Mortgage servicing rights
NOL  - net operating loss
NOTIONAL AMOUNT - the amount on which calculations, payments, and the value of a derivative is based. Notional amounts do not represent direct credit exposures.
NPV  - Net portfolio value
OCI  - Other comprehensive income
OLD CALIFORNIA FEDERAL - California Federal Bank, A Federal Savings Bank prior to the Cal Fed Acquisition.
OTS  - Office of Thrift Supervision
PASS-THROUGH  INTEREST  EXPENSE  -  represents  interest  that  FNMC pays to the investor(s) for loans serviced by FNMC, which are paid off by the borrower(s) before the end of the month. FNMC pays the shortfall of interest on the respective loans as a result of the contractual agreement between the servicer (FNMC) and the investor(s) (i. e., GNMA)
PO   - Principal only
PREFERRED CAPITAL CORPORATION - California Federal Preferred Capital Corporation REIT - Real Estate Investment Trust
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable Preferred Stock, Series
     A, issued by California Federal Preferred Capital Corporation in January 1996.
REPOS - short-term securities sold under agreements to repurchase
SEC  - United States Securities and Exchange Commission
SECURITYHOLDERS  - consists  of Mafco  Holdings  Inc.,  GSB  Investments  Corp.,
     MacAndrews & Forbes Holdings Inc., Hunter's Glen/Ford, Ltd. and Gerald Ford SECURITYHOLDERS AGREEMENT - dated as of May 21, 2002, by and among Citigroup
     Inc., Golden State Bancorp Inc., Mafco Holdings Inc., GSB Investments Corp., MacAndrews & Forbes Holdings Inc., Hunter's Glen/Ford, Ltd. and Gerald Ford, pursuant to which the Securityholders, among other things, have agreed to vote certain shares of Company Common Stock beneficially owned by them, constituting approximately 31.5% of the outstanding shares of Golden State Common Stock, in favor of the Merger and against competing business combination proposals.

SFAS - Statement of Financial Accounting Standards
SFAS NO. 4 - Reporting Gains and Losses from Extinguishment of Debt
SFAS NO. 13 - Accounting for Leases
SFAS NO. 44 - Accounting for Intangible Assets of Motor Carriers
SFAS NO. 64 - Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements SFAS NO. 72 - Accounting for Certain Acquisitions of Banking or Thrift
     Institutions
SFAS NO. 114 - Accounting by Creditors for Impairment of a Loan
SFAS NO. 115 - Accounting for Certain Investments in Debt and Equity Securities SFAS NO. 121 - Accounting for the Impairment of Long-lived Assets and for
     Long-lived Assets to be Disposed of
SFAS NO.  131  -  Disclosures  about  Segments  of  an  Enterprise  and  Related
     Information
SFAS NO. 133 - Accounting for Derivative Instruments and Hedging Activities
SFAS NO. 142 - Accounting for Goodwill and Intangible Assets
SFAS NO. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets SFAS NO. 145 - Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13,
     and Technical Corrections
SFAS NO. 146 - Accounting for Costs Associated with Exit or Disposal Activities SFAS NO. 147 - Acquisitions of Certain Financial Institutions
SOP  - Statement of Position
SOP 01-6 - Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others
STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
UPB  - Unpaid principal balance
VERDUGO - Verdugo Trustee Service Corporation

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




November 4, 2002

                                 CERTIFICATIONS

CERTIFICATION BY CHAIRMAN AND CHIEF EXECUTIVE OFFICER

I, Gerald J. Ford, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Golden State Holdings Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/  Gerald J. Ford
                                        ----------------------------------------
                                        By: Gerald J. Ford
                                            Chairman and Chief Executive Officer

November 4, 2002

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Richard H. Terzian, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Golden State Holdings Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/  Richard H. Terzian
                                        ----------------------------------------
                                        By: Richard H. Terzian
                                            Chief Financial Officer

November 4, 2002